Form 10-K
period 2020-12-31
GRAYBUG VISION, INC.
filed 2021-03-05
CIK 1534133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39538

GRAYBUG VISION, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	452120079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Shoreline Drive, Suite 450

Redwood City, CA 94065

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (650) 487-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GRAY	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the Registrant was a privately-held company and there was no established public market for the Registrant’s common stock. The Registrant’s common stock began trading on The Nasdaq Global Market on September 25, 2020. The aggregate market value of common stock held by non-affiliates of the Registrant computed by reference to the closing price of the Registrant’s common stock on September 25, 2020 was approximately $120.2 million. Shares of common stock held by each executive officer, director and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding as of February 26, 2021 was 21,043,984.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2020. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements, other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the potential of our technologies and our ability to execute on our corporate strategy;
•	our ability to fund our working capital needs;
•	our ability to develop and commercialize our product candidates;
•	our ability to use and expand our technologies to build a pipeline of product candidates;
•	our ability to obtain and maintain regulatory approval of our product candidates;
•	the strength and breadth of our patent portfolio;
•	the potential for receipt of additional milestone payments;
•	our ability to obtain and adequately protect intellectual property rights for our product candidates;
•	our continued reliance on third parties for manufacturing our product candidates, conducting our clinical trials and certain research activities;
•	our ability to in-license, acquire or invest in complementary businesses, technologies, products or assets to further expand or complement our portfolio of product candidates;
•	expected timing of our clinical trials;
•	the timing and availability of results of our clinical trials and those of our collaborators; and
•	our ability to extend our operating capital.

These statements are only current predictions and are subject to known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K. You should not rely upon forward-looking statements as predictions of future events. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risks and uncertainties.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, after the date of this report, we are under no duty to update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise.

We obtained industry, market and competitive position data in this report from our own internal estimates and research as well as from industry and general publications and research surveys and studies conducted by third parties. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such information or estimates.

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on developing transformative medicines for the treatment of diseases of the retina and optic nerve. Our novel proprietary technologies are designed to release drugs in ocular tissue at a controlled rate for up to 12 months in order to improve patient compliance, reduce healthcare burdens and, ultimately, deliver better clinical outcomes. Our lead product candidate, GB-102, is an intravitreal injection of a microparticle depot formulation of sunitinib, a potent inhibitor of neovascular growth and permeability, which are leading causes of retinal disease. We are developing GB-102 as a once-every-six months intravitreal injection for the treatment of wet age-related macular degeneration, or wet AMD, and diabetic macular edema, or DME. In our Phase 1/2a clinical trial, GB-102 administered as a single 1 mg dose was well-tolerated in wet AMD patients and demonstrated durable clinical evidence of disease control of at least six months in approximately 88% of patients in this cohort. We then advanced GB-102  into a dose-ranging, controlled and masked safety and efficacy Phase 2b clinical trial in patients with wet AMD. Of the 56 patients enrolled in our Phase 2b clinical trial, 50 patients completed their 12-month treatment phase, while the remaining six withdrew for reasons unrelated to their treatment. Furthermore, 28 of the 50 patients who completed their Month 12 visit were eligible and agreed to continue clinical monitoring in a six-month monitoring extension of the trial. The goal of this six-month extension period is to observe further durability of GB-102 in wet AMD patients. We expect to report topline data from the Phase 2b clinical trial in March of 2021. We are also using our proprietary technologies to develop GB-103, a once-a-year formulation of GB-102, for the treatment of diabetic retinopathy, or DR, as well as GB-401, an intravitreally injectable depot formulation of a beta-adrenergic blocking agent prodrug with a dosing regimen of once every six months or longer for the treatment of primary open-angle glaucoma, or POAG. We believe that our product candidates could significantly improve clinical outcomes versus the respective standards of care for several ocular diseases.

Age-related macular degeneration, or AMD, is a chronic, progressive disease, a leading cause of vision loss in the elderly and estimated to affect approximately 15 million people in North America. The disease prevalence is approximately 85 to 90% nonexudative, or dry, AMD and 10 to 15% wet AMD. The therapeutic market for wet AMD in 2019 was estimated to be $7.9 billion worldwide and has historically grown by approximately 8% as a consequence of an aging population and the lack of preventative measures.

There is no cure for wet AMD. To maintain vision, patients must receive frequent intravitreal injections, up to 12 times per year, with short-acting anti-vascular endothelial growth factor, or VEGF, agents. Although the use of anti-VEGF treatments has revolutionized visual outcomes for patients, the need for frequent injection visits combined with the increasing prevalence of this disease puts an enormous pressure on healthcare systems and represents a severe burden for patients, caregivers and physicians. These dynamics often lead to a reduced frequency of treatment and result in suboptimal visual outcomes in real-world practice.

Damage to the retina as a result of DR includes a number of vision-threatening complications, such as DME, and has been an important cause of acquired vision loss in the young and middle-age adult population. It is estimated that the number of patients with DR will increase globally to over 190 million by 2030. One-third of DR patients over 40 years of age in the United States are at risk of developing vision-threatening complications, including DME. DME is the second largest market for anti-VEGF therapies, accounting for approximately $3.7 billion of sales worldwide and approximately $1.8 billion in the United States in 2019. Multiple clinical trials have shown that anti-VEGFs are also beneficial for the treatment of patients with DR but without DME; however, the need for frequent injections and follow-up for this often asymptomatic population leads to inadequate compliance and suboptimal clinical benefit.

GB-102 is designed to provide pan-VEGF inhibition for six months or longer while minimizing fluctuations in retinal thickness in between treatments, which is emerging as predictive of visual outcomes. We believe durable and sustained drug delivery of a single dose offered by GB-102 could provide improved visual outcomes for patients with wet AMD and DME, better patient quality-of-life and reduced disease-monitoring requirements.

GB-103, a longer-acting formulation of sunitinib, is designed to maintain therapeutic drug levels in the retinal tissue for up to 12 months following a single intravitreal injection. This potentially longer duration of clinical benefit and consequently less frequent need for intravitreal injections may be more conducive to maintaining a typically asymptomatic patient with DR on an effective anti-VEGF therapy regimen. If approved, GB-103 could provide a paradigm shift in the treatment of patients with DR who are currently managed either by observation alone, pan-retinal laser photocoagulation or, in rare instances, with short-acting anti-VEGF injections.

Glaucoma is an optic neuropathy that is characterized by the progressive degeneration of the optic nerve that leads to visual impairment. It is a leading cause of irreversible vision loss that is projected to affect approximately 76 million people worldwide in 2020, including approximately 2.7 million people in the United States. The most common type of glaucoma is POAG, which is characterized by an increase in intraocular pressure, or IOP, because fluid, which is continuously generated by cells inside the front of the eye, cannot drain properly. The global POAG therapeutics market is estimated to reach approximately $3.8 billion in 2026, of which the United States represents approximately $2.9 billion.

The most common treatment options for glaucoma are topical eye drops, which must be administered daily, or invasive medical procedures. Topical eye drops can lower IOP and have been shown to both delay and prevent the progressive degeneration associated with POAG. However, these medications must be administered up to four times per day, and approximately 30% of patients often require more than one class of drug to control IOP. It is estimated that approximately 50% of patients stop using their glaucoma medications in the first six months post-diagnosis due to various reasons, including forgetfulness, lack of disease awareness and/or cost, thus leading to uncontrolled IOP and progressive loss of peripheral vision. Laser-based or surgical treatments to permanently reduce IOP are invasive and achievement of IOP targets may require multiple surgeries.

Our third product candidate, GB-401, is an intravitreally administered, proprietary formulation of a beta-adrenergic beta-blocker prodrug designed to provide a controlled release of the active drug to maintain a reduced IOP for six months or longer after a single injection, thus addressing the patient compliance problem and improving outcomes. If approved, GB-401 could represent a significant paradigm shift in the way physicians treat POAG.

Our pipeline

The following chart summarizes the status and development plan for the product candidates in our pipeline. We own worldwide rights to each of our programs.

Our proprietary technologies

Our proprietary technologies are designed to allow sustained delivery of pharmacologic agents to the eye in a well-tolerated and controlled manner to achieve extended duration of effectiveness. Our proprietary technologies utilize depot formulations of microparticles containing biodegradable polymers such as poly(lactic-co-glycolic acid), or PLGA. The microparticles are engineered to carry a hydrophilic coating such as polyethylene glycol, or PEG, that helps eliminate or minimize inflammation typically associated with intraocular administration of conventional PLGA microparticles. Our preclinical studies and Phase 1/2a clinical trial provided preliminary evidence that our microparticles are well-tolerated in the eye.

Furthermore, our microparticles are designed to aggregate after intravitreal injection upon exposure to the vitreous fluid at body temperature to form a depot near the bottom of the eye, outside of the visual axis. Our biodegradable microparticles then gradually release the active ingredient at a rate dependent on the composition of the polymers and biodegrade into lactic acid, glycolic acid and PEG that are naturally cleared from the body.

Some molecules, due to their physicochemical properties, are difficult to encapsulate and deliver in a controlled manner. For that purpose, we have developed a proprietary prodrug technology to enable sustained delivery of these therapeutics. Our research and development team has developed our product candidates with different pharmacologic agents using these prodrug technologies. For example, GB-401 has been developed using this approach.

Our lead program GB-102

We are developing our lead product candidate, GB-102, as a once-every-six months intravitreally delivered microparticle depot formulation of sunitinib for the treatment of wet AMD and DME. Sunitinib is a pan-VEGF inhibitor (VEGF-A, B, C and D). We believe that GB-102 is differentiated from the current standard of care, which requires more frequent dosing, up to 12 times per year, and primarily targets one neovascular pathway (VEGF-A).

Phase 1/2a and 2b clinical trials of GB-102 in wet AMD. GB-102 has been evaluated in multiple Phase 1/2 trials to assess its safety, tolerability, durability and pharmacodynamic effects, as well as to identify the optimal dose. In January 2019, we completed our Phase 1/2a ADAGIO clinical trial of GB-102 in 32 patients with wet AMD that previously received at least three anti-VEGF injections, which we refer to as our ADAGIO trial. This trial met its primary endpoint of safety and tolerability. No ocular serious adverse event, or SAE, or dose-limiting toxicity was reported, and the majority of patients had no drug-related adverse events, or AEs. The most common AE was the presence of medication in the anterior chamber. These AEs were reversible and with no long-term consequences. In this trial, 88% of patients who were previously treated with an average of eight injections annually were able to maintain stable central retinal thickness and visual acuity for six months or more with a single injection of 1 mg of GB-102.

Based on the data from the ADAGIO trial, we initiated the Phase 2b ALTISSIMO clinical trial in September 2019 to evaluate an improved product that would minimize the presence of medication within the anterior chamber. This trial was designed to compare two doses of GB-102 (1 or 2 mg) administered every six months to aflibercept administered every two months in up to 56 patients with anti-VEGF-responsive wet AMD. On the basis of a safety analysis of the Phase 2a clinical trial of GB-102 in ME, described below, and the interim safety data in the ALTISSIMO trial, we terminated the development of the GB-102 2 mg dose in all of our clinical trial programs. The primary endpoint of the ALTISSIMO trial is to determine time-to-additional anti-VEGF supportive therapy. Of the 56 patients originally enrolled in the study, 50 completed the 12-month treatment phase and six withdrew for reasons unrelated to their treatment. Furthermore, 28 of the 50 patients who completed their Month 12 ALTISSIMO visit continued masked clinical monitoring until the point at which they require additional supportive therapy, up to a maximum of six months. ALTISSIMO topline results are expected in March of 2021. If successful, we plan to advance two pivotal clinical trials in wet AMD in the second half of 2021.

Phase 2a clinical trial of GB-102 in ME secondary to various diseases, including DME and central or branch Retinal Vein Occlusion, or RVO. In September 2019, we initiated a Phase 2a clinical trial of GB-102 in 21 patients with ME secondary to DME and branch or central RVO. This trial was designed to be a six-month, single injection, multicenter, open-label, parallel arm trial with a primary end-point of safety and tolerability of two dose levels of GB-102 (1 and 2 mg) in patients with ME secondary to DME or RVO who had been previously treated with anti-VEGFs. All patients have completed the study and the final safety analysis has been performed. An interim data analysis from the ALTISSIMO and ME trials identified 1 mg of GB-102 as the optimal dose for future clinical trials. We intend to conduct a Phase 2b trial in patients with DME in the second half of 2021.

Additional pipeline programs

GB-103 is designed to be a once-a-year intravitreally delivered formulation of sunitinib, and has the potential to become an important therapy for patients with DR. Our Phase 1/2a clinical trial with GB-103 in patients with DR is planned to initiate in the first half of 2022.

We are also applying our proprietary technologies to develop GB-401, a depot formulation of a beta-adrenergic receptor inhibitor, designed to be injected once every six months to reduce IOP in POAG patients. We expect to submit an investigational new drug application, or IND, for GB-401 and initiate a dose-escalating Phase 1/2a clinical trial of GB-401 in patients with POAG in the second half of 2021.

We believe our proprietary technologies will allow us to develop other novel therapeutics, either alone or in combination, that can achieve extended durations of effectiveness and, thus improve the care and quality of life for patients with chronic diseases and disorders of the eye.

Our executive leadership team

We are led by a team of experienced pharmaceutical industry executives with significant experience in ophthalmology:

•

Frederic Guerard, Pharm.D., our Chief Executive Officer, has 20 years of leadership, strategic and commercial pharmaceutical experience, including as Worldwide Business Franchise Head of Ophthalmology at Novartis AG and Global Franchise Head of Pharmaceuticals at Alcon Laboratories, Inc.

•

Parisa Zamiri, M.D., Ph.D., our Chief Medical Officer, is an ophthalmologist and was previously Vice President, Global Head of Clinical Development and Therapeutic Area Head for Ophthalmology at Novartis AG.

•

Daniel Salain, our Chief Technical Operations Officer, has 30 years of global pharmaceutical experience in manufacturing, operations and business development, and previously served as Senior Vice President of Technical Operations at Ophthotech Corporation (now IVERIC bio, Inc.).

•

Robert S. Breuil, our Chief Financial Officer, has over 20 years of experience in the biopharmaceutical and drug delivery industries, and previously served as Chief Financial Officer of Corium, Inc. and Codexis, Inc.

•

Bettina Maunz, our Chief People Officer, has over 20 years of experience across the pharmaceutical, biotechnology, and medical device industries, and previously served as VP, Group Head of Enterprise Communications at Novartis AG.

We have raised approximately $134 million of capital in gross proceeds from a group of leading life sciences investors, including Deerfield Management, OrbiMed Advisors, a fund managed by Blackstone Life Sciences, Hatteras Venture Partners, CBC Group (formerly known as C-Bridge Capital) and Crown Venture Fund.

Wet AMD

Wet AMD is a common ocular disease caused by the growth of abnormal blood vessels under the central portion of the retina, or macula. This growth is triggered by VEGF, a protein produced by cells that stimulates the formation of new abnormal blood vessels, a process called neovascularization, and induces vascular permeability, leading to leakage and swelling of the retina. Anti-VEGF treatment has been shown to improve vision in patients with wet AMD when compared to either no treatment or laser alone.

According to the American Academy of Ophthalmology, it is estimated that 15 million people in North America have AMD. The prevalence of the disease is approximately 85 to 90% nonexudative, or dry, AMD and 10 to 15% wet AMD. As a greater percentage of Americans are living well beyond 60 years of age, more patients will become visually impaired from AMD than from glaucoma and diabetic retinopathy combined. Early intervention is essential to treat wet AMD; without treatment, vision rapidly declines. The figure below illustrates the primary effects of wet AMD.

Our market opportunity in wet AMD

In 2019, annual anti-VEGF sales reported for the treatment of retinal diseases exceeded $11 billion in 2019 globally. We believe a substantial majority of these sales were in connection with the treatment of wet AMD and DR. Avastin is also used off-label in approximately 60% of the wet AMD patients in the United States, therefore the potential therapeutic market is greater than reported. The wet AMD market has historically grown by approximately 8% as a consequence of an aging population and lack of preventative procedures.

Despite the significant benefits of existing therapeutic options, the need for frequent intravitreal injections is burdensome for both patients and retinal specialists. Retinal practitioners surveyed by the American Society of Retinal Specialists responded that their three greatest unmet needs are availability of long-acting sustained drug delivery, therapies that reduce treatment burden and new treatment mechanisms of action. According to a 2019 study of patient interviews in the United States, France and Australia, the factors affecting adherence from the patient perspective included the psychological burden of repeated intravitreal injections, the time burden of both treatment and monitoring visits for both patients and caregivers, which could take up to 12 hours per visit including travel time.

In clinical trials, intravitreal injections of anti-VEGF drugs resulted in significant gains in visual acuity for patients with retinal diseases. However, in settings outside of clinical trials, patients often receive less frequent injections than in clinical trial settings. Long-term observational studies in the United States, Europe and Japan have demonstrated that many patients with wet AMD lose visual acuity due to the challenges associated with receiving anti-VEGF injections at an optimal frequency.

The diagram below shows the declining visual acuity, or VA, results over four years after the first anti-VEGF injection in patients with wet AMD in the United States.

US: Mean change in VA in real-world observational study of anti-VEGF in wet AMD over 1-4 years

4.0
3.0
2.0
1.0
0.0
-1.0
-2.0
-3.0
-4.0
-5.0
-6.0
MEAN CHANGE IN VA
6
12
18
24
30
36
42
48
MONTHS
4 YEARS
3 YEARS
2 YEARS
1 YEAR

Most recently, it was shown that fluctuations between injections in retinal thickness in eyes receiving treatment for wet AMD is adversely associated with visual outcomes.

Diabetic retinopathy and diabetic macular edema

DR, which includes DME, is the leading cause of acquired vision loss in the young and middle-age adult population. Of an estimated 463 million people with diabetes mellitus, or DM, worldwide, approximately one-third have signs of DR and of these, a further one-third of DR is vision-threatening DR, including DME. Approximately 30 million people in the United States have diabetes, 10 million of whom suffer from DR, including 1.5 million with DME. DME affects central vision and can lead to a decline in vision ranging from slight visual blurring to blindness, substantially affecting independence and quality of life. If left untreated, DME is the most common cause of vision loss in patients with DR. The graph below illustrates the primary effects of DME compared to a healthy eye.

Our market opportunity in DR and DME

DME is the second largest market for anti-VEGF therapies, accounting for approximately $3.7 billion of sales worldwide and approximately $1.8 billion in the United States in 2019. It is estimated that there are three times as many DR patients as there are DME patients, which illustrates the commercial attractiveness of the DR indication for which short-acting anti-VEGFs have been recently approved. Multiple trials have shown that anti-VEGFs are also beneficial for the treatment of DR without DME; however, the need for frequent injections and follow-up in this often asymptomatic population leads to inadequate compliance and subsequent vision loss.

Our product candidates

GB-102

GB-102 is a potent small molecule multiple receptor tyrosine kinase inhibitor sunitinib malate, or sunitinib, formulated in our proprietary microparticles designed to be administered intravitreally every six months. Prior to administration, GB-102 is suspended in a buffered diluent and injected intravitreally similar to the standard in clinical practice with anti-VEGFs. Sunitinib is gradually released from the microparticle formulation into the vitreous chamber and is designed to sustain therapeutic drug levels in the ocular tissues for up to six months. Sunitinib also has a high binding affinity to the natural melanin pigment granules in the retina that allows the retinal pigmented epithelium, or RPE, to serve as a potential secondary drug reservoir and extend duration of action.

Sunitinib is an orally administered treatment for advanced renal, gastric and pancreatic malignancies that was originally approved in 2006. Oral sunitinib has demonstrated efficacy in murine laser choroidal neovascularization, or CNV, models and in wet AMD patients for the treatment of their cancers. However, because of a boxed warning related to hepatotoxicity for cancer indications, oral sunitinib has not been used for retinal indications. There are no reported cases of retinal toxicities in patients receiving continuous oral sunitinib for up to six years for the management of primary malignancies. In our preclinical and clinical studies, we have demonstrated that there are no detectable levels of sunitinib in the plasma after intravitreal injections of GB-102. Sunitinib’s mechanism of action is the inhibition of receptor tyrosine kinases, specifically of VEGF receptors 1, 2 and 3, blocking all VEGF signals, including VEGF-A, -B, -C and -D and placental growth factor, or PlGF, which are ligands implicated in pathologic neovascularization in patients with wet AMD. Moreover, sunitinib is a DLK-inhibitor, which may result in a neuroprotective effect.

Our clinical trials

Phase 1/2a trial of GB-102 in patients with wet AMD

In January 2019, we completed our Phase 1/2a clinical trial of GB-102 in patients with wet AMD, or our ADAGIO trial. This trial enrolled patients with wet AMD diagnosed less than 18 months prior to enrollment who had received at least three prior injections of any anti-VEGF treatment and demonstrated a response to anti-VEGF treatment, defined as physician-reported improvement in vision or reduction in macular thickness. Eligible patients received a single injection of GB-102 and were followed for eight months. Monthly assessments included adverse events, best-corrected visual acuity, or BCVA, using the Early Treatment of Diabetic Retinopathy Study, or ETDRS, protocol letter score, central sub-field thickness, or CST, slit-lamp biomicroscopy, dilated fundoscopy and plasma blood samples to detect systemic levels of sunitinib. Patients were eligible for supportive anti-VEGF treatment if any of the following criteria were met: ≥ 10 letter loss in BCVA (ETDRS) with new or increasing intra- or sub-retinal fluid judged to be the cause in the reduction in BCVA; an increase of ≥ 75 µm in CST from baseline; new onset vitreous hemorrhage.

In the ADAGIO trial, GB-102 met its primary endpoint of safety and tolerability with no ocular SAEs or dose limiting toxicities. Our data demonstrated that for patients who required an average of eight injections per year to control their disease, a single injection of GB-102 at various doses was able to maintain their central retinal thickness and visual acuity for six months or more, while significantly reducing the frequency of injection. The overall best performing dose was the 1 mg, which controlled the disease in seven out of eight patients for six months, and in four out of eight patients beyond eight months.

Since the most commonly reported ocular AE was presence of medication in the anterior chamber, we optimized the manufacturing process for GB-102 to enhance its binding affinity thus improving its ability to aggregate post injection. This optimized version is being used for subsequent trials.

Phase 2 clinical trials

Phase 2a trial of GB-102 in ME secondary to DME or RVO. In September 2019, we initiated a Phase 2a clinical trial of GB-102 in 21 patients with ME secondary to DME and RVO. This trial was designed to be a six-month, single injection, multicenter, open-label, parallel arm trial with a primary endpoint of safety and tolerability of two dose levels of GB-102 (1 and 2 mg).

Six centers in the United States enrolled 21 patients (n=10 DME; n=5 BRVO; n=6 CRVO) who had received at least three prior injections of anti-VEGF and shown at least some response within the last 24 months. In addition to the primary safety and tolerability endpoints noted above, secondary endpoints of the ME study were pharmacodynamics measures including mean change from baseline in BCVA (ETDRS), mean change from baseline in CST (SD-OCT), and time to rescue treatment. As the focus of the ME trial was safety, disease control was not a requirement at enrollment, and patient eligibility was not verified by independent third parties. On average, at enrollment, patients required eight injections per year to control their disease. Eligible patients received GB-102 (1 or 2 mg) at day 1 and were followed monthly.

Table below represents the baseline demographic of patients in the ME study.

There were no drug related non-ocular AEs in the trial. The 1 mg dose met its primary endpoint of safety and tolerability with seven out of ten patients demonstrating no adverse events. One patient had only vitreous floaters and one patient had vitreous floaters, medication present in the vitreous, and reduction in vision. The other AEs occurred in a single patient with medication present in the anterior chamber. The 2 mg dose was associated with medication present in the anterior chamber of five out of 11 patients. The majority of AEs occurred in these patients. Two SAEs were reported in a single patient (severe vision loss due to presence of medication in the anterior chamber and corneal edema as a result of wash-out of the anterior chamber). On the basis of an interim analysis performed at month 3 in the ME trial, it was determined that the 1 mg dose was well-tolerated. We believe that the number of microparticles injected in the 2 mg dose (approximately 2 million) were too many to allow adequate aggregation. The graphic below, photographed using wide field color fundus photography, represents an example of progression of the GB-102 1 mg depot throughout the six-month observation period.

Table below represents the drug-related adverse events reported in the ME trial.

Drug-Related AE-Preferred Term	1 mg (N=10)	2 mg (N=11)
Ocular SAE/Dose limiting Toxicity	0	1
Visual acuity reduced	2	5
Vitreous floaters	2	3
Medication in AC	1	5
Medication residue present in vitreous	1	3
Ocular hyperemia	1	0
Eye pain	1	3
Vision blurred	2	1
Eye swelling	1	1
Visual impairment		2
Lacrimation increased		1
Pupils unequal		1
Posterior uveitis		1
Iritis/iridocyclitis/anterior uveitis		3
Conjunctival redness		1
IOP increased		2
Corneal edema		1

These results provided additional support for the potential advancement of GB-102 1 mg dose into pivotal trials.

Phase 2b trial of GB-102 in patients with wet AMD. We initiated the Phase 2b ALTISSIMO trial in September 2019 and expect to report topline data from the 12-month treatment phase in March of 2021. ALTISSIMO is a 12-month, multicenter, prospective, double-masked, randomized (3:3:2), 3-parallel arm trial comparing two doses of GB-102 (1 and 2 mg) administered every six months to aflibercept administered every two months in patients with anti-VEGF-responsive wet AMD.

Similar to the population in the ADAGIO trial, key eligibility criteria include patients with wet AMD diagnosed less than 18 months prior to enrollment, who had received at least three prior injections of any anti-VEGF and demonstrated response to anti-VEGF treatment, defined as physician-reported reduction in macular thickness. In addition, those patients received an anti-VEGF injection within 21 days of screening. Eligible patients will receive either GB-102 (1 or 2 mg) or aflibercept at day one and will be followed monthly for 12 consecutive months. Monthly assessments include adverse events, BCVA, CST, complete ophthalmic examination, wide-field fundus photography and plasma blood samples to detect systemic levels of sunitinib.

Patients will be eligible for additional anti-VEGF supportive therapy (aflibercept) if they meet the following prespecified criteria:

•	Decrease in BCVA (any of the following criteria):

•	≥ 5 ETDRS letter decrease compared with the average of last 2 visit BCVA ETDRS letter scores, and/or,

•	≥ 10 ETDRS letter decrease compared with best on-study BCVA ETDRS letter score.

•	Increase in CST (any of the following criteria):

•	≥ 75 µm compared with the average of the last 2 visit CST measurements (µm), and/or,

•	≥ 100 µm compared with the lowest on-study CST measurement (µm).

We initially designed the ALTISSIMO trial to enroll 160 patients and initiated the trial in September 2019. In December 2019, we voluntarily paused enrollment as a precautionary measure following the report of a single patient experiencing SAEs with the 2 mg dose in the Phase 2a trial of GB-102 in ME patients, as noted in the table above. Interim safety analyses of the macular edema trial demonstrated that five out of 11 patients in the 2 mg dose had medication in the anterior chamber as compared to one patient in the 1 mg dose. We then performed an ad-hoc interim safety analysis of ALTISSIMO in February 2020. In order to preserve data integrity, trial personnel including investigators, patients, study technicians and reading center remained masked at all times. No drug related SAEs were reported in ALTISSIMO. Presence of medication in the anterior chamber was reported in four patients in the GB-102 2 mg dose group and one patient in the 1 mg dose group.

Based on the number of patients in the 2 mg dose group who had medication in the anterior chamber in our ME and the ALTISSIMO trials, we decided to terminate the development of the GB-102 2 mg dose in all of our clinical trial programs. In addition, we capped enrollment in the ALTISSIMO trial at 56 patients as we had sufficient patients to explore repeat dosing with the GB-102 1 mg dose. We amended the protocol of the ALTISSIMO trial to ensure the GB-102 1 mg dose is used for re-dosing of all patients on GB-102 at month six, regardless of their original dose assignment. Finally, following discussions with the FDA, we shifted the primary endpoint—median time to first additional anti-VEGF supportive therapy—from month ten to month 12. On the basis of a safety analysis of the ME trial and interim safety data in the ALTISSIMO trial, we terminated the development of the GB-102 2 mg dose in all of our clinical trial programs and amended the protocol of the ALTISSIMO trial.

The revised ALTISSIMO trial design is provided in the figure below:

In December 2020, the last of 50 patients completed the 12-month treatment phase of ALTISSIMO, while 6 patients withdrew for reasons unrelated to their treatment. Furthermore, 28 of the 50 patients who completed their Month 12 visit were eligible and agreed to continue masked clinical monitoring until the point at which they require additional supportive therapy, up to a maximum of six months. The results of the ADAGIO and ALTISSIMO trials, together with published clinical data in wet AMD, will inform the trial design of pivotal Phase 3 trials. We plan to initiate a Phase 2b trial in DME in the second half of 2021.

GB-103: Potential for once-per year dosing of sunitinib in DR

GB-103 is intended to be a longer-acting version of GB-102 with the potential to maintain therapeutic drug levels in the retinal tissue for up to 12 months from a single intravitreal injection. We believe that GB-103’s potential 12-month durability and reduction in frequency of injections could significantly improve the standard of care for DR patients.

We are in the process of optimizing our GB-103 formulation, which will inform the timing and design of the clinical development program to explore indications in DR. The development of GB-103 will also be informed by the extended duration of treatment that is achievable through GB-102. We are currently conducting IND enabling activities and plan to initiate a Phase 1/2a trial in the first half of 2022.

GB-401

Disease overview

Glaucoma is an optic neuropathy that is characterized by the progressive degeneration of the optic nerve, leading to visual impairment, and is a leading cause of irreversible vision loss worldwide. POAG is the most common type of glaucoma.

Though the specific mechanism of neuronal damage in POAG has not been fully identified, progressive visual field loss is associated with increased IOP. Chronically elevated IOP can lead to neuronal degeneration and retinal ganglion cell death with resulting disruption of the visual pathway. Increased IOP is caused by the over-production of the clear fluid in the eye behind the cornea, or aqueous humor, and/or decreased drainage of the aqueous humor from the eye. Currently approved topical eye drops can lower IOP by either decreasing aqueous humor production and/or enhancing aqueous humor drainage when used as directed by a physician. These medications must be administered up to four times per day, and it is estimated that approximately 30% of patients often require more than one medication.

As shown in the figure below, in the healthy eye, the ciliary body produces fluid that circulates through the pupil and drains in the corner, or the angle, of the eye where the cornea and iris meet. In POAG, pressure in the eye can increase if there is increased fluid production and/or decreased drainage in the angle leading to elevated IOP. Chronically elevated IOP can lead to neuronal degeneration and retinal ganglion cell death with resulting disruption of the visual pathway.

Market overview

Glaucoma is a leading cause of irreversible vision loss affecting approximately 76 million people worldwide in 2020, including approximately 2.7 million people in the United States. The global POAG therapeutics market is estimated to reach approximately $3.8 billion in 2026, of which the United States represents approximately $2.9 billion.

Various drug classes for glaucoma therapy include prostaglandin analogs, or PGAs, beta-blockers, alpha-adrenergic agonists, carbonic anhydrase inhibitors, rho-kinase inhibitors, combination drugs and others. PGAs are preferred as first-line therapy for glaucoma due to their effectiveness in reducing IOP, once-daily dosing and reduced side effects as compared to other therapies. The PGA segment accounted for a market share of approximately 50% in the United States in 2018 and is expected to remain dominant until meaningfully superior agents are developed and approved. The second most prescribed class of drops is beta-blockers, however with a less favorable systemic side effect profile, including decreased heart rate, slowed breathing rate and decreased blood pressure.

A number of procedures have been developed to treat patients whose disease has significantly progressed. These include laser or surgical treatments reserved for patients for whom other measures have failed.

Unmet need

Importance of greater compliance in glaucoma is considered a large unmet need. It is estimated that approximately 50% of patients stop taking their glaucoma medications within the first six months of treatment initiation due to various reasons, including forgetfulness, lack of disease awareness and/or cost. Poor adherence to glaucoma medication regimens has been documented in numerous independent studies, particularly in patients on two or more prescription eye drops. Additionally, studies show that more than 30% of patients often require more than one medication.

Furthermore, because glaucoma progresses slowly and causes few symptoms, patients often do not adhere to their medication regimens as prescribed until the disease has progressed to the point of significant vision loss. As a result, despite the availability of medication to treat glaucoma, progressive visual loss and blindness still often occur. According to a 2015 analysis published in the Translational Vision Science & Technology Journal, 15% to 20% of glaucoma patients progress to blindness within 15 to 20 years of diagnosis.

Our goal is to provide sustained reduction of elevated IOP associated with POAG to increase compliance for patients and improve the medical management of glaucoma. For patients, our goal is to eliminate the need for daily eye drops required to manage elevated IOP. For physicians, our goal is to design a long-acting IOP-lowering treatment that can be administered in the office through intravitreal injections, ensuring patient compliance for up to six months.

Our solution

GB-401 has the potential to reduce elevated IOP for at least six months. GB-401 is an inactive new chemical entity, or NCE, prodrug of a beta-adrenergic receptor inhibitor, or beta-blocker, formulated with our proprietary microparticle technologies for controlled release and is designed to be administered intravitreally once every six months. Upon exposure to water under physiologic conditions, the prodrug is released from the polymer and is converted into the active beta-blocker by hydrolysis. The polymer biodegrades into normal metabolic by-products of lactic and glycolic acid and is naturally cleared from the eye.

GB-401 is designed to provide controlled drug release with minimal burst effects that can result in potential systemic exposure of the beta-blocker. The figure below illustrates sustained in vitro drug release from GB-401 for 180 days at 37° C without a burst effect.

Beta-blockers have been used as the comparative control for the approval of topical agents for IOP reduction, including PGAs, carbonic anhydrase inhibitors, rho-kinase inhibitors and alpha-adrenergic receptor agonists. Beta-blockers must be administered twice daily and often produce systemic exposure which can lead to decreases in heart rate, blood pressure and respiratory function. Though prostaglandins are the leading class of agents used to reduce IOP, evidence suggests that continuous exposure may lead to loss of IOP reduction effects that may be due to receptor fatigue from continuous stimulation, as well as poor compliance due to topical side effects.

We believe that GB-401 has the potential to provide sustained reduction in IOP for at least six months, thus eliminating the need for frequent patient-instilled eye drops. GB-401 could also improve tolerability by reducing ocular hyperemia (red eyes due to irritation) and sunken eye (reduction in peri-orbital fat), which are common side effects for PGAs and rho-kinase inhibitors, while eliminating systemic drug exposure. Therefore, we believe our proprietary beta-blocker technology represents a validated but differentiated pharmacological approach.

Our future development plans

We plan to pursue clinical development for GB-401 under a 505(b)(2) regulatory pathway, which obviates the need to conduct repeat preclinical toxicology and safety studies. We intend to rely in part on the FDA’s prior findings for the previously approved active pharmaceutical ingredient, or API, as well as relevant publications, and to conduct additional GLP toxicology studies with GB-401, to support the GB-401 IND and any future 505(b)(2) NDA. At the time of NDA submission, we expect to provide the FDA with all required nonclinical elements in the NDA either directly through original studies, published literature, and the FDA’s prior findings as reflected in the approved labeling for the previously approved API which contains the same API as GB-401. We plan to initiate a first-in-human, multicenter, open-label, sequential escalating dose-cohorts Phase 1/2a clinical trial evaluating the safety, tolerability and pharmacodynamic effects of a single intravitreal injection of GB-401 with POAG in the second half of 2021. The primary endpoint will be the occurrence of ocular and non-ocular adverse events. Secondary endpoints will include pharmacodynamic evaluation of IOP. In pursuing the 505(b)(2) pathway, we expect to rely upon this Phase 1/2 clinical trial, as well as two Phase 3 trials, which we currently envision as multi-center, randomized, double-blind trials with dosing once every 6 months in patients with POAG or ocular hypertension, with approximately 350 to 600 participants per trial. The final Phase 3 trial designs and sample sizes will be determined based upon our ongoing discussions with the FDA and the results of the Phase 1/2a trial.

Commercialization

We currently have no sales, marketing or commercial product distribution capabilities. We intend to start developing commercialization capabilities after the data read-out from the ALTISSIMO trial in patients with wet AMD in March of 2021.

If GB-102 receives regulatory approval, we plan to commercialize it in the United States with our own specialty sales force. We believe that retinal specialists in the United States, who perform most of the medical procedures involving diseases of the back of the eye, are sufficiently concentrated that we expect to be able to effectively promote GB-102 to these specialists with our own sales and marketing group. We expect to use a variety of types of collaboration, distribution and other marketing arrangements with one or more parties to commercialize GB-102 in markets outside the United States.

If GB-401 receives marketing approval, we plan to commercialize it in the United States with our own specialty sales force. Similar to GB-102, we will explore a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties in markets outside the United States.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technologies, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, generic drug companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Many of our competitors have significantly greater financial and human resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These organizations compete with us for recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient enrollment for clinical trials, as well as in acquiring products, product candidates or other technologies complementary to our programs.

The key competitive factors affecting the success of GB-102, if approved, are likely to be its efficacy, safety, method and frequency of administration, on-mechanism durability of therapeutic effect, convenience, price, level of generic competition and availability of coverage and reimbursement from government and other third-party payors. The method of administration of GB-102, intravitreal injection, is commonly used to administer ophthalmic drugs for the treatment of severe disease and is generally accepted by patients facing the prospect of severe visual loss or blindness. However, a therapy that offers a less invasive method of administration might have a competitive advantage over one administered by intravitreal injection, depending on the relative efficacy, safety and durability of the other method of administration.

The current standard of care for wet AMD and DME is monotherapy administration of anti-VEGF drugs, principally Avastin, Lucentis and Eylea, which are well-established therapies and are widely accepted by physicians, patients and third-party payors, as well as Beovu, the most recently approved anti-VEGF drug. There are also several product candidates in late-stage development, including those being developed by F. Hoffmann-La Roche AG, Kodiak Sciences Inc., Chengdu Kanghong Pharmaceutical Group Co., Ltd. and Opthea Limited. Physicians, patients and third-party payors may not accept the addition of GB-102 to their current treatment regimens for a variety of potential reasons, including:

•	if they do not wish to incur the additional cost, if any, of GB-102;

•	if they perceive the addition of GB-102 to be of limited benefit to patients compared to existing treatment options;

•	if sufficient coverage and reimbursement are not available; and

•	if they do not perceive GB-102 to have a favorable risk-benefit profile.

We are developing GB-102 as an alternative to existing anti-VEGF drugs, including Avastin, Lucentis, Eylea and Beovu. Accordingly, GB-102 would directly compete with these therapies. While we believe GB-102 will compete favorably with existing anti-VEGF drugs, future approved standalone or combination therapies for wet AMD with demonstrated improved efficacy over GB-102 or currently marketed therapies with a favorable safety profile and any of the following characteristics might pose a significant competitive threat to us:

•	a mechanism of action that does not involve VEGF;

•	a duration of action that obviates the need for twice-yearly intravitreal injection;

•	a method of administration that effectively avoids intravitreal injection; and

•	significant cost savings or reimbursement advantages compared to GB-102 and other anti-VEGF therapies.

Our commercial opportunity could be reduced or eliminated if one or more of our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. An anti-VEGF gene therapy product might substantially reduce the number and frequency of intravitreal injections when treating wet AMD and DME, making GBV-102 unattractive to physicians and patients. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected because in many cases insurers or other third-party payors seek to encourage the use of generic products.

We expect that product candidates currently in clinical development, or that could enter clinical development in the near future, could represent competition, if approved. These product candidates may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. Because there are a variety of means to treat wet AMD and DME, our patents and other proprietary protections for GB-102 will not prevent development or commercialization of product candidates that are different from GB-102.

Manufacturing

We do not have any manufacturing facilities or personnel, other than personnel who manage our CMO relationships. We currently rely, and expect to continue to rely, for the next few years, on third parties for the manufacture of our product candidates undergoing preclinical testing and clinical testing.

All of our drug candidates include small molecules and are manufactured in synthetic processes from base materials. We purchase the active pharmaceutical ingredient, or API, from a reliable source and we believe that our manufacturing process is amenable to scale-up and does not currently require unusual equipment. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities. We anticipate that these arrangements will be sufficient for the manufacture of our product candidates until our planned manufacturing facility is established and operational.

Although we plan to establish our own manufacturing facility, we may continue to rely on CMOs for parts of the process, such as filling and labelling of our products for commercial sale. By establishing our own manufacturing facility, we expect to minimize or eliminate our reliance on CMOs. We believe that having control over the whole manufacturing process will allow us to reduce cycle times, increase the robustness and consistency of the process and reduce cost of goods for commercial production. We also believe that having a dedicated manufacturing facility will allow us to optimize commercial-scale processes.

Intellectual property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our therapeutic products for ocular diseases, which include our novel microparticle aggregation technology, to deliver known active agents such as sunitinib as well as our novel prodrugs such as that in GB-401. We also seek to protect our proprietary methods of treatment using our microparticles for ocular disease, alone and in combination with other therapeutic agents. In addition, we seek protection on processes for the production of our aggregating microparticles, and dosing regimens and formulations for the ocular administration of our microparticles. Our success also depends on our ability to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights.

Our policy is to seek to protect our proprietary position by filing or exclusively licensing U.S. and foreign patent applications covering our proprietary technologies, inventions and improvements that are important to the development and implementation of our business. In addition, we currently plan to seek patent term adjustments, restorations and/or patent term extensions where applicable in the United States, Europe and other jurisdictions. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. Additionally, we expect to benefit, where appropriate, from statutory frameworks in the United States, Europe and other countries that provide a period of regulatory data exclusivity to compensate for the time required for regulatory approval of our drug products.

We are the sole owner of ten patent families covering our products and proprietary aggregating microparticle technology, which include composition of matter, methods of use and processes of manufacture, as described in more detail below. Our owned patent estate as of December 31, 2020, on a worldwide basis, includes 90 granted or pending patent applications with eight granted U.S. patents, eight pending U.S. non-provisional applications, one pending U.S. provisional application, two pending international patent applications filed under the Patent Cooperation Treaty and 71 pending patent applications that have entered the national phase of prosecution in countries outside the United States.

We have exclusively licensed five patent families from Johns Hopkins University, or JHU, described below, and have granted an exclusive sublicense to Kala Pharmaceuticals, Inc., or Kala, solely in the area of delivery through a mucosal barrier for the five families licensed from JHU only. Our patent estate exclusively licensed from JHU as of December 31, 2020, on a worldwide basis, includes 51 granted or pending patent applications with eight granted U.S. patents, five pending U.S. non-provisional applications and 38 pending or granted patents that have entered the national phase of prosecution in countries outside the United States.

We continually assess and refine our intellectual property strategies as we develop new technologies and product candidates. We plan to file additional patent applications based on our intellectual property strategies where appropriate, including where we seek to adapt to competition or to improve business opportunities. Further, we plan to file patent applications, as we consider appropriate under the circumstances, to protect new technologies that we develop. Our patent filing strategy generally includes seeking patent protection in the United States, the European Union and China (which may include Macau and Hong Kong) and may in addition seek protection in countries where we believe such protection is likely to be useful, including one or more of Argentina, Australia, Brazil, Canada, countries of the Gulf Cooperation Council, India, Israel, Japan, Mexico, Russia and Taiwan.

The exclusivity terms of our patents depend upon the laws of the countries in which they are obtained. In the countries in which we currently file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. The term of a U.S. patent may be extended to compensate for the time required to obtain regulatory approval to sell a drug, referred to as a patent term extension, or by delays encountered during patent prosecution that are caused by the PTO, referred to as patent term adjustment. For example, the Hatch-Waxman Act permits a patent term extension for FDA-approved new chemical entity drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review and diligence during the review process. Patent term extensions in the United States cannot extend the term of a patent beyond a total of 14 years from the date of product approval, and only one patent covering an approved drug or its method of use may be extended. A similar kind of patent extension, referred to as a Supplementary Protection Certificate, is available in Europe. Legal frameworks are also available in certain other jurisdictions to extend the term of a patent. We currently intend to seek patent term extensions on any of our issued patents in any jurisdiction where we have a qualifying patent and the extension is available; however, there is no guarantee that the applicable regulatory authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Further, even if our patent is extended, the patent, including the extended portion of the patent, may be held invalid or unenforceable by a court of final jurisdiction in the United States or a foreign country.

Current issued patents and patent applications covering the composition of matter for our present clinical candidates GB-102 and GB-103 will expire on dates ranging from 2031 to 2039, if the applications are issued and held valid by a court of final jurisdiction if challenged. Current issued patents and patent applications covering our clinical candidate GB-401 will also expire on dates ranging from 2031 to 2041, if the applications are issued and held valid if challenged. Our pending applications on additional methods of use of our clinical candidates, should they issue, will expire in 2039. We plan to file additional applications on aspects of our innovations that may have patent terms that extend beyond these dates. However, any of our patents, including patents that we may rely on to protect our market for approved products, may be held invalid or unenforceable by a court of final jurisdiction. Alternatively, we may decide that it is in our interest to settle a litigation in a manner that affects the term or enforceability of our patent. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights. Accordingly, we cannot predict the breadth or enforceability of claims that have been or may be granted on our patents or on third-party patents. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Our ability to obtain and maintain our proprietary position for our microparticle technologies and novel prodrugs will depend on our success in enforcing the claims that have been granted or may grant. We do not know whether any of the pending patent applications that we have filed or may file or license from third parties will result in the issuance of any additional patents. The issued patents that we own or may receive in the future may be challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with sufficient protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may be able to independently develop and commercialize drugs with similar mechanisms of action and/or duplicate our methods of treatments or strategies without infringing our patents. Because of the extensive time required for clinical development and regulatory review of a drug we may develop, it is possible that, before any of our drugs can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent.

GB-102 and GB-103 patent coverage

Patents solely owned by us

We own a first patent family that generally describes our proprietary surface modifying microparticle technology that allows the microparticles to remain separate prior to in vivo administration and then aggregate in vivo into at least one microparticle of at least 500 microns that provides controlled drug delivery. Alternatively, the microparticle can be aggregated into an implant that is used in the eye. This family consists of one issued U.S. Patent (US 10,441,548) and two pending U.S. applications (US 2020/0000734 and US 2020/0000735) covering the GB-102 and GB-103 aggregating microparticle composition-of-matter and their pharmaceutical compositions. Several pending corresponding patent applications cover methods of use of these aggregated microparticles and their processes of manufacture. This patent family is now also in the national stage of prosecution in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan and Mexico. The expected year of expiration for these composition-of-matter patents, where issued, valid and enforceable, is 2036, without regard to any extensions, adjustments or restorations of term that may be available under national law.

We also own a second patent family that cover additional microparticle formulations and methods of manufacture, including for example suspensions of GB-102 or GB-103 and lyophilized solid GB-102 or GB-103 that have been treated to remove adhered air or gas. It consists of two U.S. applications, US 2018/0326078 and US 2020/0230246, and is currently in the national phase of prosecution in Australia, Bahrain, Brazil, Canada, China, Europe, Israel, India, Japan, Kuwait, Mexico, Oman, Russia, Qatar, Saudi Arabia and the United Arab Emirates, that The expected year of expiration for this patent family, if issued, valid and enforceable, is 2038, without regard to any extensions, adjustments or restorations of term that may be available under U.S. or other national laws.

We own a third patent family that discloses coordinated control of a number of processing factors that result in a significantly harder or more durable aggregated microparticle, and which may be used in the process of manufacture of our GB-102 or GB-103 products. This family includes one international application filed under the Patent Cooperation Treaty, PCT/US19/61859 (which we intend to file in the United States and other selected foreign countries on or before the deadline to do so), one patent application filed in Taiwan and one patent application filed in Argentina. The expected year of expiration for this patent family, if issued, valid and enforceable, is 2039, without regard to any extensions, adjustments or restorations of term that may be available under U.S. or other national laws.

In addition, we own a fourth patent family that discloses various processes for the manufacture of our aggregating microparticles that can be used to manufacture GB-102 or GB-103. The family includes one U.S. application. This patent family is now also in the national stage of prosecution in Australia, Canada, China, Europe, Japan, and Russia. The expected year of expiration for this patent family, if issued, valid and enforceable, is 2039, without regard to any extensions, adjustments or restorations of term that may be available under U.S. or other national laws.

Patent Filings Exclusively Licensed from JHU

We have exclusively licensed from JHU a first patent family that claims microparticles with a hydrophobic polymeric core (such as PLGA or PLA or a combination of both PLGA and PLA) and a hydrophilic coating (such as PLGA permanently linked to polyethylene glycol) to reduce inflammation for intraocular injections and their methods of use. This patent family includes four U.S. Patents (US 8,889,193; US 9,566,242; US 9,937,130; and US 10,369,107). This patent family also currently includes one pending U.S. application, US 2019/0321297, as well as corresponding patent applications Europe and Canada. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2031, without regard to any extensions, adjustments or restorations of term that may be available under national law.

We have also exclusively licensed from JHU a second patent family, which covers sunitinib-encapsulated polymeric microparticles, including GB-102 and GB-103, and their use as therapeutic compositions to treat disorders of the eye. This patent family currently includes two U.S. pending applications, US 2017/0273901 and US 2019/0275001 and is also pending in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Mexico, Oman, Qatar, Russia, Saudi Arabia and United Arab Emirates. The application has been allowed in Australia, Canada, and Russia. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2035, without regard to any extensions, adjustments or restorations of term that may be available under national law.

A third patent family exclusively licensed from JHU discloses method for reducing neuronal damage in the eye that includes administration of a sustained release formulation of dual leucine kinase inhibitor in a polymeric particle, and wherein the dual leucine kinase inhibitor may be sunitinib. This family consists of one issued U.S. Patent, US 10,525,034, one pending U.S. application, US

2020/0147044, and corresponding applications in Europe, China, Japan and Hong Kong. The application has been allowed in Japan. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2035, without regard to any extensions, adjustments or restorations of term that may be available under national law.

GB-401 patent coverage

We own a fifth patent family that describes the composition of matter of a range of proprietary prodrugs, one of which is a prodrug of a beta-adrenergic receptor inhibitor that is in GB-401. This patent family provides the basis for compound (new chemical entity), pharmaceutical compositions and methods of use of these prodrugs. The family includes one pending U.S. patent application, US 2020/0031783, and corresponding applications in Australia, Bahrain, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Kuwait, Mexico, Oman, Russia, Qatar, Saudi Arabia and the United Arab Emirates. The expected year of expiration for these composition-of-matter patents, where issued, valid and enforceable, is 2038, without regard to any extensions, adjustments or restorations of term that may be available under national law.

We own a sixth patent family that consists of a U.S. provisional application that describes microparticles and implants with high-drug loadings of GB-401. This family includes one provisional application and the expected year of expiration for this patent family, if issued, valid and enforceable, is 2041, without regard to any extensions, adjustments or restorations of terms that may be available under U.S. or other national laws.

The four patent families that we solely own described above covering GB-102 and GB-103 also cover aggregating microparticles that encapsulate GB-401, pharmaceutical compositions of these aggregating microparticles, and methods of use. Therefore, we have six patent families that cover GB-401 as a compound and in an aggregating microparticle, and their uses and manufacture.

In addition, the first patent family exclusively licensed from JHU described above that describes polymeric microparticles has claims that cover GB-401, pharmaceutical compositions of these microparticles, and methods of use.

Patent filings that cover additional novel prodrugs, compositions, uses and manufacture

Patent filings solely owned by us

We also own several patent families that cover additional novel prodrugs, pharmaceutical compositions and methods of use in the area of ocular therapy. We may or may not develop these inventions to commercial products, and we have the possibility to license undeveloped technologies to other entities where advantageous to us.

The seventh patent family owned by us covers an extensive number of novel prodrugs, including prodrugs of sunitinib, timolol, brinzolamide and dorzolamide, pharmaceutical compositions, and methods of use for ocular therapy. The family includes seven granted U.S. Patents (US 9,808,531; US 9,956,302; US 10,098,965; US 10,111,964; US 10,117,950; US 10,159,747; and US 10,485,876) and is currently pending in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan and Mexico. The expected year of expiration for these composition-of-matter patents, where issued, valid and enforceable, is 2036, without regard to any extensions, adjustments or restorations of term that may be available under national law.

The eighth patent family covers prodrug derivatives of ethacrynic acid, timolol, brinzolamide and pharmaceutical compositions, and methods of use for ocular disorders, including the lowering of intraocular pressure. The patent family includes one U.S. pending application (US 2020/0308162) and corresponding applications in Australia, Canada, China, Europe, Japan and Russia. The expected year of expiration for these composition-of-matter patents, where issued, valid and enforceable, is 2038, without regard to any extensions, adjustments or restorations of term that may be available under national law.

The ninth patent family covers novel prodrugs of loop diuretics, pharmaceutical compositions, and methods of use for ocular disorders, including the lowering of intraocular pressure. This family includes one U.S. application. The expected year of expiration for this composition-of-matter patent, where issued, valid and enforceable, is 2039, without regard to any extensions, adjustments or restorations of term that may be available under national law.

Our tenth patent family includes one international application filed under the Patent Cooperation Treaty, PCT/US19/53513 and one patent application filed in Taiwan that covers additional novel prodrugs of sunitinib, brinzolamide, and dorzolamide, pharmaceutical compositions, and methods of use for ocular disorders. The expected year of expiration for these composition-of-matter patents, where issued, valid and enforceable, is 2039, without regard to any extensions, adjustments or restorations of term that may be available under national law.

Patent filings exclusively licensed from JHU

We have exclusively licensed a fourth patent family from JHU that covers hydrophobic-hydrophilic copolymers of HIF-1 inhibitors, pharmaceutical compositions, and method of use for ocular therapeutics. This patent family includes two granted U.S. Patents (US 8,962,577 and US 9,950,072) and corresponding applications in Australia, Canada, China, Eurasia, Europe, Hong Kong and Japan. These applications have granted in Australia, Canada, China, Eurasia, and Japan. The expected year of expiration for these composition-of-matter patents, where issued, valid and enforceable, is 2033, without regard to any extensions, adjustments or restorations of term that may be available under national law.

We have in addition exclusively licensed from JHU a fifth patent family that covers hydrophobic-hydrophilic copolymers of non-HIF active agents for ocular therapy, pharmaceutical compositions, and method of use. The family includes one granted U.S. Patent (US 10,159,743) and one pending U.S. application (US 2019/0070302) as well as corresponding granted patents in Australia, Canada, China, Eurasia, Europe, Hong Kong and Japan. The expected year of expiration for these composition-of-matter patents, where issued, valid and enforceable, is 2033, without regard to any extensions, adjustments or restorations of term that may be available under national law.

License agreements

Johns Hopkins University

In June 2011, we entered into an Exclusive License Agreement with JHU, which has been amended from time to time, which we refer to as the JHU Agreement. Pursuant to the JHU Agreement, JHU granted us an exclusive, worldwide, sublicensable license to three patent families to research, develop, make, use and sell products and provide services in any field, and a non-exclusive license to use specified know-how and materials with a provision that JHU will not grant a license to know how and materials to any other commercial entity. The JHU first patent family describes microparticles with a hydrophobic polymeric core (such as PLGA or PLA or a combination of both PLGA and PLA) and a hydrophilic coating (such as PLGA permanently linked to polyethylene glycol) to reduce inflammation for intraocular injections and their methods of use, which technology is incorporated into our GB-102, GB-103 and GB-401 product candidates. The JHU licensed fourth and fifth patent families cover potential future technologies. See “Intellectual Property” above for additional description of the JHU patent families.

In September 2015, the JHU Agreement was amended to include the JHU second patent family which covers sunitinib-encapsulated polymeric microparticles, including GB-102 and GB-103, and their use as therapeutic compositions to treat disorders of the eye. Under the terms of the amended JHU Agreement, we paid a one-time, non-refundable upfront fee, with a remaining amount to be paid upon the occurrence of certain events. We also agreed to pay an additional one-time, non-refundable fee of $100,000 on the occurrence of the first commercial sale of a product falling under the claims of a patent in the second patent family.

In April 2016, the JHU Agreement was further amended to include a third patent family which discloses a method for reducing neuronal damage in the eye that includes administration of a sustained release formulation of a dual leucine kinase inhibitor in a polymeric particle, and wherein the dual leucine kinase inhibitor may be sunitinib, and thus is relevant to both our GB-102 and GB-103 product candidates. Under the terms of the amended JHU Agreement, we paid a one-time, non-refundable upfront fee, and a milestone payment for the grant of the first patent. We also agreed to use our best efforts to develop a licensed product under the third patent family and enter into a Phase I clinical trial on or before April 2019, and to have cumulatively spent several million dollars on research and development within six years of execution of the amendment.

Upon execution of the JHU Agreement in 2011, we paid JHU an upfront license fee in the low tens of thousands of dollars and issued to JHU a low single digit percentage of our equity interests as of such date. We have also reimbursed JHU for the prosecution and maintenance costs incurred by JHU for the licensed patent rights prior to our entering into the JHU Agreement, and we are responsible for all of the ongoing costs relating to the prosecution and maintenance of the JHU patent rights licensed to us. We also agreed to pay minimum annual royalties in the tens of thousands of dollars per year until the first commercial sale of a licensed product or service.

The JHU Agreement further requires single digit running royalties on our annual net sales, which may be reduced by 50% of any payments we make to third parties for freedom to operate, up to a maximum credit of 50% of the running royalty rate otherwise due to JHU. Royalties must be paid on products that fall within a patent claim of an issued and unexpired patent or a pending patent application that has not been finally rejected or is pending for less than seven years. We also must pay developmental milestones for achieving certain clinical progression events, ranging from tens of thousands to hundreds of thousand dollars per event, which in the aggregate, total less than $2 million per product. Under the JHU Agreement, prior to the Kala Agreement renegotiation described below, we were responsible for paying each developmental milestone payment for the first three products to achieve such milestone, and milestones for the second and third products are reduced by 50%. We further agreed to pay a percentage of any sublicense consideration we receive. Once commercial, we expect ongoing royalties on sales to be in the low single digits.

The JHU Agreement will remain effective until (i) the later of the expiration date of the last-to-expire patents covered under the JHU Agreement or 20 years from the effective date; (ii) the termination by either party upon the bankruptcy or uncured breach of the other party or (iii) if we terminate the JHU Agreement, with a 90-day notification period. We may terminate the entire agreement or on a patent by patent basis if desired, subject to the 90-day notification period.

Kala Pharmaceuticals

A dispute arose between us, JHU and Kala, over rights licensed to us and Kala by JHU. In October 2014, we entered into a Settlement and License Agreement, or the Kala Agreement, with Kala and JHU, which settled all pending disputes and amended our and Kala’s existing license agreements with JHU and created new rights and obligations among the parties.

Under the Kala Agreement, each of Kala and us provided the other with a royalty-free, exclusive sublicense with respect to certain intellectual property rights granted by JHU in limited fields of use. Specifically, we provided Kala with an exclusive sublicense for the use of a particle with specific characteristics for delivery of a biologically active material through mucus, mucin or a mucosal barrier (provided that such delivery does not involve administration via injection to the eye), or the Kala Field of Use, and Kala provided us with an exclusive sublicense to the use of a particle with specific characteristics for delivery of a biologically active material to the eye via injection (excluding such use of any particle comprising or consisting of loteprednol etabonate). Kala also agreed not to use a particle with those specific characteristics that include sunitinib in the Kala Field of Use under the license from us or JHU. Neither we nor Kala owe JHU any payments under its existing JHU agreement with respect to the sublicenses granted to the other. Both we and Kala hold rights to sublicense our respective rights in connection with a future collaboration arrangement and subject to any such sublicensee being bound by the applicable terms of the Kala Agreement.

Under the Kala Agreement, JHU agreed to a number of financial concessions to both us and Kala. The payments under the existing JHU agreements were modified by reducing all milestones and minimum annual royalties by 25%, including the development milestone payments due for the first licensed product; the development milestone payments due for the first license product were each extended by one year; development milestone payments for the second and third licensed products were eliminated; and the commercial milestone payments for the first commercial sale of a licensed product were reduced by 50% in the United States. New sales-based milestones were added for the second and third licensed products. Upon the second licensed product under the JHU Agreement reaching a certain level of sales or receiving sublicense royalty income, we are required to pay $100,000 plus the amounts of the eliminated development milestones and reduced first commercial sale milestone. For the third licensed product, on reaching the same level of sales or receiving sublicense royalty income, we are required to pay $150,000 plus the amounts of the eliminated development milestones and reduced first commercial sale milestone. In addition, we, Kala and JHU released each other from any liability or claims known to Kala and us as of the Kala Agreement and arising out of the actions leading to, and related to the subject of, the Kala Agreement.

The Kala Agreement will expire upon the expiration of all the patent rights that are the subject of the Kala Agreement. We may terminate one or more of the licenses or sublicenses granted to us in the Kala Agreement on a country-by-country basis for convenience upon 30 days’ prior written notice to Kala. We or Kala may terminate one or more the sublicenses granted to the other party under the JHU patent rights if the other party, or its employees, officers, directors, agents or representatives, takes certain steps to oppose, attempt to invalidate or prevent the issuance of any of the patent rights directly licensed to the terminating party by JHU.

AffaMed Therapeutics

In July 2019, we entered into a letter agreement with AffaMed Project Limited, or AffaMed, in connection with their purchase of our Series C preferred stock, which we refer to as the AffaMed Letter. Under the AffaMed Letter, we granted AffaMed a right of first negotiation, or the Option, to enter into a license agreement to exclusively develop, register and commercialize GB-102 solely in the territories of China, Hong Kong, Taiwan, Macau and South Korea. The Option expires upon the earlier of (i) July 31, 2021 and (ii) 60 days after we provide top line data from the Phase 2b trial for GB-102. If AffaMed does not exercise the Option, we will have no further obligation to AffaMed to license rights to GB-102.

The AffaMed Letter provides AffaMed with an initial 30-day period to propose terms for such a license which, if such terms are approved by a majority of our board of directors (excluding the director appointed by AffaMed), shall lead to a 60-day exclusive negotiation period. During this period of up to 90 days, we are prohibited from soliciting, initiating, encouraging or assisting the submission of any other proposal, negotiation or offer for the development, registration and commercialization of GB-102 in China, Hong Kong, Taiwan, Macau or South Korea.

We will enter into a license agreement for such services with AffaMed if approved by a majority of the members of our board of directors, excluding the director appointed by AffaMed, during the exclusive negotiation period. If our board of directors does not approve AffaMed’s proposed terms under the Option following good faith negotiations and following a further 10 business day period of discussion if requested by AffaMed, we have the right to enter into an alternative license agreement with any third party for such services. If AffaMed does not exercise its Option, we have the right to enter into an alternative license agreement with a different party.

The AffaMed Letter does not limit our ability to develop, register and commercialize GB-102 in territories other than China, Hong Kong, Taiwan, Macau and South Korea.

Government regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

FDA approval process

In the United States, pharmaceutical products are subject to extensive regulation by FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA, and other federal and state statutes and regulations. The failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves preclinical laboratory and animal tests, the submission to FDA of an IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans.

If FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to FDA as part of the IND.

FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a drug demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial may be sufficient in rare instances, including (1) where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome, and confirmation of the result in a second trial would be practically or ethically impossible or (2) when in conjunction with other confirmatory evidence.

The manufacturer of an investigational drug in a Phase 2 or 3 clinical trial for a serious or life-threatening disease is required to disclose, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug.

After completion of the required clinical testing, an NDA is prepared and submitted to FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. Furthermore, under the Prescription Drug User Fee Act, or PDUFA, the submission of most NDAs is additionally subject to a substantial application user fee, and the applicant under an approved NDA is also subject to an annual program fee for each prescription product. These fees are typically increased annually.

FDA has 60 days from its receipt of an NDA to determine whether the application will be filed based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is filed, FDA begins an in-depth review. Under PDUFA, FDA has agreed to certain performance goals in the review of NDAs to encourage timeliness. NDAs for most standard review drug products are reviewed within twelve months from submission of NDAs for new molecular entities, or NMEs, and ten months from submission of NDAs for non-NMEs. Priority review can be applied to drugs that FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. NDAs for most priority review drug products are reviewed within eight months from submission of NDAs for NMEs and six months from submission of NDAs for non-NMEs. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late-submitted information or information intended to clarify information already provided in the submission.

FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an outside advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved. FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

Before approving an NDA, FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, FDA will inspect the facility or the facilities at which the drug is manufactured. FDA will not approve the product unless compliance with current good manufacturing practices is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for FDA to reconsider the application. The applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. If, or when, those deficiencies have been addressed to FDA’s satisfaction in a resubmission of the NDA, FDA will issue an approval letter. FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. Changes to some of the conditions established in an approved application, including changes in indications, labeling or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Disclosure of clinical trial information

Sponsors of clinical trials of FDA regulated products, including drugs, are required to register and disclose certain clinical trial information in the ClinicalTrials.gov database. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Pediatric information

Under the Pediatric Research Equity Act, or PREA, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. FDA may grant full or partial waivers, or deferrals, for submission of data. With certain exceptions, PREA does not apply to any drug for an indication for which orphan designation has been granted.

The Best Pharmaceuticals for Children Act, or BPCA, provides NDA holders a six-month extension of any exclusivity—patent or nonpatent—for a drug if certain conditions are met. Conditions for exclusivity include FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

Post-approval requirements

Once an NDA is approved, a product will be subject to certain post-approval requirements, including, among other things, record-keeping requirements, providing the FDA with updated safety information, product sampling and distribution requirements, and promotion and advertising requirements. For instance, FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed or promoted only for the approved indications and in accordance with the provisions of the approved labeling.

Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA. FDA also may require post-marketing testing, known as Phase 4 testing, REMS and surveillance to monitor the effects of an approved product, or FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging and labeling procedures must continue to conform to current good manufacturing practices after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies. Registration with FDA subjects entities to periodic unannounced inspections by FDA, during which the Agency inspects manufacturing facilities to assess compliance with current good manufacturing practices. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with current good manufacturing practices. Regulatory authorities may withdraw product approvals, request product recalls or take other administrative or judicial enforcement actions if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

The Hatch-Waxman Amendments

Orange Book listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be referenced by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA label does not contain (or carve out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.

The ANDA application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired.

Exclusivity

Upon NDA approval of a new chemical entity, or NCE, which is a drug that contains no active moiety that has been approved by FDA in any other NDA, that drug receives five years of marketing exclusivity during which FDA may not receive any ANDA seeking approval of a generic version of that drug. An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA may be filed before the expiration of the exclusivity period. Certain changes to a drug, such as the addition of a new indication to the package insert, can be the subject of a three-year period of exclusivity if the application contains reports of new clinical investigations (other than bioavailability studies) conducted or sponsored by the sponsor that were essential to approval of the application. FDA cannot approve an ANDA for a generic drug that includes the change during the period of exclusivity.

Patent term extension

After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension. The allowable patent term extension is calculated as half of the drug’s testing phase (the time between IND application and NDA submission) and all of the review phase (the time between NDA submission and approval up to a maximum of five years). The time can be shortened if FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years, and only one patent can be extended. For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the United States Patent and Trademark Office must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

Hatch-Waxman patent certification and the 30-month stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;

•	the listed patent has expired;

•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the applicant is not seeking approval).

If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent or a decision in the infringement case that is favorable to the ANDA applicant.

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Section 505(b)(2) NDAs

NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and efficacy of the proposed new product for the proposed use. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application enables the applicant in certain circumstances to rely, in part, on the FDA’s prior findings in approving a similar product or published literature in support of its application. A Section 505(b)(2) NDA may provide an alternate path to FDA approval for a new or improved formulation, a new route of administration or a new use of a previously approved product.

Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the applicant for approval of the application “were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.” If the Section 505(b)(2) applicant can establish that reliance on the FDA’s prior findings of safety and/or effectiveness is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all, or some, of the indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

Thus, Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the applicant. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, the applicant may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

To the extent that the Section 505(b)(2) applicant is relying on the FDA’s prior findings of safety or effectiveness for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. Thus, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Other U.S. healthcare laws and compliance requirements

In the United States, pharmaceutical company activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the federal false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, recommending or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and/or formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor.

Additionally, the intent standard under the Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, or ACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (discussed below).

The civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Federal false claims laws, including the federal civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the civil False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus generally non-reimbursable, uses and purportedly concealing price concessions in the pricing information submitted to the government for government priced reporting purposes.

HIPAA created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Data privacy and security regulations by both the federal government and the states in which business is conducted may also be applicable. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes requirements on certain types of people and entities relating to the privacy, security and transmission of individually identifiable health information. HIPAA requires covered entities to limit the use and transmission of individually identifiable health information. HIPAA requires covered entities to limit the use and disclosure of protected health information to specifically authorized situations and requires covered entities to implement security measures to protect health information that they maintain in electronic form. Among other things, HITECH made HIPAA’s security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Beginning calendar year 2021, manufacturers must collect information regarding payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives for reporting in 2022. The reported information is made publicly available on a searchable website.

Commercial distribution of products requires compliance with state laws that require the registration of manufacturers and wholesale distributors of drug products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. Sales and marketing activities are also potentially subject to federal and state consumer protection and unfair competition laws.

Violation of any of the federal and state healthcare laws described above or any other governmental regulations may result in penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, refusal to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings.

Pharmaceutical insurance coverage and health care reform

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated health care costs. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage and establish adequate reimbursement levels for, the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

The containment of health care costs also has become a priority of federal, state and foreign governments and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and biologics and other medical products, government control and other changes to the health care system in the United States.

In March 2010, the United States Congress enacted the ACA, which, among other things, include changes to the coverage and payment for drug products under government health care programs. Among the provisions of the ACA of importance to our potential product candidates are:

•

an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•

expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;

•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	expanded the types of entities eligible for the 340B drug discount program;

•

established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a point-of-sale-discount (now 70%) off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

There have been legislative and judicial efforts to modify, repeal, replace, or otherwise invalidate all, or certain aspects of, the ACA, including measures taken during the Trump administration.  For example, the Tax Cuts and Jobs Act of 2017 was enacted and included, among other things, a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In November 2020, the U.S. Supreme Court held oral arguments on the Fifth Circuit U.S. Court of Appeals decision that held that the individual mandate is unconstitutional. It is unclear when a decision will be made or how the Supreme Court will rule. It is also unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on certain high cost employer-sponsored insurance plans and the medical device excise tax on non-exempt medical devices, and effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In addition, CMS published a final rule that would give states greater marketplaces, which may have the effect of relaxing essential health benefits required under the ACA for plans sold through such marketplaces. There has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposals for fiscal year 2021 included a 135 billion allowance to support legislative proposals seeking to reduce drug process, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower cost generic and biosimilar drugs. In particular, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. FDA also released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada. The Trump and Biden administrations both issued executive orders intended to favor government procurement from domestic manufacturers. In addition, the Trump administration issued an executive order specifically aimed at the procurement of pharmaceutical products, which instructed the federal government to develop a list of “essential” medicines and then buy those and other medical supplies that are manufactured, including the manufacture of the API, in the United States. It is unclear whether this executive order or something similar will be implemented by the Biden Administration.

Further, in November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The CMS also issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United

States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. It is unclear to what extent these new regulations will be implemented and to what extent these regulations or any future legislation or regulations by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent the generation revenue, attainment of profitability or commercialization of products. In addition, it is possible that there will be further legislation or regulation that could harm the business, financial condition and results of operations.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the, CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and business affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended sequester by one year, through 2030. The Consolidated Appropriations Act, 2021 extended the suspension of the 2% Medicare sequester through March 31, 2021. Moreover, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additional state and federal healthcare reform measures will likely be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for such product candidates or additional pricing pressures.

Finally, in the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than European Union, law and policy. National governments and health service providers have different priorities and approaches to the delivery of healthcare and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most European Union member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing European Union and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved. In markets outside of the United States and the European Union, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings.

Employees and Human Capital Resources

As of December 31, 2020, we had 31 full time employees, all in the United States, nine of whom have an M.D. or Ph.D. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive and cash-based performance bonus plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Properties and facilities

Our principal executive office is located in Redwood City, California, and consists of approximately 6,000 square feet of office space under a lease which expires in August 2021. We use this facility for operations and administrative purposes. We also have facilities located in Baltimore, Maryland. The Maryland facility consists of approximately 8,500 square feet of office and laboratory space under a lease which expires in June 2023. We use the Maryland facility for our internal research and development activities. We believe that our facilities are adequate to meet our needs for the foreseeable future.

Legal proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of management, would have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.

Corporate Information

We were incorporated in Delaware in May 2011 and our principal executive office is located in Redwood City, California. Our website is www.graybug.vision. We are subject to the informational requirements of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, and file or furnish reports, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, proxy statements and other information with the SEC. We make copies of these reports and other information available free of charge through our website as soon as reasonably practicable after we file or furnish them with the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report is not incorporated by reference into this filing, and the website addresses are provided only as inactive textual references.

Item 1A. Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all of the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes and the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We cannot assure you that any of the events discussed below will not occur. If any of the following risks actually occur, our business, prospects, operating results and financial condition could suffer materially. Additionally, to the extent the ongoing COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks incorporated by reference or set forth below. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

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

•

Our recurring losses and negative cash flows have raised substantial doubt regarding our ability to continue as a going concern, and the report of our independent registered public accounting firm for the year ended December 31, 2020 includes an explanatory paragraph indicating the conditions that raise substantial doubt about our ability to continue as a going concern.

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

•	Sunitinib, the active ingredient of GB-102 and GB-103, has a boxed warning regarding hepatotoxicity for its use in oncology indications.
•	Our business and operations would suffer in the event of computer system failures or security breaches.
•

We could potentially contract with third parties for the production of our product candidates. This could increase the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

•

The manufacture of our product development candidates requires outsourced, custom manufacturing and we may encounter difficulties in production, particularly with respect to formulation, process development or scaling up of our manufacturing capabilities. If we, or our contract manufacturing organizations, or CMOs, encounter such difficulties, our ability to provide supply of our product candidates for preclinical studies, clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

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

Since inception, we have incurred significant operating losses. Our net loss was $27.5 million and $37.0 million for the years ended December 31, 2020 and 2019. As of December 31, 2020 and 2019, we had an accumulated deficit of $133.4 million and $105.8 million, respectively. To date, we have financed our operations primarily through private placements of convertible preferred stock and convertible promissory notes and the issuance of common stock upon the Company’s IPO. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and general and administrative costs to support such efforts. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.  Our independent registered public accounting firm included an explanatory paragraph in their audit report on our financial statements as of and for the years ended December 31, 2020 and 2019 stating that our recurring losses from operations and negative cash flows since inception and our need to raise additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern.

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

We have no product sales. We do not expect sales of any product candidate in the near future. For us to become profitable, we will need to succeed in developing and commercializing products. This will require us to be successful in a range of challenging activities, including:

•	successfully completing clinical development of our product candidates, which may require establishing a strategic partnership;
•	obtaining marketing approval for these product candidates;
•	manufacturing at commercial scale and selling and distributing those products for which we obtain marketing approval;
•

achieving an adequate level of market acceptance of and obtaining and maintaining coverage and adequate reimbursement from third-party payors for our products, which may require establishing a strategic partnership; and

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

Our independent registered public accounting firm included an explanatory paragraph in their audit report on the financial statements and related notes as of and for the years ended December 31, 2020 and 2019 stating that our recurring losses from operations and negative cash flows since inception and our need to raise additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. See “Our recurring losses and negative cash flows have raised substantial doubt regarding our ability to continue as a going concern, and the report of our independent registered public accounting firm for the year ended December 31, 2020 includes an explanatory paragraph indicating the conditions that raise substantial doubt about our ability to continue as a going concern” below for additional information.

As of December 31, 2020, we had cash and cash equivalents of $33.4 million and short-term investments of $61.6 million, which we believe is insufficient to fund our operations as currently planned for the next 12 months.  Our future funding requirements will depend on many factors, including:

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

Our recurring losses and negative cash flows have raised substantial doubt regarding our ability to continue as a going concern, and the report of our independent registered public accounting firm for the year ended December 31, 2020 includes an explanatory paragraph indicating the conditions that raise substantial doubt about our ability to continue as a going concern.

Based on our cash balances, recurring losses and our projected spending, there is a substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient capital, our business, financial condition and results of operations will be materially and adversely affected, and we will need to obtain alternative financing or significantly modify our operational plans to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Furthermore, even if we successfully raise additional capital in the next 12 months, given our planned expenditures for the next several years, including expenditures in connection with our clinical trials of GB-102, GB-103 and GB-401 and other new compounds, we may conclude, in connection with the issuance of our financial statements for any subsequent period, that there is substantial doubt regarding our ability to continue as a going concern. In addition, our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect the price of our common stock and our ability to raise new capital or to enter into critical contractual relations with third parties.

Further, our independent registered public accounting firm included an explanatory paragraph in their audit report on the financial statements as of and for the years ended December 31, 2020 and 2019 stating that our recurring losses from operations and negative cash flows since inception and our need to raise additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph by our auditors, our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.

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

•

minimizing and managing any delay or disruption to our ongoing or planned clinical trials, and any adverse impacts to the U.S. and global market for pharmaceutical products, including as a result of the ongoing COVID-19 pandemic;

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

In our Phase 2a clinical trial, there were no drug-related, non-ocular AEs. The patients in the 1 mg dose experienced nine drug related AEs, and seven out of ten patients demonstrated no AEs. One patient had only vitreous floaters and one patient had vitreous floaters, medication present in the vitreous, and reduction in vision. The other AEs occurred in a single patient with medication present in the anterior chamber. The 2 mg dose was associated with medication present in the anterior chamber in five out of 11 patients. The majority of AEs occurred in one patient. Two SAEs were reported in a single patient (severe vision loss due to presence of medication in the anterior chamber and corneal edema as a result of wash-out of the anterior chamber). We also conducted an interim safety analysis in the Phase 2b study. No drug related SAEs were reported in the Phase 2b study, but presence of medication in the anterior chamber was reported in four patients in the GB-102 2 mg dose group and one patient in the 1 mg dose group.

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

A variety of factors affect patient enrollment, including:

•	the prevalence and severity of the ophthalmic disease or condition under investigation;
•	the eligibility criteria for the study in question;
•	the perceived risks and benefits of the product candidate under study;
•	the perceived risks and benefits of switching patients from treatment with eye drops to intravitreal therapy, in the case of certain glaucoma patients;
•	the efforts to facilitate timely enrollment in clinical trials;
•	any delay or disruption to enrollment or attendance for injections, including as a result of the ongoing COVID-19 pandemic;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment;
•	the proximity and availability of experienced clinical trial sites for prospective patients;
•	the conduct of clinical trials by competitors for product candidates that treat the same indications as our product candidates; and
•	the lack of adequate compensation for prospective patients.

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

Moreover, there can be no assurance that comparable AEs and other side effects will not appear over the course of our trials, which could have a material adverse effect on our business and operating results.

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

In the ordinary course of our business, we collect, store and transmit confidential information, including intellectual property, proprietary business information, health information and personal information. Despite the implementation of security measures, our internal computer systems, and those of our contract research organizations, or CROs, and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyberattacks, natural disasters, fire, terrorism, war and telecommunication and electrical failures. Cyberattacks are increasing in their frequency, sophistication and intensity. Cyberattacks could include the deployment of harmful malware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Significant disruptions of our information technology systems or security breaches could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), and could result in financial, legal, business and reputational harm to us. If such disruptions were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Further, the COVID-19 pandemic has resulted in a significant number of our employees and partners working remotely, which increases the risk of a data breach or issues with data and cybersecurity. To the extent that any disruption or security breach results in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our future product candidates could be delayed. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information.

Moreover, if a computer security breach affects our systems or results in the unauthorized access, use or disclosure of personal information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media and/or affected individuals pursuant to various federal, state and international privacy and security laws, if applicable, including HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations and contracts that protect the privacy and security of personal information. As described below in “We are subject to stringent and changing privacy laws, regulations and standards as well as contractual obligations related to data privacy and security.  Our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business or prospects,” the California Consumer Privacy Act, or CCPA, provides a private right of action for security breaches, which could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences. The financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we may maintain, and there can be no assurance that the limitations of liability in any of our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above. Any of the foregoing could have a material adverse effect on our business, reputation, results of operations, financial condition and prospects.

Risks Related to Manufacturing

We could potentially contract with third parties for the production of our product candidates. This could increase the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We currently rely on third parties for the production of GB-102 and our product candidates for preclinical testing and clinical trials, including supply of active pharmaceutical ingredient drug substance, sunitinib, as well as polymers used in the formulations, such as poly(lactic-co-glycolic acid), or PLGA, and other raw materials and for sterilization of the finished product. We intend to build our own manufacturing capabilities, but could also decide to keep contracting with third parties if it is more advantageous. While we believe that our existing manufacturing partners have facilities that will be sufficient to meet our requirements for manufacturing GB-102 and any of our product candidates for which we obtain marketing approval, we may in the future need to rely on additional CMOs, for some aspects of the manufacture of our product candidates.

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

The current standard of care for wet AMD is monotherapy administration of anti-VEGF drugs, principally Eylea, Avastin and Lucentis, which are well-established therapies and are widely accepted by physicians, patients and third-party payors, as well as Beovu, the most recently approved anti-VEGF drug. There are also several product candidates in late-stage clinical development, including those being developed by F. Hoffmann-La Roche AG, Kodiak Sciences Inc., Regeneron Pharmaceuticals, Inc., REGENXBIO, Inc., Chengdu Kanghong Pharmaceutical Group Co., Ltd and Opthea Limited. Physicians, patients and third-party payors may not accept the addition of GB-102 to their current treatment regimens for a variety of potential reasons, including:

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

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all. If any collaborations that we enter into do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed and we may need additional resources to develop our product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this annual report on Form 10-K also apply to the activities of our collaborators.

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

Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization of our product candidates, thereby reducing any advantages of the patent. To the extent our product candidates based on that technology are not commercialized significantly ahead of the date of any applicable patent, or to the extent we have no other patent protection on such product candidates, those product candidates would not be protected by patents, and we would then rely solely on other forms of exclusivity, such as regulatory exclusivity provided by the FDCA or trade secret protection.

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

This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights in certain foreign countries. A number of foreign countries have stated that they are willing to issue compulsory licenses to patents held by innovator companies on approved drugs to allow the government or one or more third-party companies to sell the approved drug without the permission of the innovator patentee where the foreign government concludes it is in the public interest. India, for example, has used such a procedure to allow domestic companies to make and sell patented drugs without innovator approval. There is no guarantee that patents covering any of our drugs will not be subject to a compulsory license in a foreign country, or that we will have any influence over if or how such a compulsory license is granted. Further, Brazil allows its regulatory agency ANVISA to participate in deciding whether to grant a drug patent in Brazil, and patent grant decisions are made based on several factors, including whether the patent meets the requirements for a patent and whether such a patent is deemed in the country’s interest. In addition, several other countries have created laws that make it more difficult to enforce drug patents than patents on other kinds of technologies. Further, under the treaty on the Trade-Related Aspects of Intellectual Property, or TRIPS, as interpreted by the Doha Declaration, countries in which drugs are manufactured are required to allow exportation of the drug to a developing country that lacks adequate manufacturing capability. Therefore, our drug markets in the United States or foreign countries may be affected by the influence of current public policy on patent issuance, enforcement or involuntary licensing in the healthcare area.

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

Although we have never been asked by a regulatory agency, IRB or data safety monitoring board to temporarily or permanently discontinue a clinical trial, if we elect or are forced to suspend or terminate a clinical trial of any of our current or future product candidates, the commercial prospects for that product may be harmed and our ability to generate product revenue from that product may be delayed or eliminated. Furthermore, any of these events could prevent us or our partners from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing our product candidates and impair our ability to generate revenue from the commercialization of these products either by us or by our collaboration partners. In our Phase 2a trial of GB-102 for the treatment of ME secondary to DME or RVO, 16 of the 21 patients had at least one drug-related AE, with the majority of them in the 2 mg dosing arm. In addition, one patient in the 2 mg dosing arm experienced two ocular SAEs. As a result, we decided to pause enrollment of new patients in our Phase 2b wet AMD trial until we could collect more data on the Phase 2a trial. We subsequently conducted an interim safety analysis which led to the selection of the 1 mg dose for GB-102. As a result, we amended the Phase 2b protocol such that all patients having originally received the 2mg dose of GB-102 received the 1 mg dose as their repeat therapy at their six-month visit.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020.. The United Kingdom and European Union entered into the Trade and Cooperation Agreement, effective January 1, 2021, which seeks to resolve some of the outstanding issues related to Brexit, including free trade and an overarching governance structure for business conducted between the jurisdictions. Under the Trade and Cooperation Agreement, there is a transition period of at least four (and up to six) months where the U.K. is not designated as a “third country” and, as a result, personal data can flow from the EU to the U.K. without any adequacy mechanisms (e.g., Standard Contractual Clauses, etc.). Further, during the transition period, the European Commission will be preparing its adequacy decision for the UK. The transition period will automatically terminate if the U.K. adequacy decision is adopted prior to the transition period ending.   Because this Trade and Cooperation Agreement is still new, and the transition period may change, it is unclear how it may affect the regulatory framework for our products. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

•

HIPAA, as amended by HITECH, and their respective implementing regulations, which imposes obligations, including mandatory contractual terms, on covered healthcare providers, health plans and healthcare clearinghouses, as well as their business associates, with respect to safeguarding the privacy, security and transmission of protected health information; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the ACA. Among the provisions of the ACA of importance to our business, including, without limitation, our ability to commercialize and the prices we may obtain for any of our product candidates and that are approved for sale, are the following:

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

The ACA appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The CARES Act, which was signed into law on March 27, 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 to December 31, 2020 and extended the sequester policy by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The Consolidated Appropriations Act, 2021 extended the suspension of the 2% Medicare sequester through March 31, 2021. These new laws may result in additional reductions in Medicare and other healthcare funding.

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

We are subject to stringent and changing privacy laws, regulations and standards as well as contractual obligations related to data privacy and security.  Our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business or prospects.

We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate.  The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future.  These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects.

In the United States, in addition to HIPAA, various federal and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security.  Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts.  For example, the California Consumer Privacy Act, or CCPA, which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020, and became enforceable by the California Attorney General on July 1, 2020, along with related regulations which came into force on August 14, 2020. Additionally, although not effective until January 1, 2023, the California Privacy Rights Act, or the CPRA, which expands upon the CCPA, was passed in the recent election on November 3, 2020.  Among other things, the CCPA requires covered companies to provide new disclosures to California consumers about their data collection, use and sharing practices and provide such consumers new data protection and privacy rights, including the ability to opt out of certain sales of personal information, right to request correction, access, and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their personal information is processed.  The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that result in the loss of personal information.  This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CPRA significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. The CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects. State laws are changing rapidly and there is discussion in the U.S. of a new comprehensive federal data privacy law to which we would become subject if it is enacted.

Additionally, the CCPA has prompted a number of proposals for new federal and state-level privacy legislation, such as in Nevada, Virginia, New Hampshire, Illinois and Nebraska. Such new privacy laws add additional complexity, requirements, restrictions and potential legal risk, require additional investment in resources for compliance programs, and could impact business strategies and the availability of previously useful data.

Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information.  For example, the European Union’s (EU) General Data Protection Regulation, or GDPR, which became effective in May 2018, greatly increased the European Commission’s jurisdictional reach of its laws and adds a broad array of requirements for handling personal information, including, for example, requirements to establish a legal basis for processing, higher standards for obtaining consent from individuals to process their personal information, more robust disclosures to individuals and a strengthened individual data rights regime, requirements to implement safeguards to protect the security and confidentiality of personal information that requires the adoption of administrative, physical and technical safeguards, shortened timelines for data breach notifications to appropriate data protection authorities or data subjects, limitations on retention and secondary use of information, increased requirements pertaining to health data and additional requirements that we impose certain contractual obligations on third-party processors in connection with the processing of the personal information.  EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations.  The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal information, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal information.  In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal information relates, the transfer of personal information out of the European Economic Area, security breach notifications and the security and confidentiality of personal information.  The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater, and other administrative penalties. Additionally, the United Kingdom (“UK”) implemented the Data Protection Act effective in May 2018 and statutorily amended in 2019, that substantially implements the GDPR and contains provisions, including UK-specific derogations, for how GDPR is applied in the UK. From the beginning of 2021 (when the transitional period following Brexit expires), we will have to continue to comply with the GDPR and also the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global turnover. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to our business operations may limit the use and adoption of our services, reduce overall demand for them. Changes in these legislations may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources for compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.

Additionally, on July 16, 2020, the Court of Justice of the European Union (the Court of Justice) invalidated the European Union-United States (EU-U.S.) Privacy Shield on the grounds that the EU-U.S. Privacy Shield failed to offer adequate protections to EU personal information transferred to the United States. While the Court of Justice upheld the use of other data transfer mechanisms, such as the Standard Contractual Clauses, the decision has led to some uncertainty regarding the use of such mechanisms for data transfers to the United States, and the court made clear that reliance on Standard Contractual Clauses alone may not necessarily be sufficient in all circumstances. The use of Standard Contractual Clauses for the transfer of personal information specifically to the United States also remains under review by a number of European data protection supervisory authorities. For example, German and Irish supervisory authorities have indicated that the Standard Contractual Clauses alone provide inadequate protection for EU-U.S. data transfers. Use of the data transfer mechanisms must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The European Data Protection Board (the EDPB) issued additional guidance regarding the Court of Justice’s decision on November 11, 2020 which imposes higher burdens on the use of data transfer mechanisms, such as the Standard Contractual Clauses, for cross-border data transfers.

To comply with this guidance, we may need to implement additional safeguards to further enhance the security of data transferred out of the EU, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. Further, the European Commission published new versions of the Standard Contractual Clauses for comment. While the comment period ended in December 2020, the European Commission is expected to finalize and implement the new Standard Contractual Clauses in early 2021. Additionally, other countries (e.g., Australia and Japan) have adopted certain legal requirements for cross-border transfers of personal information. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. Further, since the transition period for Brexit ended December 31, 2020, there remains some uncertainty regarding cross-border data transfers from the European Economic Area to the United Kingdom. The EU is expected to either issue an adequacy decision for such transfers in early 2021, or an adequacy mechanism such as the Standard Contractual Clauses will be required for transfer of personal information from the European Economic Area to the United Kingdom.  Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our products and services. If we are required to implement additional measures to transfer data from the European Economic Area, this could increase our compliance costs, and could adversely affect our business, financial condition and results of operations.

All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants, which are likely to increase over time.  In addition, such requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.  Any failure or perceived failure by us to comply with any applicable federal, state or similar foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, injunctions, penalties or judgments. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The market price for our common stock may be influenced by many factors, including the other risks described in this section and elsewhere in this Annual Report on Form 10-K, and the following:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market before or after the lock-up and other legal restrictions on resale lapse in connection with our initial public offering, or IPO, the market price of our common stock could decline significantly.  Each of our officers, directors and stockholders have entered into lock-up agreements with the underwriters that restrict their ability to sell or transfer their shares. These lock-up agreements pertaining to our IPO will expire March 24, 2021. However, our underwriters may, in their sole discretion, permit our officers, directors, and other current stockholders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements. After the lock-up agreements expire a substantial number of shares of common stock will be eligible for sale in the public market.

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

Based on the beneficial ownership of our common stock as of December 31, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 67% of our voting stock.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company until (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of the prior June 30th. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties and facilities.

Our principal executive office is located in Redwood City, California, and consists of approximately 6,000 square feet of office space under a lease which expires in August 2021. We use this facility for operations and administrative purposes. We also have a facility located in Baltimore, Maryland. The Maryland facility consists of approximately 15,649 square feet of office and laboratory space under a lease which expires in June 2023. We use the Maryland facility for our internal research and development activities. We believe that our facilities are adequate to meet our needs for the foreseeable future.

Item 3. Legal Proceedings.

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of management, would have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The Nasdaq Global Market under the symbol “GRAY.”

Holders of Record

As of February 26, 2021, there were approximately 80 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2020, concerning securities authorized for issuance under all of our equity compensation plans: our 2015 Stock Incentive Plan, which terminated when we adopted our 2020 Equity Incentive Plan, or 2020 Plan, and our 2020 Employee Stock Purchase Plan, or ESPP.

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	(1)	(2)	(3)
Equity compensation plans approved by security holders	2,836,102	$8.28	1,896,158	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	2,836,102	$8.28	1,896,158

(1)	The amount shown in column (a) includes 2,756,102 outstanding options and 80,000 restricted stock units.
(2)	The weighted average exercise price in column (b) includes options only as restricted stock units do not have exercise prices.
(3)

The amount shown in column (c) represents 1,686,158 shares available for issuance under the 2020 Plan, which plan permits the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, stock awards and restricted stock units; and 210,000 shares available for issuance under the ESPP. The 2020 Plan and ESPP each contain an “evergreen” provision, pursuant to which on January 1st of each year we automatically add 5% and 1% of our shares of common stock outstanding on the preceding December 31st to the shares reserved for issuance, respectively. In addition, pursuant to a “pour over” provision in our 2020 Plan, options that are cancelled, expired or terminated under the 2015 Stock Incentive Plan are added to the number of shares reserved for issuance under the 2020 Plan.

Performance Graph

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide this information.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from our Initial Public Offering

On September 29, 2020, we completed our initial public offering, or IPO, and issued and sold 5,625,000 shares of our common stock at an initial offering price of $16.00 per share and on October 22, 2020, we issued and sold an additional 843,750 shares in connection with the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds from the IPO, including the full exercise of the option, of approximately $92.0 million, after deducting underwriting discounts and commissions of approximately $7.2 million and expenses of approximately $4.2 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to registration statements on Form S-1 (File Nos. 333-248611 and 333-249030), which were declared effective by the SEC on September 24, 2020.

There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act on September 24, 2020.

Item 6. Selected Financial Data

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included elsewhere in this Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that involve risks and uncertainties. You should carefully read the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” to gain an understanding of the important factors that could cause our actual results to differ materially from those expressed or implied in any forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on developing transformative medicines for the treatment of diseases of the retina and optic nerve. Our novel proprietary technologies are designed to release drugs in ocular tissue at a controlled rate for up to 12 months in order to improve patient compliance, reduce healthcare burdens and, ultimately, deliver better clinical outcomes. Our lead product candidate, GB-102, is an intravitreal injection of a microparticle depot formulation of sunitinib, a potent inhibitor of neovascular growth and permeability, which are leading causes of retinal disease. We are developing GB-102 as a once-every-six months intravitreal injection for the treatment of wet age-related macular degeneration, or wet AMD, and diabetic macular edema, or DME. In our Phase 1/2a clinical trial, GB-102 administered as a single 1 mg dose was well-tolerated in wet AMD patients and demonstrated durable clinical evidence of disease control of at least six months in approximately 88% of patients in this cohort. GB-102 has completed the treatment phase of a dose-ranging, controlled and masked safety and efficacy Phase 2b clinical trial in patients with wet AMD. We expect to report topline data from this trial in March of 2021. We are also using our proprietary technologies to develop GB-103, a once-a-year formulation of GB-102, for the treatment of diabetic retinopathy, or DR, as well as GB-401, an intravitreally injectable depot formulation of a beta-adrenergic blocking agent prodrug with a dosing regimen of once-every-six months or longer for the treatment of primary open-angle glaucoma, or POAG. We believe that our product candidates could significantly improve clinical outcomes versus the respective standards of care for several ocular diseases.

We were incorporated in May 2011 and our operations to date have been financed primarily by gross proceeds of approximately $134.0 million from the issuance of convertible promissory notes and convertible preferred stock, and $92.0 million in net proceeds from our initial public offering of our common stock, or IPO, after deducting underwriters’ discounts and commissions of $7.2 million and offering costs of $4.2 million.

Since inception, we have had significant operating losses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. Our net loss was $27.5 million and $37.0 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $133.4 million and cash, cash equivalents and short-term investments of $95.0 million.

We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures to continue to increase. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products, as well as hire additional personnel, develop commercial infrastructure, pay fees to outside consultants, lawyers and accountants, and incur increased costs associated with being a public company, such as expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC reporting requirements, insurance and investor relations. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending upon the timing of our clinical trials and our expenditures on other research and development activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued research and development and other current liabilities.

Recent Developments

Initial Public Offering

On September 29, 2020, we completed our IPO. As a result of the IPO, we issued and sold an aggregate of 6,468,750 shares of our common stock (inclusive of 843,750 shares issued and sold pursuant to the exercise of the underwriters’ option to purchase additional shares on October 22, 2020) at a price of $16.00 per share for net proceeds of $92.0 million, after deducting underwriting discounts, commissions and offering expenses. Prior to the completion of the IPO, all 117,809,883 shares of our redeemable convertible preferred stock then outstanding were converted into 13,085,913 shares of common stock.

Business Effects of COVID-19

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, clinicians, communities and business operations, as well as the U.S. economy and financial markets. To date, our financial condition and operations have not been significantly impacted by the COVID-19 outbreak; however, the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

To date, our contract research organizations, or CROs, contract manufacturing organizations, or CMOs, and other vendors have been able to continue to provide services and supply reagents, materials, and products and currently do not anticipate any disruption in services or interruptions in supply. Our CMOs continue to operate their manufacturing facilities at or near normal levels. While we currently do not anticipate any interruptions in our manufacturing process, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers’ and contract manufacturing partners’ ability to manufacture reagents, materials or products that we need to use in our research and upcoming clinical trials. However, we are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, our clinical trials, and our ability to hire and retain employees.

While we are currently continuing to monitor patients in our ALTISSIMO clinical trial at sites across the United States, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trial activities due to the inability of patients to come to their monitoring visits, the closing of eye clinics, and/or diversion of resources that are necessary to conduct our observational study to care for COVID-19 patients.

The COVID-19 pandemic has caused us to modify our business practices including, but not limited to, curtailing or modifying employee travel, moving to partial remote work, and cancelling physical participation in meetings, events and conferences. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, patients, clinicians, and business partners.

The majority of our office-based employees have been working from home since March 2020, while ensuring essential staffing levels to support our operations remain in place, including maintaining key personnel in our laboratories.

For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors.

Components of Operating Results

Research and Development Expenses

Our research and development expenses include:

•	personnel costs, which include salaries, benefits and stock-based compensation;
•	expenses incurred under agreements with consultants and third-party contract organizations that conduct research and development activities on our behalf;
•	costs related to sponsored research service agreements;
•	costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers;
•	laboratory and vendor expenses related to the execution of preclinical studies and planned clinical trials;
•	milestones and royalty expense from our Johns Hopkins University Exclusive License Agreement;
•	laboratory supplies and materials used for internal research and development activities; and
•	facilities and equipment costs.

Most of our research and development expenses have been related to the preclinical and clinical development of GB-102. We have not reported program costs since inception because we have not historically tracked or recorded our research and development expenses on a program-by-program basis. We use our personnel and infrastructure resources across the breadth of our research and development activities, which are directed toward identifying and developing product candidates.

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

Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of the current or future preclinical studies and clinical trials or if, when, or to what extent we will generate revenues from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•

successful completion of preclinical studies and clinical trials to the satisfaction of the U.S. Food and Drug Administration, or FDA, European Medicines Agency, or EMA, or other regulatory authorities;

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

•

minimizing and managing any delay or disruption to our ongoing or planned clinical trials, and any adverse impacts to the U.S. and global market for pharmaceutical products, including as a result of the current COVID-19 pandemic;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
•	protecting our rights in our intellectual property portfolio; and
•	the impact of the COVID-19 pandemic and the corresponding responses of businesses and governments.

We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our preclinical studies and clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of these factors could mean a significant change in the costs and timing associated with the development of our current and future preclinical and clinical product candidates. For example, if the FDA, or another regulatory authority, were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development, or if we experience significant delays in the execution of or enrollment in any of our preclinical studies or clinical trials, we could be required to expend significant additional financial resources and time on the completion of preclinical and clinical development.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, costs related to maintenance and filing of intellectual property, and other expenses for outside professional services, including legal, human resources, audit, and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation expense. We expect our general and administrative expenses to increase over the next several years to support our expanding headcount and operations, increased costs of operating as a public company, the development of a commercial infrastructure to support the potential commercialization of our product candidates, and the use of outside service providers such as insurers, consultants, lawyers, and accountants.

Interest Income

Our interest income principally reflects interest earned on our investments. Our investments include U.S. government-backed money-market funds, corporate debt securities, commercial paper and government agency bonds. We place cash in excess of immediate requirements into a custodial account and invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

Preferred Stock Tranche Obligation

We provided investors in our Series C preferred stock the option to buy additional shares upon our achievement of certain development milestones, or the Preferred Stock Tranche Obligation. The fair value of the Preferred Stock Tranche Obligation was remeasured and adjusted to fair value each reporting period until its expiration using an option pricing valuation methodology. In September 2020, our board of directors and the Series C investors amended the Series C stock purchase agreement such that the option to purchase additional shares of our Series C preferred stock would no longer be exercisable and would expire upon the effectiveness of our IPO registration statement. As a result, the Preferred Stock Tranche Obligation expired upon the effectiveness of our IPO registration statement on September 24, 2020.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following sets forth our results of operations (dollars in thousands):

	Year Ended December 31,		Change
	2020	2019	Amount	%
Operating expenses:
Research and development	$20,962	$30,580	$(9,618)	(31)%
General and administrative	8,870	6,922	1,948	28%
Total operating expenses	29,832	37,502	(7,670)	(20)%
Loss from operations	(29,832)	(37,502)	7,670	20%
Interest income	143	393	(250)	(64)%
Change in fair value of preferred stock tranche obligation	2,158	72	2,086	NM
Net loss	$(27,531)	$(37,037)	$9,506	26%

NM = Not meaningful

Research and Development Expenses

Research and development expenses comprised (dollars in thousands):

	Year Ended December 31,		Change
	2020	2019	Amount	%
CRO, CMO, nonclinical and other services	$10,406	$18,656	$(8,250)	(44)%
Personnel costs	6,485	5,854	631	11%
Consulting	1,332	886	446	50%
Materials and supplies	723	2,793	(2,070)	(74)%
Facility costs, travel and other	2,016	2,391	(375)	(16)%
Total research and development expenses	$20,962	$30,580	$(9,618)	(31)%

As of December 31, 2020 and 2019, we had 24 and 25 employees, respectively, engaged in research and development activities in our Baltimore, Maryland and Redwood City, California facilities.

Our research and development activities consist primarily of costs associated with the development of GB-102 for which we are conducting one U.S. Phase 2 clinical trial in patients with wet AMD, and one U.S. Phase 2 trial for DME, which was completed in 2020. Research and development expenses were $21.0 million in 2020 compared to $30.6 million in 2019.  The decrease was primarily due to the completion in 2019 of manufacturing the clinical supplies required for the commencement of our Phase 2b, or ALTISSIMO, trial for GB-102, and the fact that we did not engage in any primary manufacturing activities in the year ended December 31, 2020.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (dollars in thousands):

	Year Ended December 31,		Change
	2020	2019	Amount	%
Personnel costs	$3,283	$2,813	$470	17%
Professional services	3,031	1,829	1,202	66%
Patent filing and portfolio costs	1,125	1,482	(357)	(24)%
Facility costs, travel and other expenses	1,431	798	633	79%
General and administrative expenses	$8,870	$6,922	$1,948	28%

As of December 31, 2020 and 2019, we had seven and four employees, respectively, engaged in general and administrative activities principally in our Redwood City, California facility.

General and administrative expenses were $8.9 million in 2020 compared to $6.9 million in 2019.  The increase was primarily due to additional professional services, related in part to preparation for our IPO, and the increased cost of additional D&O insurance as a result of becoming a public company.

Interest Income

Interest income was $143,000 and $393,000 for the year ended December 31, 2020 and 2019, respectively, primarily reflecting a decline in invested capital.

Preferred Stock Tranche Obligation

The change in fair value of Preferred Stock Tranche Obligation for the year ended December 31, 2020 relates to the fair value adjustments of $2.2 million primarily due to the $2.1 million gain recognized upon the expiration of this instrument in connection with our IPO. In September 2020, the Preferred Stock Tranche Obligation expired upon the effectiveness of the IPO registration statement on September 24, 2020, resulting in a corresponding elimination of the associated liability.

Liquidity and Capital Resources

Overview

To date, we have incurred loss and negative cash flow from operations. As of December 31, 2020, we had available cash, cash equivalents and short-term investments of $95.0 million and an accumulated deficit of $133.4 million. Prior to our IPO, our operations had been financed primarily by gross proceeds of approximately $134.0 million from the sale of convertible promissory notes and our convertible preferred stock. In connection with our IPO, we issued and sold an aggregate of 6,468,750 shares of common stock (inclusive of 843,750 shares of common stock issued and sold pursuant to the exercise of the underwriters’ option to purchase additional shares) at a price of $16.00 per share for net proceeds of $92.0 million, after deducting underwriters’ discounts and commissions and offering costs.

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

Our current operating plan, which includes initiating two Phase 3 clinical trials in the fourth quarter of 2021, raises substantial doubt that our existing cash, cash equivalents and short-term investments will be sufficient for us to fund our operating expenses and capital expenditure requirements for the next 12 months.

Based upon our current operating plan, we believe our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2022. We base this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. As noted in our audited financial statements, there are conditions that raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of the issuance of our financial statements. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations. Our independent registered public accounting firm included an explanatory paragraph in their audit report on the financial statements as of and for the years ended December 31, 2020 and 2019 stating that our recurring losses from operations and negative cash flows since inception and our need to raise additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern.

We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, potentially including collaborations, licenses and other similar arrangements. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of researching, developing and manufacturing our product candidates or any future product candidates, and conducting preclinical studies and clinical trials;
•	the timing of, and the costs involved in, obtaining regulatory approvals or clearances for our product candidates or any future product candidates;
•	the number and characteristics of any additional product candidates we develop or acquire;
•

the cost of manufacturing our product candidates or any future product candidates and any products we successfully commercialize, including costs associated with building-out our manufacturing capabilities;

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(32,064)	$(31,215)
Investing activities	(42,560)	(20,620)
Financing activities	92,172	54,871
Net increase in cash and cash equivalents	$17,548	$3,036

Operating Activities

Cash used in operating activities of $32.1 million during the year ended December 31, 2020 was primarily attributable to our net loss of $27.5 million and an increase of $4.6 million in our working capital.

Cash used in operating activities of $31.2 million during the year ended December 31, 2019 was attributable to our net loss of $37.0 million, partially offset by a $4.9 million decrease in our working capital and non-cash charges of $0.9 million principally with respect to stock-based compensation and depreciation expense.

Investing Activities

Cash used in investing activities of $42.6 million during the year ended December 31, 2020 consisted of $61.6 million of purchases of short-term investments and $1.0 million of purchases of property and equipment, partially offset by $20.0 million provided upon maturity of short-term investments.

Cash used in investing activities of $20.6 million during the year ended December 31, 2019 consisted of $22.5 million of purchases of short-term investments and $0.6 million of purchases of property and equipment, partially offset by $2.5 million provided upon maturity of short-term investments.

Financing Activities

Cash provided by financing activities of $92.2 million for the year ended December 31, 2020 consisted of $96.3 million of proceeds, net of the underwriters’ discounts and commissions, from the issuance of common stock in connection with our IPO and $0.1 million received from the exercise of stock options, partially offset by $4.2 million related to the payments of offering costs.

Cash provided by financing activities of $54.9 million for the year ended December 31, 2019 consisted of $54.8 million of net proceeds upon the issuance of our Series C convertible preferred stock, and $0.1 million received from the exercise of stock options.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Research and Development Expense and Accruals

We record research and development expenses to operations as incurred. Research and development expenses represent costs incurred by us for the discovery and development of our product candidates and the development of our technology and include: employee-related expenses, including salaries, benefits, travel and non-cash stock-based compensation expense; external research and development expenses incurred under arrangements with third parties, such as CROs, preclinical testing organizations, CMOs, academic and non-profit institutions and consultants; license fees; and other expenses, which include direct and allocated expenses for laboratory, facilities and other costs.

As part of the process of preparing financial statements, we are required to estimate and accrue expenses. We estimate costs of research and development activities conducted by service providers, which include the conduct of sponsored research, preclinical studies and contract manufacturing activities. Payments made prior to the receipt of goods or services to be used in research and development are deferred and recognized as expense in the period in which the related goods are received or services are rendered. If the costs have been prepaid, this expense reduces the prepaid expenses on the balance sheet, and if not yet invoiced, the costs are included in accrued liabilities on the balance sheet. We classify such prepaid assets as current or non-current assets based on our estimates of the timing of when the goods or services will be realized or consumed. These costs are a significant component of our research and development expenses.

We estimate these costs based on factors such as estimates of the work completed and budget provided and in accordance with agreements established with our collaboration partners and third-party service providers. We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed may vary from our estimates and could result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from external CROs and other third-party service providers. Amounts ultimately incurred in relation to amounts accrued for these services at a reporting date may be substantially higher or lower than our estimates.

Our expenses related to clinical trials are based on estimates of patient enrollment and related expenses at clinical investigator sites as well as estimates for the services provided and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that may be used to conduct and manage clinical trials on our behalf. We generally accrue expenses related to clinical trials based on contracted amounts applied to the level of patient enrollment and activity. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis.

We have and may continue to enter into license agreements to access and utilize certain technology. We evaluate if the license agreement is an acquisition of an asset or a business. To date none of our license agreements have been considered to be an acquisition of a business. For asset acquisitions, the upfront payments to acquire such licenses, as well as any future milestone payments made before product approval, will be immediately recognized as research and development expense when due, provided there is no alternative future use of the rights in other research and development projects. These license agreements may also include contingent consideration in the form of cash. We assess whether such contingent consideration meets the definition of a derivative.

Preferred Stock Tranche Obligation

Convertible preferred stock that includes features we have determined are not clearly and closely related to the equity host are bifurcated and accounted for separately as freestanding derivative assets or liabilities on the balance sheet at their estimated fair value. We recognized a derivative liability as a result of certain investors’ having rights to purchase from us, on the same terms as the Series C Preferred Stock Purchase Agreement executed in July 2019, additional shares of our Series C preferred stock in subsequent tranches based on the achievement of certain development milestones, or the Preferred Stock Tranche Obligation. At initial recognition, we recorded the liability for the Preferred Stock Tranche Obligation on the balance sheet at its estimated fair value. This liability was subject to remeasurement at each balance sheet date until the expiration of the Preferred Stock Tranche Obligation in September 2020, with changes in fair value recognized in our statements of operations.

The liability for the Preferred Stock Tranche Obligation was measured at fair value using an option pricing valuation methodology that included inputs not observable in the market and thus represents a Level 3 measurement. The option pricing valuation methodology utilized requires inputs based on certain subjective assumptions, including (a) expected stock price volatility, (b) calculation of an expected term, (c) a risk-free interest rate and (d) expected dividends. Significant judgment was used in determining these assumptions at initial recognition and at each subsequent reporting period.

Stock-based Compensation

We recognize compensation costs related to stock-based awards to employees and non-employees based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting stock-based compensation, using the Black-Scholes option-pricing model, or Black-Scholes. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

Black-Scholes requires the use of subjective assumptions to determine the fair value of stock-based awards including:

•	Fair Value of Common Stock— see subsection entitled “Common Stock Valuations” below.
•

Expected Term—The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method. The simplified method deems the expected term to be the midpoint between the vesting date and the contractual life of the stock-based awards.

•

Expected Volatility—Since we were a privately held company until September 2020, and do not yet have sufficient trading history for our common stock, the expected volatility is estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty. We will continue to apply this method until a sufficient amount of historical information over a period equal to the expected term of the stock-based awards becomes available.

•	Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.
•	Expected Dividend—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

We will continue to use judgment in evaluating the assumptions utilized for our stock-based compensation expense calculations on a prospective basis. In addition to the assumptions used in Black-Scholes, the amount of stock-based compensation expense we recognize in our financial statements includes stock option forfeitures as they occur. Such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.

Common Stock Valuations

Historically, for all periods prior to our IPO, the fair value of the shares of common stock underlying our stock-based awards was estimated on each grant date by our board of directors. In the absence of a public trading market for our common stock, our board of directors exercised their judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including contemporaneous valuations, our stage of development, important developments in our operations, the prices at which we sold shares of our preferred stock, the rights, preferences and privileges of our preferred stock relative to those of our common stock, actual operating results and financial performance, the conditions in the biotechnology industry and the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of our common stock, among other factors.

In determining the fair value of our common stock, the methodologies used to estimate our enterprise value were performed using methodologies, approaches and assumptions consistent with the guidance outlined in the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation. The grant date fair value of our common stock was determined using valuation methodologies incorporating a number of assumptions including probability weighting of events, volatility, time to liquidation, a risk-free interest rate and an assumption for a discount for lack of marketability (Level 3 inputs). The methodology to determine the fair value of our common stock included estimating the fair value of the enterprise using a hybrid-method market approach, which estimates the fair value of the company by including an estimation of the value of the business based on scenarios in a probability-weighted expected return method, or PWERM, framework. Under the hybrid-method market approach, the per share value calculated under the scenarios are weighted based on expected exit outcomes and the quality of the information specific to each allocation methodology to arrive at a final estimated fair value per share value of the common stock before a discount for lack of marketability is applied.

Following the closing of our IPO, our board of directors determines the fair market value of our common stock based on its closing price as reported on The Nasdaq Global Market on the date of grant.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue is less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recently Adopted Accounting Pronouncements

For a full discussion of recently adopted accounting pronouncements, see Note 2 to the financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Contractual Obligations and Other Commitments

Contractual Obligations

Refer to Note 5 to our financial statements included within Item 8 of this Annual Report on Form 10-K for a description of our contractual obligations as of December 31, 2020.

We are party to license agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of licensed products. None of these events had occurred as of December 31, 2020, and no royalties were due from the sales of licensed products.

We enter into contracts in the normal course of business with CROs for clinical trials and CMOs for clinical supply manufacturing and with vendors for equipment, preclinical research studies, research supplies and other services and products for operating purposes. As of December 31, 2020, these commitments were approximately $7.7 million due within 3 to 15 months. These contracts generally provide for termination on notice of 60 to 90 days, and therefore we believe that our non-cancelable obligations under these agreements are not material.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934 and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

GRAYBUG VISION, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Graybug Vision, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Graybug Vision, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Redwood City, California

March 5, 2021

GRAYBUG VISION, INC.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$33,418	$15,870
Short-term investments	61,615	20,086
Prepaid expenses and other current assets	4,207	315
Total current assets	99,240	36,271
Property and equipment, net	1,946	1,975
Prepaid expenses and other non-current assets	608	2,414
Total assets	$101,794	$40,660
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,513	$4,636
Accrued research and development	1,356	2,333
Other current liabilities	3,128	3,124
Preferred stock tranche obligation	—	2,158
Total current liabilities	6,997	12,251
Deferred rent, long term portion	11	—
Total liabilities	7,008	12,251
Commitments and contingencies (Note 5)
Convertible preferred stock, $0.0001 par value; 142,150,096 shares authorized as of December 31, 2019, 0 and 117,809,883 shares issued and outstanding as of December 31, 2020 and 2019, respectively; aggregate liquidation value of $0 and $148,592 as of December 31, 2020 and 2019, respectively	—	131,363
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 10,000,000 authorized, no shares outstanding as of December 31, 2020 and 2019, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 and 188,000,000 shares authorized, 20,979,265 and 1,371,467 shares issued and outstanding as of December 31, 2020 and 2019, respectively	2	—
Additional paid-in capital	228,155	2,879
Accumulated deficit	(133,367)	(105,836)
Accumulated other comprehensive (loss) income	(4)	3
Total stockholders’ equity (deficit)	94,786	(102,954)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$101,794	$40,660

The accompanying notes are an integral part of these financial statements.

GRAYBUG VISION, INC.

Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Operating expenses:
Research and development	$20,962	$30,580
General and administrative	8,870	6,922
Total operating expenses	29,832	37,502
Loss from operations	(29,832)	(37,502)
Interest income	143	393
Change in fair value of preferred stock tranche obligation	2,158	72
Net loss	(27,531)	(37,037)
Cumulative dividends on convertible preferred stock	(7,189)	(7,055)
Net loss attributable to common stockholders	$(34,720)	$(44,092)
Net loss per common share—basic and diluted	$(5.25)	$(33.41)
Weighted-average number of shares outstanding used in computing net loss per common share—basic and diluted	6,618,445	1,319,912

The accompanying notes are an integral part of these financial statements.

GRAYBUG VISION, INC.

Statements of Comprehensive Loss

	Year Ended December 31,
	2020	2019
Net loss	$(27,531)	$(37,037)
Unrealized (loss) gain on available-for-sale securities, net of tax	(7)	3
Comprehensive loss	$(27,538)	$(37,034)

The accompanying notes are an integral part of these financial statements.

GRAYBUG VISION, INC.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	(Deficit)
Balance—December 31, 2018	80,377,096	$78,811	1,292,858	$—	$2,007	$(68,799)	$—	$(66,792)
Issuance of Series C convertible preferred stock, net of issuance costs of $217 and discount on allocation of proceeds to preferred stock tranche obligation of $2,230	37,432,787	52,552	—	—	—	—	—	—
Stock issued on exercise of stock options	—	—	78,609	—	134	—	—	134
Stock-based compensation expense	—	—	—	—	738	—	—	738
Net loss	—	—	—	—	—	(37,037)	—	(37,037)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	3	3
Balance—December 31, 2019	117,809,883	$131,363	1,371,467	$—	$2,879	$(105,836)	$3	$(102,954)
Issuance of common stock upon the initial public offering, net	—	—	6,468,750	1	92,049	—	—	92,050
Conversion of convertible preferred stock into common stock upon the initial public offering	(117,809,883)	(131,363)	13,085,913	1	131,362	—	—	131,363
Stock issued on exercise of stock options	—	—	53,135	—	77	—	—	77
Stock-based compensation expense	—	—	—	—	1,788	—	—	1,788
Net loss	—	—	—	—	—	(27,531)	—	(27,531)
Unrealized loss on available-for-sale securities, net of tax						—	(7)	(7)
Balance—December 31, 2020	—	$—	20,979,265	$2	$228,155	$(133,367)	$(4)	$94,786

The accompanying notes are an integral part of these financial statements.

GRAYBUG VISION, INC.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019
Operating activities:
Net loss	$(27,531)	$(37,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,788	738
Depreciation	395	303
Change in fair value of preferred stock tranche obligation	(2,158)	(72)
Accretion of premium and discounts on short-term investments	1	(68)
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(2,400)	1,597
Accounts payable	(1,462)	1,403
Accrued research and development	(977)	640
Other current and non-current liabilities	280	1,281
Net cash used in operating activities	(32,064)	(31,215)
Investing activities:
Purchases of property and equipment	(1,023)	(605)
Purchases of short-term investments	(61,637)	(22,515)
Maturity of short-term investments	20,100	2,500
Net cash used in investing activities	(42,560)	(20,620)
Financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	96,255	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	54,782
Proceeds from exercise of stock options	77	134
Payment of offering costs	(4,160)	(45)
Net cash provided by financing activities	92,172	54,871
Net increase in cash and cash equivalents	17,548	3,036
Cash and cash equivalents at beginning of period	15,870	12,834
Cash and cash equivalents at end of period	$33,418	$15,870
Supplemental disclosure of noncash items:
Deferred offering costs included in accounts payable and other current liabilities	$—	$849
Conversion of convertible preferred stock into common stock upon initial public offering	$131,363	$—
Property and equipment purchases included in accounts payable	$49	$126

The accompanying notes are an integral part of these financial statements.

GRAYBUG VISION, INC.

Notes to Financial Statements

1. Organization

Graybug Vision, Inc., the Company or Graybug, is a clinical-stage biopharmaceutical company developing medicines for the treatment of diseases of the retina and optic nerve. The Company presently devotes substantially all of its resources to conducting research and development and raising capital. The Company was founded in May 2011 and maintains facilities in Redwood City, California and Baltimore, Maryland.

The Company is subject to risks common to clinical stage companies in the biopharmaceutical industry, including dependence on the clinical success of its product candidates, ability to obtain regulatory approvals of its product candidates, compliance with regulatory requirements, the need for substantial additional financing and protection of its proprietary technology.

Initial Public Offering

In September 2020, the Company completed its initial public offering, or IPO, of shares of its common stock, pursuant to the Company’s registration statement on Form S-1, which was declared effective by the Securities and Exchange Commission, or the SEC, on September 24, 2020. The shares of the Company’s common stock began trading on the Nasdaq Global Market on September 25, 2020 and the IPO closed on September 29, 2020. As a result of the IPO, the Company issued and sold an aggregate of 6,468,750 shares of common stock (inclusive of 843,750 shares issued and sold pursuant to the exercise of the underwriters’ option to purchase additional shares on October 22, 2020) at a price of $16.00 per share for net proceeds of $92.0 million, after deducting underwriting discounts, commissions and offering expenses. Prior to the completion of the IPO, all 117,809,883 shares of convertible preferred stock then outstanding were converted into 13,085,913 shares of common stock.

Reverse Stock Split

On September 18, 2020, the Company effected a 9.0058:1 reverse stock split of its issued and outstanding common stock. Upon the effectiveness of the reverse stock split, (i) all shares of outstanding common stock were adjusted; (ii) the conversion prices of the convertible preferred stock were adjusted; (iii) the number of shares of common stock for which each outstanding option and warrant to purchase common stock is exercisable were adjusted; and (iv) the exercise price of each outstanding option and warrant to purchase common stock was adjusted. All of the outstanding common stock share numbers (including shares of common stock subject to the Company’s options, warrants and as-converted for the outstanding convertible preferred stock), share prices, exercise prices and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented. The par value per share and the authorized number of shares of common stock were not adjusted as a result of the reverse stock split.

Going Concern Considerations

The Company incurred losses from operations and had negative cash flows from operating activities for the years ended December 31, 2020 and 2019, and the Company’s accumulated deficit at December 31, 2020 is $133.4 million. The Company’s current operating plan indicates it will continue to incur losses from operations and generate negative cash flows from operating activities, given ongoing expenditures related to extensive research and development and the Company’s lack of revenue-generating activities at this point in its life cycle. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Based upon the Company’s current operating plan, the Company believes existing cash, cash equivalents and short-term investments will enable the Company to fund its operating expenses and capital expenditure requirements into the first quarter of 2022 but not at least 12 months from the issuance date of these financial statements. The Company bases this estimate on assumptions that may prove to be wrong, and it could utilize the available capital resources sooner than it currently expects. The Company currently plans to initiate two Phase 3 clinical trials for GB-102 in the second half of 2021. As such, the Company expects its cash and cash equivalents of $33.4 million and short-term investments of $61.6 million as of December 31, 2020, will be insufficient to fund its operating expenses and capital expenditure requirements for 12 months beyond the date of issuance of these financial statements. As a result, these conditions have raised substantial doubt about the Company’s ability to continue as a going concern. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations and ultimately achieve profitable operations.

The Company will seek to raise additional funds in order to further advance its research and development programs, operate its business and meet its obligations as they come due. The Company is pursuing financing alternatives, such as partnering and equity financing. Such sources of capital may not, however, be available to the Company in the necessary time frame, in the amounts that the Company requires, on terms that are acceptable to the Company, or at all. If the Company is unable to raise the necessary funds when needed or reduce spending on currently planned activities, it may not be able to continue the development of its products or the Company could be required to delay, scale back, or eliminate some or all of its research and development programs and other operations and will materially harm its business, financial position and results of operations.

Coronavirus Outbreak

In March 2020 the World Health Organization declared the global novel coronavirus disease 2019, or COVID-19, outbreak a pandemic. As of December 31, 2020, the Company’s operations have not been significantly impacted by the COVID-19 pandemic. However, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its financial condition and operations, including ongoing and planned clinical trials. The impact of the COVID-19 pandemic on the financial performance of the Company will depend on future developments, including the duration and spread of the pandemic and related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets, the life sciences sector, and the overall economy are highly uncertain and cannot be predicted. If the financial markets, the life sciences sector, and/or the overall economy are impacted for an extended period, the Company’s results may be materially adversely affected.

In March 2020, the Families First Coronavirus Response Act, or FFCR Act, and the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, were signed into law in response to the COVID-19 pandemic. The FFCR Act and CARES Act include provisions related to refundable payroll tax credits, deferment of employer side social security payments, and retroactively and temporarily (for taxable years beginning before January 1, 2021) suspending the application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the Tax Cuts and Jobs Act of 2017. The CARES Act also provides that net operating losses arising in any taxable year beginning after December 31, 2017 and before January 1, 2021 are generally eligible to be carried back up to five years.

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

In December 2020, the Consolidated Appropriations Act, 2021 was signed into law. The provisions within the law include the extension of the Investment Tax Credit for solar facilities, the extension and expansion of the CARES Act employee retention tax credit for the period from January 1, 2021 through June 30, 2021, including increasing the credit rate from 50 percent to 70 percent of qualified wages, and increasing the per-employee creditable wages limit from $10,000 per year to $10,000 for each quarter.

The enactment of the FFCR Act, CARES Act, A.B. 85, and Consolidated Appropriations Act, 2021, did not result in any material adjustments to the Company’s income tax provision for the year ended December 31, 2020 or to the Company’s net deferred tax assets as of December 31, 2020. Given the Company’s history of losses, the provisions of the FFCR Act, CARES Act, A.B. 85 and Consolidated Appropriations Act, 2021, did not have a material impact on the Company’s annual effective tax rate or financial statements in 2020; however, the Company will continue to evaluate the impact of tax legislation and will update its disclosures as additional information and interpretive guidance becomes available.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, and stated in U.S. dollars. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASUs, of the Financial Accounting Standards Board, or FASB.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to accrued research and development expenses, other long-

lived assets, , stock-based compensation, the valuation of deferred tax assets, and the fair values of the Company’s Preferred Stock Tranche Obligation and common stock prior to the Company’s IPO. The Company bases its estimates using historical experience, Company forecasts and future plans, current economic conditions, and information from third-party professionals that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and recorded amounts of expenses that are not readily apparent from other sources, and adjusts those estimates and assumptions when facts and circumstances dictate.

Prior to the IPO, management utilized estimates and assumptions in determining the fair value of its common stock, including stock-based awards. The Company has granted stock options at exercise prices that represented the fair value of its common stock on the specific grant dates. The Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation, or AICPA TPA, to estimate the fair value of its common stock. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions included a number of objective and subjective factors, including external market conditions, the prices at which the Company sold shares of convertible preferred stock, the superior rights and preferences of the convertible preferred stock senior to the Company’s common stock at the time, and a probability analysis of various liquidity events, such as a public offering or sale of the Company, under differing scenarios. Changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

The Company’s results can also be affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest, changes in regulatory laws and monetary exchange rates, and government fiscal policies, can have a significant effect on operations. While the Company maintains reserves for anticipated liabilities, the Company could be adversely affected by civil, criminal, regulatory or administrative actions, claims, or related proceedings.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, corporate debt securities and commercial paper. The Company’s cash equivalents at December 31, 2020 consist of money market fund investments, corporate debt securities, and commercial paper. The Company’s cash equivalents at December 31, 2019 consist of money market fund investments and corporate debt securities.

Investments

The Company invests its excess cash balances in marketable government agency bonds, corporate debt securities and commercial paper. The Company classifies its investments as available-for-sale, reports available-for-sale investments at their fair value at each balance sheet date, and includes any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive (loss) income, a component of stockholders’ equity (deficit). Should there be any realized gains or losses, they will be determined using the specific-identification method and included as other income or expense in the statements of operations. Should any adjustment to fair value reflect a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary” and, if so, recognizes the associated unrealized loss through a charge to the statements of operations. The Company did not record any impairment charges related to its marketable securities during the years ended December 31, 2020 and 2019. The Company classifies its available-for-sale marketable securities as non-current if such instrument’s underlying effective maturity date exceeds 12 months and for which the Company has the intent and ability to hold the investment for a period of greater than 12 months. The Company’s marketable securities at December 31, 2020 and 2019 mature in less than 12 months and are included in short-term investments in the balance sheets.

Concentrations of Credit Risk and Off-balance Sheet Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and available-for-sale marketable securities. The Company’s investment policy includes guidelines regarding the quality of the financial institutions and financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk. The Company may invest in money market funds, U.S. Treasury securities, corporate debt, U.S. government-related agency securities, commercial paper and certificates of deposit. At December 31, 2020 and 2019, the Company’s cash and cash equivalents were held in financial institutions that management believes are creditworthy. These deposits may exceed federally insured limits. The Company has not experienced any losses historically in these accounts and believes it is not exposed to significant credit risk in its cash and cash equivalents. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting, and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. Capitalized deferred offering costs are included in prepaid expenses and other non-current assets in the Company’s balance sheet. After consummation of the Company’s IPO, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering.

Property and Equipment

Property and equipment are stated at cost, subject to adjustments for impairments, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the useful lives of the assets as follows:

Asset	Estimated useful life
Manufacturing and laboratory equipment	Three to five years
Computer hardware	Three to five years
Office furniture and equipment	Three to five years

Leasehold improvements are amortized over the shorter of their useful lives or the related lease term. Maintenance and repairs that do not improve or extend the life of the respective asset are expensed to operations as incurred. Manufacturing and laboratory equipment received is classified as construction in progress until placed into service, at which time depreciation commences. Upon disposal of an asset, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

Impairment of Long-lived Assets

The Company evaluates whether current facts or circumstances indicate that the carrying values of its long-lived assets may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the sum of the undiscounted future cash flows of these assets is compared to the carrying value the assets to determine whether impairment exists. If the assets are determined to be impaired, the loss is measured based on the difference between the sum of the undiscounted future cash flows and the carrying value of the assets. No impairment losses were recorded during the years ended December 31, 2020 or 2019.

Research and Development Expenses

Research and development costs are expensed as incurred. The Company’s research and development expenses consist primarily of costs incurred for the development of its product candidates and include expenses incurred under agreements with contract manufacturing organizations, or CMOs, contract research organizations, or CROs, investigative sites and consultants to conduct clinical trials and preclinical and non-clinical studies, costs to acquire, develop and manufacture supplies for clinical trials and other studies, salaries and related costs, including stock-based compensation, depreciation and other allocated facility-related and overhead expenses.

Accrued Research and Development Costs

The Company records accruals for estimated costs of preclinical and clinical studies and manufacturing development. A portion of the Company’s clinical and manufacturing development activities are conducted by third-party service providers, including CROs and CMOs. The financial terms of these contracts are subject to negotiation, which vary by contract and may result in payments that do not match the periods over which materials or services are provided. The Company accrues the costs incurred under the agreements based on an estimate of actual work completed in accordance with the agreements. In the event the Company makes advance payments for goods or services that will be used or rendered for future research and development activities, the payments are deferred and capitalized as a prepaid expense and recognized as expense as the goods are received or the related services are rendered. Such payments are evaluated for current or non-current classification based on when they are expected to be realized. If the Company does not identify costs that have begun to be incurred or if the Company underestimates or overestimates the level of services performed or the costs of these services, actual expenses could differ from the Company’s estimates. To date, the Company has not experienced significant changes in its estimates of preclinical studies, clinical trial and manufacturing accruals.

Patent Costs

Costs to secure and maintain patents covering the Company’s technology and product candidates are expensed as incurred and are classified as general and administrative expenses in the statements of operations.

Convertible Preferred Stock

The Company classified convertible preferred stock outside of stockholders’ equity (deficit) on its balance sheet as of December 31, 2019, as the requirements of triggering a deemed liquidation event were not within the Company’s control. In the event of a deemed liquidation event, the proceeds from the event would have been distributed in accordance with liquidation preferences of such securities. The Company would have adjusted the carrying value of the convertible preferred stock to their redemption values when it became probable a redemption event would occur. Prior to the completion of the IPO on September 24, 2020, all of the outstanding shares of convertible preferred stock automatically converted into 13,085,913 shares of common stock. Subsequent to the closing of the IPO on September 29, 2020, there were no shares of convertible preferred stock outstanding.

Preferred Stock Tranche Obligation

The Company’s Series C convertible preferred stock included features the Company determined were not clearly and closely related to the equity host. These features were therefore bifurcated and accounted for separately as a freestanding derivative liability on the balance sheet at its estimated fair value. This derivative liability was a result of certain investors’ rights to purchase from the Company, on the same terms as the Series C Preferred Stock Purchase Agreement executed in July 2019, additional shares of Series C convertible preferred stock in subsequent tranches based on the achievement of certain development milestones, or the Preferred Stock Tranche Obligation. At initial recognition, the Company recorded this derivative as a liability on the balance sheet at its estimated fair value. The derivative was subject to remeasurement at each balance sheet date until its expiration in September 2020, with changes in fair value recognized in change in fair value of Preferred Stock Tranche Obligation on the Company’s statements of operations.

Stock-based Compensation

Stock-based compensation expense related to stock options and warrants granted to employees, directors and non-employees is recognized based on the grant-date estimated fair values of the awards using the Black-Scholes option pricing model, or Black-Scholes. The valuation of restricted stock units, or RSUs, is determined at the date of grant using the Company’s closing stock price. The value is recognized as expense ratably over the requisite service period, which is generally the vesting term of the award. The Company adjusts the expense for actual forfeitures as they occur.

Income Taxes

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company assesses the likelihood of deferred tax assets being realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. For the Company, the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Based on the Company’s operations to date and the uncertainty as to the timing and amount of future taxable income, the Company has recorded a full valuation allowance in all periods and for all jurisdictions.

Financial statement effects of uncertain tax positions are recognized when it is more likely than not, based on the technical merits of the position, that it will be sustained upon examination. The Company evaluates uncertain tax positions on a regular basis. The evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of an audit, and effective settlement of audit issues. Interest and penalties related to unrecognized tax benefits would be included within the income tax provision.

Net Loss Per Share

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. While it was outstanding, the Company considered its convertible preferred stock to be participating securities as, in the event a dividend was paid on common stock, the holders of convertible preferred stock and unvested shares of common stock would have been entitled to receive dividends on a basis consistent with the common stockholders. The net loss attributable to common stockholders was not allocated to the convertible preferred stock as the holders of those securities did not have a contractual obligation to share in losses. Cumulative dividends on preferred stock were added to net loss to arrive at net loss available to common stockholders.

Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period if the effect is dilutive. Potentially dilutive securities include warrants, stock options, RSUs and convertible preferred stock. Likewise, adjustments to the denominator are required to reflect the related dilutive shares. In all periods presented, the Company’s outstanding stock options, RSUs, convertible preferred stock, common stock warrants, and the potential issuance of additional preferred shares from the Preferred Stock Tranche Obligation were excluded from the calculation of diluted net loss per share because their effects were antidilutive and the development milestones for the issuance of additional shares from the Preferred Stock Tranche Obligation were not achieved prior to its expiration in September 2020.

Related Party Transactions

In August 2019, the Company engaged a consulting firm managed by the then acting chief financial officer of the Company for professional services related to accounting, finance and other administrative functions. For the years ended December 31, 2020 and 2019, the costs incurred under this arrangement totaled $657,000 and $468,000, respectively, which costs were recorded as general and administrative expense in the accompanying statements of operations. As of December 31, 2019, amounts owed under this arrangement totaled $104,000, and are included in accounts payable in the accompanying balance sheets. There were no amounts owed under this arrangement as of December 31, 2020.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker, or CODM, in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its chief executive officer. The Company has determined it operates in one segment.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period arising from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss is comprised of changes in unrealized (loss) gain on available-for-sale securities.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 removed the following disclosure requirements: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. Additionally, this update added the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income and loss for recurring Level 3 fair value measurements held at the end of the reporting period; and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information, such as the median or arithmetic average, in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 became effective for the Company beginning January 1, 2020 and the adoption of ASU 2018-13 did not have a material impact on the Company’s financial statements. For the disclosures regarding the Company’s Level 3 fair value measurements, see Note 3, to these financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, or ASU 2016-02, with guidance regarding the accounting for and disclosure of leases. The update requires lessees to recognize the liabilities related to all leases, including operating leases, with a term greater than 12 months on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. As an emerging growth company, this standard is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016-02 on its financial statements and financial statement disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued a clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which modified the accounting for available-for-sale securities. As an emerging growth company, ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently assessing the potential impact of adopting ASU 2016-13 on its financial statements and financial statement disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions and amends certain requirements in the existing income tax guidance to ease accounting requirements. As an emerging growth company, this standard is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, and must be applied on a retrospective basis. The Company is currently evaluating the impact of this new guidance on its financial statements and disclosures.

3. Fair Value Measurements

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following three levels:

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$15,677	$—	$—	$15,677
Corporate debt securities	—	2,500	—	2,500
Commercial paper	—	13,499	—	13,499
Total cash equivalents	15,677	15,999	—	31,676
Short-term investments:
Corporate debt securities	—	11,588	—	11,588
Commercial paper	—	50,027	—	50,027
Total short-term investments	—	61,615	—	61,615
Total assets measured at fair value	$15,677	$77,614	$—	$93,291

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$12,859	$—	$—	$12,859
Corporate debt securities	—	500	—	500
Total cash equivalents	12,859	500	—	13,359
Short-term investments:
Government agency bonds	—	2,750	—	2,750
Corporate debt securities	—	11,349	—	11,349
Commercial paper	—	5,987	—	5,987
Total short-term investments	—	20,086	—	20,086
Total assets measured at fair value	$12,859	$20,586	$—	$33,445
Current liabilities:
Preferred stock tranche obligation	$—	$—	$2,158	$2,158
Total liabilities measured at fair value	$—	$—	$2,158	$2,158

The following tables present information as to cost, unrealized gains and losses and fair value determination of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$15,677	$—	$—	$15,677
Corporate debt securities	2,502	—	(2)	2,500
Commercial paper	13,498	1	—	13,499
Total cash equivalents	31,677	1	(2)	31,676
Short-term investments:
Corporate debt securities	11,588	1	(1)	11,588
Commercial paper	50,030	2	(5)	50,027
Total short-term investments	61,618	3	(6)	61,615
Total assets measured at fair value	$93,295	$4	$(8)	$93,291

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$12,859	$—	$—	$12,859
Corporate debt securities	500	—	—	500
Total cash equivalents	13,359	—	—	13,359
Short-term investments:
Government agency bonds	2,750	—	—	2,750
Corporate debt securities	11,348	2	(1)	11,349
Commercial paper	5,985	2	—	5,987
Total short-term investments	20,083	4	(1)	20,086
Total assets measured at fair value	$33,442	$4	$(1)	$33,445

Money market funds are highly liquid investments which are actively traded. The pricing information on the Company’s money market funds is based on quoted prices in active markets for identical securities. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

The fair value of short-term investments is determined from market pricing and other observable market inputs for similar securities obtained from various third-party data providers. The pricing services utilize industry-standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.

As of December 31, 2020 and 2019, the contractual maturities of all available-for-sale investments were less than 12 months. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. All investments with unrealized losses have been in a loss position for less than 12 months. As a result, the Company did not recognize any other-than-temporary impairment losses as of December 31, 2020 and 2019.

In connection with the Company’s convertible preferred stock financing in July 2019, certain investors were granted an option to purchase additional shares contingent upon delivery to them of certain clinical trial results (the Preferred Stock Tranche Obligation, see Note 6). In September 2020, the board of directors and these investors amended the stock purchase agreement such that the option to purchase additional shares would no longer be exercisable and would expire upon the effectiveness of the Company’s IPO registration statement on September 24, 2020. As a result, the fair value of the Preferred Stock Tranche Obligation was remeasured as of the date of the amendment and adjusted to its fair value at that time which was deemed to be immaterial. The Preferred Stock Tranche Obligation was remeasured at fair value at each reporting period until its expiration on September 24, 2020 using an option pricing valuation methodology. Due to the low probability of the Preferred Stock Tranche Obligation being settled, the fair value immediately prior to the IPO was immaterial.

The fair value of the Preferred Stock Tranche Obligation includes inputs not observable in the market and thus represents a Level 3 measurement. The option methodology utilized requires inputs based on certain subjective assumptions, including (a) expected stock price volatility, (b) calculation of an expected term, (c) a risk-free interest rate and (d) expected dividends. This approach results in the classification of this security as Level 3 of the fair value hierarchy. The assumptions utilized to fair value the Preferred Stock Tranche Obligation as of December 31, 2019 were (a) expected stock price volatility of 30%, (b) expected term of 0.7 years, (c) a risk-free interest rate of 1.6% and (d) an expectation of no dividends. The change in the fair value for the year ended December 31, 2020 was $2.2 million.

The following table provides a reconciliation of Level 3 liabilities measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

Amount
Fair value as of December 31, 2019	$2,158
Change in fair value and expiration of the preferred stock tranche obligation	(2,158)
Balance as of December 31, 2020	$—

There were no transfers between Levels 1, 2 or 3 for the periods presented.

4. Balance Sheet Components

Prepaid Expenses and Oher Non-current assets

Prepaid expenses and other non-current assets consisted of the following (in thousands):

	December 31,
	2020	2019
Prepaid clinical and research expenses	$—	$1,462
Deferred offering costs	—	894
Deposits	608	58
Total prepaid expenses and other non-current assets	$608	$2,414

Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2020	2019
Manufacturing and laboratory equipment	$2,179	$1,863
Computer hardware	28	28
Office furniture and equipment	28	28
Leasehold improvement	234	—
Construction in progress	611	795
Total property and equipment, at cost	3,080	2,714
Less: accumulated depreciation	(1,134)	(739)
Property and equipment, net	$1,946	$1,975

Depreciation expense for the years ended December 31, 2020 and 2019 was $395,000 and $303,000, respectively.

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Salaries and benefits	$2,302	$2,044
Professional services	425	946
Deferred rent	27	—
Other	374	134
Total other current liabilities	$3,128	$3,124

5. Commitments and Contingencies

We enter into contracts in the normal course of business with CROs for clinical trials and CMOs for clinical supply manufacturing and with vendors for equipment, preclinical research studies, research supplies and other services and products for operating purposes. As of December 31, 2020, these commitments were approximately $7.7 million due within 3 to 15 months. These contracts generally provide for termination on notice of 60 to 90 days, and therefore we believe that our non-cancelable obligations under these agreements are not material.

Operating Lease Agreements

The Company leases a facility in Redwood City, California under an operating lease with a term through August 2021 and in Baltimore, Maryland under an operating lease with a term through June 2023. Rent expense for the years ended December 31, 2020 and 2019 was $732,000 and $696,000, respectively. Future minimum lease payments under the Company’s non–cancelable operating leases as of December 31, 2020 were as follows (in thousands):

Year ended December 31:
2021	$658
2022	403
2023	205
Total future minimum lease payments	$1,266

License Agreements

Johns Hopkins University

In June 2011, the Company entered into an Exclusive License Agreement with Johns Hopkins University, or JHU, which has been amended from time to time, such agreement as amended is referred to as the JHU Agreement. Pursuant to the JHU Agreement, JHU granted the Company an exclusive, worldwide, sublicensable license to three patent families to research, develop, make, use and sell products and provide services in any field, and a non-exclusive license to use specified know-how and materials with a provision that JHU will not grant a license to know how and materials to any other commercial entity. The JHU first patent family describes microparticles with a hydrophobic polymeric core (such as poly(lactic-co-glycolic acid), or PLGA, poly-lactic acid, or PLA, or a combination of both PLGA and PLA) and a hydrophilic coating (such as PLGA permanently linked to polyethylene glycol) to reduce inflammation for intraocular injections and their methods of use, which technology is incorporated into the Company’s GB-102, GB-103 and GB-401 product candidates. The JHU licensed fourth and fifth patent families cover potential future technologies.

In September 2015, the JHU Agreement was amended to include the JHU second patent family which covers sunitinib-encapsulated polymeric microparticles, including GB-102 and GB-103, and their use as therapeutic compositions to treat disorders of the eye. Under the terms of the amended JHU Agreement, the Company paid a one-time, non-refundable upfront fee, with a remaining amount to be paid upon the occurrence of certain events. The Company also agreed to pay an additional one-time, non-refundable fee of $100,000 on the occurrence of the first commercial sale of a product falling under the claims of a patent in the second patent family.

In April 2016, the JHU Agreement was further amended to include a third patent family which discloses a method for reducing neuronal damage in the eye that includes administration of a sustained release formulation of a dual leucine kinase inhibitor in a polymeric particle, and wherein the dual leucine kinase inhibitor may be sunitinib, and thus is relevant to both the Company’s GB-102 and GB-103 product candidates. Under the terms of the amended JHU Agreement, the Company paid a one-time, non-refundable upfront fee, and a milestone payment for the grant of the first patent. The Company also agreed to use its best efforts to develop a licensed product under the third patent family and enter into a Phase I clinical trial on or before April 2019, and to have cumulatively spent several million dollars on research and development within six years of execution of the amendment.

Upon execution of the JHU Agreement in 2011, the Company paid JHU an upfront license fee in the low tens of thousands of dollars and issued to JHU a low single digit percentage of the Company’s equity interests as of such date. The Company also reimbursed JHU for the prosecution and maintenance costs incurred by JHU for the licensed patent rights prior to the Company entering into the JHU Agreement, and the Company is responsible for all of the ongoing costs relating to the prosecution and maintenance of the JHU patent rights licensed to the Company. The Company also agreed to pay minimum annual royalties in the tens of thousands of dollars per year until the first commercial sale of a licensed product or service.

The JHU Agreement further requires single-digit running royalties on the Company’s annual net sales, which may be reduced by 50% of any payments the Company makes to third parties for freedom to operate, up to a maximum credit of 50% of the running royalty rate otherwise due to JHU. Royalties must be paid on products that fall within a patent claim of an issued and unexpired patent or a pending patent application that has not been finally rejected or is pending for less than seven years. The Company also must pay developmental milestones for achieving certain clinical progression events, ranging from tens of thousands to hundreds of thousands dollars per event, which in the aggregate, total less than $2.0 million per product. Under the JHU Agreement, prior to the Kala Agreement renegotiation described below, the Company was responsible for paying each developmental milestone payment for the first three products to achieve such milestone, and milestones for the second and third products are reduced by 50%. The Company further agreed to pay a percentage of any sublicense consideration the Company receives.

The JHU Agreement will remain effective until (i) the later of the expiration date of the last-to-expire patents covered under the JHU Agreement or 20 years from the effective date; (ii) the termination by either party upon the bankruptcy or uncured breach of the other party or (iii) if the Company terminates the JHU Agreement, with a 90-day notification period. The Company may terminate the entire agreement or on a patent by patent basis if desired, subject to the 90-day notification period.

Milestone and royalty expenses under the JHU Agreement are classified as research and development expense and reimbursement of patent-related expenditures are classified as general and administrative expense in the statements of operations. Expense under the JHU Agreement is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$38	$194
General and administrative	165	201
Total JHU Agreement expense	$203	$395

Kala Pharmaceuticals, Inc.

A dispute arose between the Company, JHU and Kala Pharmaceuticals, Inc., or Kala, over rights licensed to the Company and Kala by JHU. In October 2014, the Company entered into a Settlement and License Agreement, or the Kala Agreement, with Kala and JHU, which settled all pending disputes and amended the Company’s and Kala’s existing license agreements with JHU and created new rights and obligations among the parties.

Under the Kala Agreement, each of Kala and the Company provided the other with a royalty-free, exclusive sublicense with respect to certain intellectual property rights granted by JHU in limited fields of use. Specifically, the Company provided Kala with an exclusive sublicense for the use of a particle with specific characteristics for delivery of a biologically active material through mucus, mucin, or a mucosal barrier (provided that such delivery does not involve administration via injection to the eye), or the Kala Field of Use, and Kala provided the Company with an exclusive sublicense to the use of a particle with specific characteristics for delivery of a biologically active material to the eye via injection (excluding such use of any particle comprising or consisting of loteprednol etabonate). Kala also agreed not to use a particle with those specific characteristics that include sunitinib in any technology licensed the Kala Field of Use under the license from the Company or JHU. Neither the Company nor Kala owe JHU any payments under its existing JHU agreement with respect to the sublicenses granted to the other. Both the Company and Kala hold rights to sublicense the Company’s respective rights in connection with a future collaboration arrangement and subject to any such sublicensee being bound by the applicable terms of the Kala Agreement.

Under the Kala Agreement, JHU agreed to a number of financial concessions to both the Company and Kala. The payments under the existing JHU agreements were modified by reducing all milestones and minimum annual royalties by 25%, including the development milestone payments due for the first licensed product; the development milestone payments due for the first license product were each extended by one year; development milestone payments for the second and third licensed products were eliminated; and the commercial milestone payments for the first commercial sale of a licensed product were reduced by 50% in the United States. New sales-based milestones were added for the second and third licensed products. Upon the second licensed product under the JHU Agreement reaching a certain level of sales or receiving sublicense royalty income, the Company is required to pay $100,000 plus the amounts of the eliminated development milestones and reduced first commercial sale milestone. For the third licensed product, on reaching the same level of sales or receiving sublicense royalty income, the Company is required to pay $150,000 plus the amounts of the eliminated development milestones and reduced first commercial sale milestone. In addition, the Company, Kala and JHU released each other from any liability or claims known to Kala and the Company as of the Kala Agreement and arising out of the actions leading to, and related to the subject of, the Kala Agreement.

The Kala Agreement will expire upon the expiration of all the patent rights that are the subject of the agreement. The Company may terminate one or more of the licenses or sublicenses granted to the Company in the Kala Agreement on a country-by-country basis for convenience upon 30 days’ prior written notice to Kala. The Company or Kala may terminate one or more of the sublicenses granted to the other party under the JHU patent rights if the other party, or its employees, officers, directors, agents or representatives, takes certain steps to oppose, attempt to invalidate or prevent the issuance of any of the patent rights directly licensed to the terminating party by JHU.

There have been no expenses under the Kala Agreement in the years ended December 31, 2020 or 2019 and no amounts payable at December 31, 2020 or 2019.

AffaMed Project Limited

In July 2019, the Company entered into a letter agreement with AffaMed Project Limited, or AffaMed, in connection with their purchase of the Company’s Series C convertible preferred stock, or the AffaMed Letter. Under the AffaMed Letter, the Company granted AffaMed a right of first negotiation, or the Option, to exclusively develop, register and commercialize GB-102 solely in the territories of China, Hong Kong, Taiwan, Macau and South Korea. The Option expires upon the earlier of (i) July 31, 2021 and (ii) 60 days after the Company provides top line data from the Phase 2b ALTISSIMO trial for GB-102. If AffaMed does not exercise the Option, the Company will have no further obligation to AffaMed to license rights to GB-102.

The AffaMed Letter provides AffaMed with an initial 30-day period to propose terms for such a license which, if such terms are approved by a majority of the Company’s board of directors (excluding the director originally appointed by AffaMed and who continues to serve on our board), shall lead to a 60-day exclusive negotiation period. During this period of up to 90 days, the Company is prohibited from soliciting, initiating, encouraging or assisting the submission of any other proposal, negotiation or offer for the development, registration and commercialization of GB-102 in China, Hong Kong, Taiwan, Macau or South Korea.

The Company may enter into a license agreement for such services with AffaMed if approved by a majority of the members of the Company’s board of directors excluding the director originally appointed by AffaMed during the exclusive negotiation period. If the Company’s board of directors does not approve AffaMed’s proposed terms under the Option following good faith negotiations and, following a further 10 business day period of discussion if requested by AffaMed, the Company has the right to enter into an alternative license agreement with any third party for such services. If AffaMed does not exercise its Option, the Company has the right to enter into an alternative license agreement with a different party. The AffaMed Letter does not limit the Company’s ability to develop, register and commercialize GB-102 in territories other than China, Hong Kong, Taiwan, Macau and South Korea.

There have been no expenses under the Affamed Letter in the years ended December 31, 2020 or 2019 and no amounts payable at December 31, 2020 or 2019.

Indemnification

The Company, as permitted under Delaware law and in accordance with its certification of incorporation and bylaws and pursuant to indemnification agreements with certain of its officers and directors, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, which the officer or director is or was serving at the Company’s request in such capacity.

The Company enters into certain types of contracts that contingently require the Company to indemnify various parties against claims from third parties. These contracts primarily relate to (i) the Company’s bylaws, under which the Company must indemnify directors and executive officers, and may indemnify other officers and employees, for liabilities arising out of their relationship, (ii) contracts under which the Company must indemnify directors and certain officers and consultants for liabilities arising out of their relationship, and (iii) procurement, service or license agreements under which the Company may be required to indemnify vendors, service providers or licensees for certain claims, including claims that may be brought against them arising from the Company’s acts or omissions with respect to the Company’s products, technology, intellectual property or services.

From time to time, the Company may receive indemnification claims under these contracts in the normal course of business. In the event that one or more of these matters were to result in a claim against the Company, an adverse outcome, including a judgment or settlement, may cause a material adverse effect on the Company’s future business, operating results or financial condition. It is not possible to determine the maximum potential amount potentially payable under these contracts since the Company has no history of prior indemnification claims and the unique facts and circumstances involved in each particular claim will be determinative.

6. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

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

In July 2019, the Company authorized the sale of up to 61,773,000 shares of its Series C convertible preferred stock, or Series C, at a price of $1.4693 per share, or Series C Financing. In July and August 2019, the Company issued 37,432,787 shares of Series C for aggregate gross proceeds of $55.0 million. In connection with this financing, certain purchasers of the Series C had the option to purchase up to an additional 17,014,902 shares of Series C at a price per share of $1.4693 for a period of up to 30 days after the Company notified them of the three-month readout from the Phase 2a clinical trial of GB-102 in patients with macular edema secondary to diabetic macular edema and retinal vein occlusion, or the Preferred Stock Tranche Obligation. The Company concluded that the Preferred Stock Tranche Obligation met the definition of a freestanding financial instrument, as the rights were legally detachable and separately exercisable from the Series C. Therefore, the Company allocated the proceeds received from the issuance of shares under the Series C Preferred Stock Purchase Agreement between the Preferred Stock Tranche Obligation and the Series C. The fair value of the Preferred Stock Tranche Obligation of $2.2 million on issuance was allocated from the $55.0 million proceeds of the Series C Financing and is classified as a current liability on the balance sheet as of December 31, 2019, as the Series C would become redeemable upon a deemed liquidation event, the occurrence of which was not within the Company’s control.

In September 2020, the board of directors and the Series C investors amended the Series C stock purchase agreement such that the Preferred Stock Tranche Obligation was no longer exercisable and expired upon the effectiveness of the Company’s IPO registration statement.  As a result, the liability for the Preferred Stock Tranche Obligation was permanently eliminated as of September 24, 2020.

Prior to the completion of the IPO on September 24, 2020, all of the outstanding shares of convertible preferred stock automatically converted into 13,085,913 shares of common stock. Subsequent to the closing of the IPO on September 29, 2020, there were no shares of convertible preferred stock outstanding.

The rights and preferences and privileges of convertible preferred stock are described below:

Dividend Rights

The holders of Series C Preferred, in preference to holders of Series B Preferred, Series A-2 Preferred, Series A Preferred and common stock, are entitled to receive cumulative dividends on each outstanding share payable when declared by the board of directors of $0.117544 per share. After payment of such dividends on the Series C Preferred, the holders of Series B Preferred, in preference to holders of Series A-2 Preferred, Series A Preferred and common stock, are entitled to receive cumulative dividends on each outstanding share payable when declared by the board of directors of $0.06937 per share. After payment of such dividends on the Series B Preferred, the holders of Series A-2 Preferred, in preference to the holders of Series A Preferred and common stock, are entitled to receive non-cumulative dividends on each outstanding share payable when declared by the board of directors of $0.06034 per share. After payment of such dividends on the Series A-2 Preferred, the holders of Series A Preferred, in preference to the holders of common stock, are entitled to receive non-cumulative dividends on each outstanding share payable when declared by the board of directors of $0.08 per share. The board of directors has not declared any dividends to-date.

Conversion Rights

Each share of convertible preferred stock is convertible at the option of the holder, at any time after the date of issuance, into a fully paid and non-assessable share of common stock. Each share of convertible preferred stock is convertible into that number of common shares as is determined by dividing the applicable original purchase price of such share by the applicable conversion price. The conversion rate is subject to adjustment upon the occurrence of certain events. The conversion rates for the Series C Preferred, Series B Preferred and Series A-2 Preferred is 9.0058:1 and for the Series A Preferred is 8.8527:1.

All shares of the convertible preferred stock automatically convert upon the closing of a firm commitment underwritten initial public offering of common stock, in which the price per share is at least $14.56 per share, subject to adjustment, resulting in gross proceeds of at least $40.0 million. The conversion price for each series of convertible preferred stock is subject to adjustment in the event of stock split, combination, common stock dividend or distribution, reclassification, exchange, substitution, reorganization, and certain antidilution adjustments.

Liquidation Rights

In the event of any liquidation, dissolution, or winding up of the Company or a deemed liquidation event, the holders of Series C Preferred are entitled to receive, prior to any distribution made to any other class of security, an amount equal to $1.4693 per share, plus any dividends accrued and declared but unpaid. Upon distribution to holders of Series C Preferred, the holders of Series B Preferred are entitled to receive, prior to distribution to holders of Series A-2 Preferred, Series A Preferred and common stock, an amount equal to $0.991 per share, plus any dividends accrued and declared but unpaid. Upon distribution to holders of Series C Preferred and Series B Preferred, the holders of Series A-2 Preferred are entitled to receive, prior to distribution to holders of Series A Preferred and common stock, an amount equal to $0.862 per share, plus any dividends declared but unpaid. Upon distributions to the holders of Series C Preferred, Series B Preferred and Series A-2 Preferred, the holders of Series A Preferred are entitled to receive, prior to any distribution or payment to the holders of common stock, an amount equal to $1.00 per share, plus any dividends declared but unpaid. Upon the completion of the distribution to the holders of Series C Preferred, Series B Preferred, Series A-2 Preferred and Series A Preferred, any remaining assets available for distribution will be distributed among the holders of the shares of Series C Preferred, Series B Preferred, Series A-2 Preferred, Series A Preferred and common stock, on a pro rata basis on the number of shares held by each such holder, treating each share as if they had been converted to common stock immediately prior to such liquidation, dissolution or winding up of the Company.

Voting Rights

Each share of Series A Preferred has voting rights equal to the number of common shares into which the Series A Preferred can be converted. Shares of Series A-2 Preferred, Series B Preferred and Series C Preferred do not have voting rights.

The holders of Series C Preferred are entitled to elect one director of the Company; the holders of Series B Preferred are entitled to elect three directors of the Company; the holders of Series A-2 Preferred, are entitled to elect one director; the holders of common stock are entitled to elect one director; and holders of common stock and any other class or series of voting stock, exclusively and voting together as a single class on an as-converted basis, are entitled to elect one director. Holders of Series A Preferred are not entitled to a director of the Company.

Redemption Rights

Shares of Series C Preferred, Series B Preferred and Series A-2 Preferred may be redeemed at the greater of the fair market value or the original issue price for the applicable series of convertible preferred stock plus any dividends accrued but unpaid with respect to the Series C Preferred and the Series B Preferred and any dividend declared by unpaid with respect to the Series A-2 Preferred. A redemption will occur upon a written request from the holders of a majority of the then outstanding shares of Series C Preferred, voting exclusively as a separate series, and the holders of a majority of the Series B Preferred and Series A-2 Preferred, voting together on an as-converted basis, which request can be made at any time after July 2024.

Cumulative dividends and accretion of discount on Series A-2 Preferred, Series B Preferred and Series C Preferred, together the Contingently Redeemable Preferred, is not recorded until the Contingently Redeemable Preferred is probable of becoming redeemable. As of December 31, 2019, the Company has determined that the Contingently Redeemable Preferred are not currently probable of becoming redeemable and, as such, the cumulative dividend and accretion of discount on the Contingently Redeemable Preferred has not been recorded.

7. Stock-Based Compensation

2020 Equity Incentive Plan

In August 2020, the Company’s board of directors and stockholders adopted the Company’s 2020 Equity Incentive Plan, or the 2020 Plan, that became effective in connection with the IPO, and serves as the successor to the Company’s 2015 Stock Incentive Plan, or the 2015 Plan. The Company’s 2020 Plan authorizes the award of stock options, restricted stock units, or RSUs, restricted stock awards, or RSAs, stock appreciation rights, or SARs, performance awards and stock bonus awards. The Company initially reserved 1,850,000 shares of its common stock, plus any reserved shares not issued or subject to outstanding grants under the 2015 Plan on the effective date of the 2020 Plan, for issuance pursuant to awards granted under the 2020 Plan. The aggregate number of shares reserved for sale under the 2020 Plan will increase automatically on each January 1st of 2021 through 2030 by the number of shares equal to the lesser of 5% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors.

In conjunction with adopting the 2020 Plan, the Company may not grant any additional stock-based awards under the 2015 Plan, and any shares available for issuance under the 2015 Plan were added to the shares reserved under the 2020 Plan. The 2015 Plan will continue to govern outstanding stock-based awards granted thereunder. As of December 31, 2020, there were 1,686,158 shares available for issuance under the 2020 Plan.

2020 Employee Stock Purchase Plan

In August 2020, the Company’s board of directors and stockholders adopted the Company’s 2020 Employee Stock Purchase Plan, or the ESPP, that became effective in connection with the IPO, in order to enable eligible employees to purchase shares of the Company’s common stock with accumulated payroll deductions. The Company’s ESPP is intended to qualify under Section 423 of the Internal Revenue Code. The Company has initially reserved 210,000 shares of its common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the Company’s ESPP will increase automatically on January 1st of each of the first ten calendar years after the first offering date under the ESPP by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a number of shares as may be determined by the Company’s board of directors in any particular year. The aggregate number of shares issued over the term of the ESPP, subject to stock-splits, recapitalizations or similar events, may not exceed 2,100,000 shares of the Company’s common stock.

Stock Option Activity

The following summarizes stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)	(In thousands)
Outstanding—December 31, 2019	2,117,106	$2.52	8.7	$2,825
Granted	1,098,542	$16.88
Exercised	(53,134)	$1.47
Forfeited and Canceled	(406,412)	$2.38
Outstanding—December 31, 2020	2,756,102	$8.28	8.6	$57,090
Options Exercisable—December 31, 2020	1,925,666	$3.00	8.1	$50,109

At December 31, 2019, the aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock on the same date. At December 31, 2020, the aggregate intrinsic value of options granted is calculated as the difference between the exercise price and the closing price on the same date. The aggregate intrinsic value of options exercised in the years ended December 31, 2020 and 2019 was $113,000 and $157,000, respectively.

The aggregate fair value of options that vested during the years ended December 31, 2020 and 2019 was $1.4 million and $659,000, respectively. The weighted-average grant-date fair value per share of options that vested during the years ended December 31, 2020 and 2019 was $2.43 and $1.44, respectively.

Restricted Stock Units

During the year ended December 31, 2020, the Company issued 80,000 RSUs under the 2020 Plan. The weighted-average grant-date fair value per share of the RSUs was $16.50. As of December 31, 2020, none of the RSUs had vested or forfeited.

Fair Value of Stock Option Awards

The Company estimates the fair value of stock option awards on the grant date using Black-Scholes. The weighted-average grant date fair value per option granted during the years ended December 31, 2020 and 2019 was $11.90 and $2.16, respectively. The fair value of each award is estimated using Black-Scholes based on the following assumptions:

	Year Ended December 31,
	2020	2019
Expected term (years)	5.0-6.1	5.1-6.1
Expected volatility	85%	80%
Risk-free interest rate	0.25%-0.53%	1.8%-2.5%
Expected dividend	—	—

Black-Scholes requires the use of subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

Expected Term: The expected term represents the period that options are expected to be outstanding and is determined using the simplified method, based on the mid-point between the vesting date and the end of the contractual term.

Expected Volatility: The expected volatility is estimated based on the average volatility for comparable publicly-traded biopharmaceutical companies over a period equal to the expected term of the stock option grants as the Company does not yet have sufficient historical trading history for its own stock. The comparable companies are chosen based on their similarities to the Company, including life cycle stage, therapeutic focus and size. The Company will continue to apply this method until a sufficient amount of historical information over a period equal to the expected term of the stock-based awards becomes available.

Risk-free Interest Rate. The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the stock option grants.

Expected Dividend: The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

Stock-Based Compensation Expense

Stock-based compensation expense is classified as follows (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$390	$215
General and administrative	1,398	523
Total stock-based compensation expense	$1,788	$738

As of December 31, 2020, the total unrecognized stock-based compensation expense related to outstanding unvested stock awards that are expected to vest was $15.0 million, which the Company expects to recognize over an estimated weighted-average term of 3.5 years.

During the year ended December 31, 2019, the Company accelerated the vesting of 61,812 unvested stock options and extended the exercise period related to the awards. The modification resulted in additional stock-based compensation of $128,000.

8. Income Taxes

The Company has incurred net operating losses for all the periods presented. The Company has not reflected the benefit of any such net operating loss carryforwards in the accompanying financial statements.

The effective tax rate for the years ended December 31, 2020 and 2019 is different from the federal statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income. The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019
Income tax benefit at the federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	3.2	1.1
Research and development tax credits	1.3	2.8
Other	(0.6)	(0.3)
Mark to market gain/loss	1.7	—
Change in valuation allowance	(26.6)	(24.6)
Total	—%	—%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s net deferred tax assets consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets
Federal and state net operating loss carryforwards	$27,567	$21,262
Research and development tax credits	4,887	4,140
Other	748	488
Gross deferred tax assets	33,202	25,890
Less: valuation allowance	(33,141)	(25,841)
Total deferred tax assets	61	49
Deferred tax liabilities
Depreciation	(61)	(49)
Total deferred tax liabilities	(61)	(49)
Net deferred tax assets	$—	$—

The Company has incurred annual net operating losses in each year since inception. The Company has not reflected the benefit of any such net operating loss carryforwards in the financial statements. Due to the Company’s history of losses, and lack of other positive evidence, the Company has determined that it is more likely than not that its net deferred tax assets will not be realized and, therefore, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2020 and 2019. The Company increased its valuation allowance by $7.3 million for the year ended December 31, 2020 in order to maintain a full valuation allowance against its deferred tax assets.

As of December 31, 2020, the Company had federal net operating loss carryforwards, or NOLs, of $125.4 million and federal tax credits of $5.4 million available to offset tax liabilities. The Company’s federal NOLs and federal tax credit carryforwards begin to expire in 2035 and 2036, respectively. Of the federal NOLs, $91.3 million have an indefinite life. The Company also had gross state NOLs of $20.2 million and state tax credits of $1.8 million which are available to offset state tax liabilities. The state NOLs expire in 2036 and the state tax credit carryforwards can be carried forward indefinitely. Federal and state NOLs and tax credit carryforwards are also subject to annual limitations in the event that cumulative changes in the ownership interests of significant stockholders exceed 50% over a three-year period, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986. The Company has not completed an analysis to determine if the NOLs and tax credits are limited due to a change in ownership. Should there be ownership changes that occurred, the Company’s ability to utilize existing carryforwards could be substantially restricted.

The Company determines its uncertain tax positions based on whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be sustained upon examination by the relevant income tax authorities.

A reconciliation of the unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Balance—beginning of year	$1,406	$873
Addition based on tax position related to current year	406	533
Addition based on tax position related to prior year	169	—
Balance—end of year	$1,981	$1,406

The unrecognized tax benefits, if recognized, would not have an impact on the Company’s effective tax rate assuming the Company continues to maintain a full valuation allowance position. Based on prior year’s operations and experience, the Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the next year for unexpected or unusual items for items that arise in the ordinary course of business.

The Company files income tax returns in the U.S., California, Florida, Illinois, Indiana, Maryland, Massachusetts and Texas. Due to net operating loss carryforwards, all years remain open for income tax examination, however, the Company is not currently under examination by any taxing authority for any open tax year.

9. Employee Retirement Plan

The Company maintains a 401(k) retirement savings plan, or 401(k) Plan. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable by the IRS. The Company did not make any contributions to the 401(k) Plan on behalf of its employees in the years ended December 31, 2020 or 2019.

10. Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per common share is calculated as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2020	2019
Net loss	$(27,531)	$(37,037)
Cumulative dividends on convertible preferred stock	(7,189)	(7,055)
Net loss attributable to common stockholders	$(34,720)	$(44,092)
Net loss per common share—basic and diluted	$(5.25)	$(33.41)
Weighted-average number of shares used in computing net loss per common share—basic and diluted	6,618,445	1,319,912

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of December 31,
	2020	2019
Convertible preferred stock	—	117,809,883
Stock options to purchase common stock	2,756,102	2,117,106
Restricted stock awards	80,000	—
Warrants to purchase common stock	27,759	27,759

Under the Series C Financing, up to 17,014,902 shares of convertible preferred stock could have been contingently issued upon achievement of certain development milestones. However, in September 2020, the board of directors and the Series C investors amended the Series C stock purchase agreement such that the Preferred Stock Tranche Obligation was no longer exercisable and expired upon the effectiveness of the Company’s IPO registration statement.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial Officer and Principal Accounting Officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Principal Executive Officer, Principal Accounting Officer, and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. We will be required, under Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10‑K for the year ending December 31, 2021. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The SEC defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be detected or prevented on a timely basis.

In accordance with the provisions of the Sarbanes-Oxley Act, neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting during any period included in this annual report.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements

Information in response to this Item is included in Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits:

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

3.1	Restated Certificate of Incorporation of Graybug Vision, Inc.	10-Q	001-39538	11/12/2020	3.1

3.2	Restated Bylaws of Graybug Vision, Inc.	10-Q	001-39538	11/12/2020	3.2

4.1	Form of Common Stock Certificate.	S-1/A	333-248611	9/21/2020	4.1

4.2	Amended and Restated Investors’ Rights Agreement, dated July 31, 2019, by and among the Registrant and certain of its stockholders.	S-1	333-248611	9/4/2020	4.2

4.3	Warrant to Purchase Common Stock, dated December 11, 2019, by and between the Registrant and SG DAN Equity Holdings, LLC.	S-1	333-248611	9/4/2020	4.3

4.4	Description of Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934.					X

10.1*	Form of Indemnification Agreement.	S-1	333-248611	9/4/2020	10.1

10.2*	2020 Equity Incentive Plan and forms of award agreements.	S-1/A	333-248611	9/21/2020	10.3

10.3*	2020 Employee Stock Purchase Plan and forms of award agreements.	S-1/A	333-248611	9/21/2020	10.4

10.4*	2015 Stock Incentive Plan, as amended, and forms of award agreements thereunder.	S-1	333-248611	9/4/2020	10.2

10.5*	Employment Agreement, effective as of February 1, 2019, by and between the Registrant and Frederic Guerard.	S-1	333-248611	9/4/2020	10.6

10.6*	Offer Letter, effective as of May 7, 2020, by and between the Registrant and Parisa Zamiri.	S-1	333-248611	9/4/2020	10.8

10.7*	Offer Letter, effective as of September 4, 2020, by and between the Registrant and Robert S. Breuil.	S-1	333-248611	9/4/2020	10.9

10.8*	Change in Control and Severance Policy.	S-1	333-248611	9/4/2020	10.11

10.9	Office Lease, dated May 17, 2016, by and between the Registrant and Hudson Shorebreeze, LLC, as amended by that certain First Amendment, dated April 1, 2019.	S-1	333-248611	9/4/2020	10.12

10.10	Lease, dated October 8, 2019, by and between the Registrant and Ventas Beckley, LLC, as amended by that certain First Amendment to Lease, dated December 5, 2019, and that certain Second Amendment to Lease, dated June 26, 2020.	S-1	333-248611	9/4/2020	10.13

10.11†	Exclusive License Agreement, dated June 23, 2011, by and between the Registrant and Johns Hopkins University School of Medicine, as amended.	S-1	333-248611	9/4/2020	10.14

10.12†	Settlement and License Agreement, dated October 24, 2014, by and among the Registrant, Johns Hopkins University School of Medicine, and Kala Pharmaceuticals, Inc.	S-1	333-248611	9/4/2020	10.15

10.13	Letter Agreement, dated July 31, 2019, by and between the Registrant and AffaMed Project Limited.	S-1	333-248611	9/4/2020	10.16

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
23.1	Consent of Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
†	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.
*	Indicates a management contract or compensatory plan or arrangement.
**

This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAYBUG VISION, INC.

Date: March 5, 2021	By:	/s/ Frederic Guerard
Frederic Guerard, Pharm.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Frederic Guerard
Frederic Guerard, Pharm.D.	Chief Executive Officer (Principal Executive Officer)	March 5, 2021
/s/ Robert S. Breuil
Robert S. Breuil	Chief Financial Officer (Principal Accounting and Financial Officer)	March 5, 2021
/s/ Christina Ackermann Christina Ackermann	Director	March 5, 2021

/s/ Eric Bjerkholt Eric Bjerkholt	Director	March 5, 2021

/s/ Gerald Cagle Gerald Cagle, Ph.D.	Director	March 5, 2021

/s/ Julie Eastland Julie Eastland	Director	March 5, 2021

/s/ Hansoo Michael Keyoung Hansoo Michael Keyoung, M.D., Ph.D.	Director	March 5, 2021

/s/ Christy Shaffer Christy Shaffer, Ph.D.	Chairperson, Director	March 5, 2021