Form 10-Q
period 2021-03-31
GRAYBUG VISION, INC.
filed 2021-05-14
CIK 1534133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of the Registrant’s common stock outstanding as of May 10, 2021 was 21,055,944.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Graybug” and the “Company” refer to Graybug Vision, Inc. This report contains references to trademarks belonging to other entities, which are the property of their respective holders. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of present and historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective products, planned preclinical studies and clinical trials, regulatory approvals, research and development costs, and timing and likelihood of success, as well as plans and objectives of management for future operations, may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A “Risk Factors.” These risks and uncertainties include, but are not limited to:

•	our ongoing clinical trial of GB-102 and our planned clinical trials of GB-401;
•	our ability to identify and secure partner funding of further clinical trials of GB-102;
•	the success, cost and timing of our development activities, preclinical studies and clinical trials;
•	the translation of our preclinical results and data and early clinical trial results into future clinical trials in humans;
•	the effects of the ongoing COVID-19 pandemic, and the corresponding responses of businesses and governments, on our business and financial results;
•	the timing or likelihood of regulatory filings and approvals;
•	our ability to receive the required regulatory approvals to market and sell our products in the United States and other countries;
•	our ability to develop sales and marketing capabilities;
•	the rate and degree of market acceptance of any products we are able to commercialize;
•	the effects of increased competition as well as innovations by new and existing competitors in our market;
•	our ability to obtain funding for our operations;
•	our ability to establish and maintain collaborations;
•	our ability to effectively manage our anticipated growth;
•	our ability to maintain, protect and enhance our intellectual property rights and proprietary technologies;
•	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
•	costs associated with defending intellectual property infringement, product liability and other claims;
•	regulatory developments in the United States and other foreign countries;
•	our ability to attract and retain qualified employees;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and
•	statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and stock performance.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GRAYBUG VISION, INC.

Condensed Balance Sheets

(in thousands)

	March 31, 2021	December 31, 2020
	(unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$10,589	$33,418
Short-term investments	75,099	61,615
Prepaid expenses and other current assets	3,133	4,207
Total current assets	88,821	99,240
Property and equipment, net	2,002	1,946
Prepaid expenses and other non-current assets	29	608
Total assets	$90,852	$101,794
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,956	$2,513
Accrued research and development	2,097	1,356
Other current liabilities	2,225	3,128
Total current liabilities	6,278	6,997
Deferred rent, long term portion	12	11
Total liabilities	6,290	7,008
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	229,376	228,155
Accumulated deficit	(144,816)	(133,367)
Accumulated other comprehensive loss	—	(4)
Total stockholders’ equity	84,562	94,786
Total liabilities and stockholders’ equity	$90,852	$101,794

See accompanying notes to unaudited condensed financial statements.

GRAYBUG VISION, INC.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$6,448	$6,085
General and administrative	5,040	1,711
Total operating expenses	11,488	7,796
Loss from operations	(11,488)	(7,796)
Interest income	39	108
Change in fair value of preferred stock tranche obligation	—	(106)
Net loss	(11,449)	(7,794)
Cumulative dividends on convertible preferred stock	—	(1,299)
Net loss attributable to common stockholders	$(11,449)	$(9,093)
Net loss per common share—basic and diluted	$(0.54)	$(6.61)
Weighted-average number of shares outstanding used in computing net loss per common share—basic and diluted	21,020,378	1,375,177

See accompanying notes to unaudited condensed financial statements.

GRAYBUG VISION, INC.

Condensed Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(11,449)	$(7,794)
Unrealized gain (loss) on available-for-sale securities, net of tax	4	(3)
Comprehensive loss	$(11,445)	$(7,797)

See accompanying notes to unaudited condensed financial statements.

GRAYBUG VISION, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31, 2020	—	$—	20,979,265	$2	$228,155	$(133,367)	$(4)	$94,786
Stock issued on exercise of stock options	—	—	76,679	—	92	—	—	92
Stock-based compensation expense	—	—	—	—	1,129	—	—	1,129
Net loss	—	—	—	—	—	(11,449)	—	(11,449)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	4	4
Balance—March 31, 2021	—	$—	21,055,944	$2	$229,376	$(144,816)	$—	$84,562

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance—December 31, 2019	117,809,883	$131,363	1,371,467	$—	$2,879	$(105,836)	$3	$(102,954)
Stock issued on exercise of stock options	—	—	5,446	—	11	—	—	11
Stock-based compensation expense	—	—	—	—	226	—	—	226
Net loss	—	—	—	—	—	(7,794)	—	(7,794)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(3)	(3)
Balance—March 31, 2020	117,809,883	$131,363	1,376,913	$—	$3,116	$(113,630)	$—	$(110,514)

See accompanying notes to unaudited condensed financial statements.

GRAYBUG VISION, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(11,449)	$(7,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,129	226
Depreciation	118	93
Change in fair value of preferred stock tranche obligation	—	106
Accretion of premium and discounts on short-term investments	40	(16)
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	1,654	201
Accounts payable	(508)	(380)
Accrued research and development	741	(1,425)
Other current and non-current liabilities	(989)	(1,722)
Net cash used in operating activities	(9,264)	(10,711)
Investing activities:
Purchases of property and equipment	(136)	(147)
Purchases of short-term investments	(21,521)	—
Maturity of short-term investments	8,000	17,000
Net cash (used in) provided by investing activities	(13,657)	16,853
Financing activities:
Proceeds from exercise of stock options	92	11
Payment of offering costs	—	(851)
Net cash provided by (used in) financing activities	92	(840)
Net (decrease) increase in cash and cash equivalents	(22,829)	5,302
Cash and cash equivalents at beginning of period	33,418	15,870
Cash and cash equivalents at end of period	$10,589	$21,172
Supplemental disclosure of noncash items:
Deferred offering costs included in accounts payable and other current liabilities	$—	$500
Property and equipment purchases included in accounts payable and other current liabilities	$87	$7

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

Initial Public Offering

On September 29, 2020, the Company completed its initial public offering, or IPO, and issued and sold an aggregate of 6,468,750 shares of common stock (inclusive of 843,750 shares issued and sold pursuant to the exercise of the underwriters’ option to purchase additional shares on October 22, 2020) at a price of $16.00 per share for net proceeds of $92.0 million, after deducting underwriting discounts, commissions and offering expenses. Prior to the completion of the IPO, all 117,809,883 shares of convertible preferred stock then outstanding were converted into 13,085,913 shares of common stock.

Reverse Stock Split

On September 18, 2020, the Company effected a 9.0058:1 reverse stock split of its issued and outstanding common stock. Upon the effectiveness of the reverse stock split, (i) all shares of outstanding common stock were adjusted; (ii) the conversion prices of the convertible preferred stock were adjusted; (iii) the number of shares of common stock for which each outstanding option and warrant to purchase common stock is exercisable were adjusted; and (iv) the exercise price of each outstanding option and warrant to purchase common stock was adjusted. All of the outstanding common stock share numbers (including shares of common stock subject to the Company’s options, warrants and as-converted for the outstanding convertible preferred stock), share prices, exercise prices and per share amounts contained in the condensed financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented. The par value per share and the authorized number of shares of common stock were not adjusted as a result of the reverse stock split.

Going Concern Considerations

The Company incurred losses from operations and had negative cash flows from operating activities for the three months ended March 31, 2021, and the Company’s accumulated deficit at March 31, 2021 was $144.8 million. The Company’s current operating plan indicates it will continue to incur losses from operations and generate negative cash flows from operating activities, given ongoing expenditures related to extensive research and development and the Company’s lack of revenue-generating activities at this point in the Company’s life cycle. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Based upon the Company’s current operating plan, the Company believes its existing cash, cash equivalents and short-term investments will enable the Company to fund its operating expenses and capital expenditure requirements in excess of 12 months from the issuance date of these financial statements. The Company bases this estimate on assumptions that may prove to be wrong, and it could utilize the available capital resources sooner than it currently expects. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations and ultimately achieve profitable operations. The Company bases the sufficiency of its existing cash, cash equivalents and short-term investments to fund its operations on the current period re-forecast of the Company’s projected cash burn rate following the Company’s decision to pause its Phase 3 clinical trial for GB-102.

In March 2021, the Company determined not to proceed with the significant investment required to initiate two Phase 3 clinical trials for GB-102 in late 2021. As a result, management now believes that the Company’s current cash, cash equivalents and short-term investments are adequate to meet its needs for the next 12 months from issuance, and the Company will seek to raise additional funds in order to further advance its research and development programs, operate its business and meet its obligations as they come due. The Company is pursuing financing alternatives, similar to what the Company has previously executed, which include equity financing. Such sources of capital may not, however, be available to the Company in the necessary time frame, in the amounts that the Company requires, on terms that are acceptable to the Company, or at all. If the Company is unable to raise the necessary funds when needed or reduce spending on currently planned activities, it may not be able to continue the development of its products or the Company could be required to delay, scale back, or eliminate some or all of its research and development programs and other operations and will materially harm its business, financial position and results of operations.

COVID-19 Pandemic

The impact of the worldwide spread of a novel strain of coronavirus (“COVID-19”) has been unprecedented and unpredictable, but based on the Company’s current assessment, the Company does not expect any material impact on its long-term strategic plans, operations and its liquidity due to the worldwide spread of COVID-19. However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world and its assessment of the impact of COVID-19 may change.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements contained in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, and, therefore, certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been omitted.

In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for the full year. The condensed balance sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 5, 2021.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to accrued research and development expenses, other long-lived assets, stock-based compensation and the valuation of deferred tax assets.

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

Related Party Transactions

In August 2019, the Company engaged a consulting firm managed by the then-acting chief financial officer of the Company for professional services related to finance and other administrative functions. For the three months ended March 31, 2020, the costs incurred under this arrangement totaled $327,000. These costs were recorded as general and administrative expense in the accompanying condensed statements of operations. The Company terminated its relationship with this entity in September 2020.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$9,810	—	—	$9,810
Total cash equivalents	9,810	—	—	9,810
Short-term investments:
Corporate debt securities	—	9,034	—	9,034
Commercial paper	—	64,044	—	64,044
U.S. Treasury notes	—	2,021	—	2,021
Total short-term investments	—	75,099	—	75,099
Total assets measured at fair value	$9,810	$75,099	$—	$84,909

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$15,677	$—	$—	$15,677
Corporate debt securities	—	2,500	—	2,500
Commercial paper	—	13,499	—	13,499
Total cash equivalents	15,677	15,999	—	31,676
Short-term investments:
Corporate debt securities	—	11,588	—	11,588
Commercial paper	—	50,027	—	50,027
Total short-term investments	—	61,615	—	61,615
Total assets measured at fair value	$15,677	$77,614	$—	$93,291

The following tables present information as to cost, unrealized gains and losses and fair value determination of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$9,810	$—	$—	$9,810
Total cash equivalents	9,810	—	—	9,810
Short-term investments:
Corporate debt securities	9,037	—	(3)	9,034
Commercial paper	64,041	5	(2)	64,044
U.S. Treasury notes	2,021	—	—	2,021
Total short-term investments	75,099	5	(5)	75,099
Total assets measured at fair value	$84,909	$5	$(5)	$84,909

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$15,677	$—	$—	$15,677
Corporate debt securities	2,502	—	(2)	2,500
Commercial paper	13,498	1	—	13,499
Total cash equivalents	31,677	1	(2)	31,676
Short-term investments:
Corporate debt securities	11,588	1	(1)	11,588
Commercial paper	50,030	2	(5)	50,027
Total short-term investments	61,618	3	(6)	61,615
Total assets measured at fair value	$93,295	$4	$(8)	$93,291

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

As of March 31, 2021 and December 31, 2020, the contractual maturities of all available-for-sale investments were less than 12 months. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. All investments with unrealized losses have been in a loss position for less than 12 months. As a result, the Company did not recognize any other-than-temporary impairment losses as of March 31, 2021 and December 31, 2020.

There were no transfers between Levels 1, 2 or 3 for the periods presented.

4. Balance Sheet Components

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Salaries and benefits	$1,281	$2,302
Professional services	450	425
Deferred rent	19	27
Other	475	374
Total other current liabilities	$2,225	$3,128

5. Commitments and Contingencies

The Company enters into contracts in the normal course of business with contract research organizations, or CROs, for clinical trials and contract manufacturing organizations, or CMOs, for clinical supply manufacturing and with vendors for equipment, preclinical research studies, research supplies and other services and products for operating purposes. As of March 31, 2021, these commitments were approximately $3.1 million due within three to 12 months. These contracts generally provide for termination on notice of 60 to 90 days. During the three months ended March 31, 2021, the Company terminated several contracts with its equipment vendors and CMOs. The termination of these contracts resulted in the cancelation of commitments totaling $3.7 million that were disclosed as of December 31, 2020. From this amount, the Company recognized $2.2 million in expenses in the Company’s statement of operations for the write-off of $1.3 million in equipment deposits and $900,000 in other commitments and cancellation fees. As of March 31, 2021, $561,000 in unpaid cancellation and other related costs are classified as accrued research and development on the balance sheet.

Operating Lease Agreements

The Company leases a facility in Redwood City, California, under an operating lease with a term through August 2021 and in Baltimore, Maryland, under an operating lease with a term through June 2023. Rent expense for the three months ended March 31, 2021 and 2020 was $189,000 and $176,000, respectively. Future minimum lease payments under the Company’s non–cancelable operating leases as of March 31, 2021 were as follows (in thousands):

Year ended December 31:
2021 (remaining nine months)	$462
2022	403
2023	205
Total future minimum lease payments	$1,070

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2021, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

6. Preferred Stock Tranche Obligation

In July 2019, the Company authorized the sale of up to 61,773,000 shares of its Series C Convertible Preferred Stock, or Series C, at a price of $1.4693 per share, or Series C Financing. In July and August 2019, the Company issued 37,432,787 shares of Series C for aggregate gross proceeds of $55.0 million. In connection with this financing, certain purchasers of the Series C had the option to purchase up to an additional 17,014,902 shares of Series C at a price per share of $1.4693 for a period of up to 30 days after the Company notified them of the three-month readout from the Phase 2a clinical trial of GB-102 in patients with macular edema secondary to diabetic macular edema and retinal vein occlusion, or the Preferred Stock Tranche Obligation. The Company concluded that the Preferred Stock Tranche Obligation met the definition of a freestanding financial instrument, as the rights were legally detachable and separately exercisable from the Series C. Therefore, the Company allocated the proceeds received from the issuance of shares under the Series C Preferred Stock Purchase Agreement between the Preferred Stock Tranche Obligation and the Series C. The fair value of the Preferred Stock Tranche Obligation of $2.2 million on issuance was allocated from the $55.0 million proceeds of the Series C Financing and classified as a current liability on the balance sheet as the Series C would become redeemable upon a deemed liquidation event, the occurrence of which was not within the Company’s control. The Preferred Stock Tranche Obligation was remeasured at fair value at each reporting period using an option pricing valuation methodology. For the three months ended March 31, 2020, the Company recognized a loss on change in fair value of preferred stock tranche obligation of $106,000.

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

7. Stock-Based Compensation

2020 Equity Incentive Plan

In August 2020, the Company’s board of directors and stockholders adopted the Company’s 2020 Equity Incentive Plan, or the 2020 Plan, that became effective in connection with the IPO, and serves as the successor to the Company’s 2015 Stock Incentive Plan, or the 2015 Plan. The Company’s 2020 Plan authorizes the award of stock options, restricted stock units, or RSUs, restricted stock awards, or RSAs, stock appreciation rights, or SARs, performance awards and stock bonus awards. In March 2021, the Company increased the aggregate number of shares reserved for issuance by an additional 1,048,963 shares pursuant to the 2020 Plan. As of March 31, 2021, there were 2,762,909 shares available for issuance under the 2020 Plan.

2020 Employee Stock Purchase Plan

In August 2020 the Company’s board of directors and stockholders adopted the Company’s 2020 Employee Stock Purchase Plan, or the ESPP, that became effective in connection with the IPO, in order to enable eligible employees to purchase shares of the Company’s common stock with accumulated payroll deductions. As of March 31, 2021, there were 210,000 shares available for issuance under the ESPP. There have been no employee withholdings for the purchase of shares under the plan as of March 31, 2021.

Restricted Stock Units

During the year ended December 31, 2020, the Company issued 80,000 RSUs under the 2020 Plan. The weighted-average grant-date fair value per share of the RSUs was $16.50. As of March 31, 2021, none of the RSUs had vested or forfeited.

Stock-Based Compensation Expense

Stock-based compensation expense recognized for options and RSUs granted was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$257	$75
General and administrative	872	151
Total stock-based compensation expense	$1,129	$226

As of March 31, 2021, the total unrecognized stock-based compensation expense related to outstanding unvested stock awards that are expected to vest was $13.4 million, which the Company expects to recognize over an estimated weighted-average term of 3.3 years.

8. Income Taxes

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2021 and 2020. As of March 31, 2021 and 2020, respectively, the Company continues to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative net losses.

9. Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per common share is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Net loss	$(11,449)	$(7,794)
Cumulative dividends on convertible preferred stock	—	(1,299)
Net loss attributable to common stockholders	$(11,449)	$(9,093)
Net loss per common share—basic and diluted	$(0.54)	$(6.61)
Weighted-average number of shares used in computing net loss per common share—basic and diluted	21,020,378	1,375,177

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of March 31,
	2021	2020
Convertible preferred stock	—	117,809,883
Stock options to purchase common stock	2,651,635	2,092,479
Restricted stock units	80,000	—
Warrants to purchase common stock	27,759	27,759

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission, or SEC, on March 5, 2021, or the Annual Report. In addition to historical financial information, this discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties. You should carefully read the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on developing transformative medicines for the treatment of diseases of the retina and optic nerve. Our novel proprietary technologies are designed to release drugs in ocular tissue at a controlled rate for up to 12 months in order to improve patient compliance, reduce healthcare burdens and, ultimately, deliver better clinical outcomes. Our lead product candidate, GB-102, is an intravitreal injection of a microparticle depot formulation of sunitinib, a potent inhibitor of neovascular growth and permeability, which are leading causes of retinal disease. We are developing GB-102 as a once-every-six months intravitreal injection for the treatment of wet age-related macular degeneration, or wet AMD, and diabetic macular edema, or DME. In our Phase 1/2a clinical trial, GB-102 administered as a single 1 mg dose was well-tolerated in wet AMD patients and demonstrated durable clinical evidence of disease control of at least six months in approximately 88% of patients in this cohort. GB-102 has completed the treatment phase of a dose-ranging, controlled and masked safety and efficacy Phase 2b clinical trial in patients with wet AMD, and is continuing the monitoring of patients, who were eligible and agreed to participate, for up to six months, in a post-treatment observational period of the trial. In March 2021, we reported topline data from the treatment phase of our Phase 2b trial of GB-102 and, in May 2021, we provided the results of our full analysis of the data, as well as our conclusion that further clinical trials of GB-102 would require funding by a partner. We are also using our proprietary technologies to develop GB-103, a once-a-year formulation of GB-102, for the treatment of diabetic retinopathy, or DR, as well as GB-401, an intravitreally injectable injected sustained-release formulation of a beta-adrenergic blocking agent prodrug with a dosing regimen of once-every-six months or longer for the treatment of primary open-angle glaucoma, or POAG. Further development of GB-103 and GB-102 for DME have been put on hold pending positive results from further clinical study of GB-102 in wet AMD. We believe that our product candidates could significantly improve clinical outcomes versus the respective standards of care for several ocular diseases.

We were incorporated in May 2011 and our operations to date have been financed primarily by gross proceeds of approximately $134.0 million from the issuance of convertible promissory notes and convertible preferred stock and $92.0 million in net proceeds from our initial public offering of our common stock, or IPO.

Since inception, we have had significant operating losses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. Our net loss was $11.4 million and $7.8 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $144.8 million and cash, cash equivalents and short-term investments of $85.7 million.

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

Recent Developments

Business Effects of the COVID-19 Pandemic

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

To date, our CROs, CMOs and other vendors have been able to continue to provide services and supply reagents, materials, and products and currently do not anticipate any disruption in services or interruptions in supply. Our CMOs continue to operate their manufacturing facilities at or near normal levels. While we currently do not anticipate any interruptions in our manufacturing process, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers and contract manufacturing partners’ ability to manufacture reagents, materials or products that we need to use in our research and clinical trial. However, we are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, our clinical trials, and our ability to hire and retain employees.

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

Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of the current or future preclinical studies and clinical trials or if, when, or to what extent we will generate revenues from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•	securing partner-funding for GB-102 and the timely execution of resulting development plans;
•

successful completion of preclinical studies and clinical trials to the satisfaction of the U.S. Food and Drug Administration, or FDA, European Medicines Agency, or EMA or other regulatory authorities;

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

Interest Income

Our interest income principally reflects interest earned on our investments. Our investments include U.S. government-backed money-market funds, corporate debt securities, commercial paper and government bonds. We place cash in excess of immediate requirements into a custodial account and invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

Preferred Stock Tranche Obligation

We provided investors in our Series C preferred stock financing the option to buy additional shares of our Series C Preferred Stock upon our achievement of certain development milestones, or the Preferred Stock Tranche Obligation. The fair value of the Preferred Stock Tranche Obligation was remeasured and adjusted to fair value each reporting period until its expiration using an option pricing valuation methodology. In September 2020, our board of directors and the Series C investors amended the Series C stock purchase agreement such that the option to purchase additional shares of our Series C preferred stock would no longer be exercisable and would expire upon the effectiveness of our IPO registration statement. As a result, the Preferred Stock Tranche Obligation expired on September 24, 2020.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following sets forth our results of operations (dollars in thousands):

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
Operating expenses:
Research and development	$6,448	$6,085	$363	6%
General and administrative	5,040	1,711	3,329	NM*
Total operating expenses	11,488	7,796	3,692	47%
Loss from operations	(11,488)	(7,796)	(3,692)	47%
Interest income	39	108	(69)	(64%)
Change in fair value of preferred stock tranche obligation	—	(106)	106	(100%)
Net loss	$(11,449)	$(7,794)	$(3,655)	47%

*NM = Not meaningful; percentage changes have an absolute value in excess of 100%

Research and Development Expenses

Research and development expenses comprised (dollars in thousands):

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
CRO, CMO, nonclinical and other services	$2,565	$3,826	$(1,261)	(33%)
Personnel costs	2,268	1,464	804	55%
Professional services	386	82	304	NM
Materials and supplies	566	194	372	NM
Facility costs, travel and other	663	519	144	28%
Total research and development expenses	$6,448	$6,085	$363	6%

As of March 31, 2021 and 2020, we had 24 and 22 employees, respectively, engaged in research and development activities in our Baltimore, Maryland and Redwood City, California facilities.

Our research and development activities consist primarily of costs associated with the development of GB-102 for which we are conducting one U.S. Phase 2 clinical trial in patients with wet AMD, and one U.S. Phase 2 clinical trial in patients with DME, which was completed in 2020. Research and development expenses were $6.4 million and $6.1 million for the three months ended March 31, 2021 and 2020, respectively. The increase was primarily due to fees incurred upon the cancellation of clinical supply orders for the GB-102 Phase 3 clinical trial and increased compensation costs, offset in part by a reduction in clinical trial expenses due to the completion of the treatment phase of the GB-102 Phase 2b clinical trial in December 2020. Based on our current plans to advance GB-102 through additional reformulation and pre-clinical activities, and our plans to commence a phase 1 trial for GB-401 in glaucoma in the first half of 2022, we expect R&D expenses to increase modestly in 2021 compared to 2020.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (dollars in thousands):

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
Personnel costs	$1,662	$500	$1,162	NM
Write-off of deposits on fixed assets purchase commitments	1,352	—	1,352	NM
Professional services	818	845	(27)	(3%)
Patent filing and portfolio costs	237	298	(61)	(20%)
Facility costs, travel and other	971	68	903	NM
Total general and administrative expenses	$5,040	$1,711	$3,329	NM

As of March 31, 2021 and 2020, we had eight and four employees, respectively, engaged in general and administrative activities principally in our Redwood City, California facility.

General and administrative expenses were $5.0 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively. The increase was primarily due to the write-off of deposits on fixed assets purchase commitments, an increase in stock-based compensation and an increase in headcount, and the increased cost of additional directors and officers insurance as a result of becoming a public company.

Interest Income

Interest income was $39,000 and $108,000 for the three months ended March 31, 2021 and 2020, respectively, primarily due to a decrease in interest rates.

Preferred Stock Tranche Obligation

The change in fair value of Preferred Stock Tranche Obligation for the three months ended March 31, 2020 relates to the fair value adjustment of $106,000. In September 2020, the Preferred Stock Tranche Obligation expired upon the effectiveness of the IPO registration statement, resulting in a corresponding elimination of the associated liability.

Liquidity and Capital Resources

Overview

To date, we have incurred losses and negative cash flows from operations. As of March 31, 2021, we had available cash, cash equivalents and short-term investments of $85.7 million and an accumulated deficit of $144.8 million. Prior to our IPO, our operations had been financed primarily by gross proceeds of approximately $134.0 million from the sale of convertible promissory notes and our convertible preferred stock. In connection with our IPO, we issued and sold an aggregate of 6,468,750 shares of common stock (inclusive of 843,750 shares of common stock issued and sold pursuant to the exercise of the underwriters’ option to purchase additional shares) at a price of $16.00 per share for net proceeds of $92.0 million, after deducting underwriters’ discounts and commissions and offering costs.

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

Based upon our current operating plan, which no longer includes the cost of Phase 3 clinical trials for GB-102 commencing in 2021, we believe our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements in excess of 12 months from the issuance date of these financial statements. We base this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The Company bases the sufficiency of its existing cash, cash equivalents and short-term investments to fund its operations on the current period re-forecast of the Company’s projected cash burn rate following the Company’s decision to pause its Phase 3 clinical trial for GB-102. While management believes that the Company’s current cash, cash equivalents and short-term investments are adequate to meet its needs for the next 12 months from issuance, the Company will seek to raise additional funds in order to further advance its research and development programs, operate its business and meet its obligations as they come due.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of researching, developing and manufacturing our product candidates or any future product candidates;
•	the timing of, and the costs involved in, obtaining regulatory approvals or clearances for our product candidates or any future product candidates;
•	the number and characteristics of any additional product candidates we develop or acquire;
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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(9,264)	$(10,711)
Investing activities	(13,657)	16,853
Financing activities	92	(840)
Net (decrease) increase in cash and cash equivalents	$(22,829)	$5,302

Operating Activities

Cash used in operating activities of $9.3 million during the three months ended March 31, 2021 was primarily attributable to our net loss of $11.4 million partially offset by a decrease of $0.9 million in our working capital and non-cash charges of $1.2 million principally with respect to stock-based compensation.

Cash used in operating activities of $10.7 million during the three months ended March 31, 2020 was primarily attributable to our net loss of $7.8 million and an increase of $3.3 million in our working capital partially offset by non-cash charges of $0.4 million primarily with respect to stock-based compensation.

Investing Activities

Cash used in investing activities of $13.7 million during the three months ended March 31, 2021 consisted of $21.5 million of purchases of short-term investments and $0.2 million of purchases of property and equipment, partially offset by $8.0 million provided upon maturity of short-term investments.

Cash provided by investing activities of $16.9 million during the three months ended March 31, 2020 consisted of $17.0 million provided on maturity of short-term investments partially offset by $0.1 million of purchases of property and equipment.

Financing Activities

Cash provided by financing activities of $0.1 million during the three months ended March 31, 2021 was related to proceeds received from the exercise of stock options.

Cash used in financing activities of $0.8 million during the three months ended March 31, 2020 was principally related to the payment of offering costs.

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

During the three months ended March 31, 2021, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Recently Adopted Accounting Pronouncements

There have been no changes to the significant accounting policies as disclosed in Note 2 to the Company’s audited financial statements and related footnotes included in form 10-K (File No. 001-39538).

Contractual Obligations and Other Commitments

Contractual Obligations

For a description of our contractual obligations as of March 31, 2021, see Note 5 – Commitments and Contingencies, to the condensed financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

We are party to license agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of licensed products. None of these events had occurred as of March 31, 2021, and no royalties were due from the sales of licensed products.

We enter into contracts in the normal course of business with CROs for clinical trials and CMOs for clinical supply manufacturing and with vendors for equipment, preclinical research studies, research supplies and other services and products for operating purposes. As of March 31, 2021, these commitments were approximately $3.1 million due within three to 12 months. These contracts generally provide for termination on notice of 60 to 90 days. During the three months ended March 31, 2021, the Company terminated several contracts with our equipment vendors and CMOs. The termination of these contracts resulted in the write off of $1.3 million in equipment deposits and $900,000 in other commitments and cancelation fees, and $561,000 in cancellation and other related costs that had not yet been paid as of March 31, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business.

Item 1A. Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We cannot assure you that any of the events discussed below will not occur. If any of the following risks actually occur, our business, prospects, operating results and financial condition could suffer materially. Additionally, to the extent the ongoing COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks incorporated by reference or set forth below. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

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
•

We will require a partner to fund, in whole or in part, any further clinical trials of GB-102 for wet AMD.  Without such a partnership, further development of GB-102 for wet AMD or diabetic macular edema, or of GB-103 for diabetic retinopathy, is unlikely.

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
•

We expect to expand our development, regulatory and manufacturing capabilities and potentially implement sales, marketing and distribution capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations. If we are unable to establish and maintain our own adequate sales, marketing and distribution capabilities, we may not be successful in commercializing our other product candidates if and when they are approved.

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

Since inception, we have incurred significant operating losses. Our net loss was $11.4 million and $7.8 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, we had an accumulated deficit of $144.8 million and $133.4 million, respectively. To date, we have financed our operations primarily through private placements of convertible preferred stock and convertible promissory notes and the issuance of common stock upon our initial public offering, or IPO. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and general and administrative costs to support such efforts. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

We expect to continue to incur significant and increasingly higher expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	pursue reformulation and other pre-clinical activities in anticipation of a partnership to continue the clinical development of our most advanced product candidate, GB-102;
•	commence clinical trials of our product candidate GB-401;
•	continue the research and development of other product candidates;
•	seek to identify and develop additional product candidates;
•	seek marketing approvals for any of our product candidates that successfully complete clinical development;
•	develop and expand our sales, marketing and distribution capabilities for any of our product candidates for which we obtain marketing approval;
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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct pre-clinical studies or clinical trials for our wet AMD product candidates, preclinical studies and clinical trials for our other product candidates, and seek marketing approval for any such product candidate for which we obtain favorable clinical results. We also expect to devote significant financial resources to conducting research and development and potentially seeking regulatory approval for our other product candidates. In addition, we plan to devote substantial financial resources to our commercialization efforts, including product manufacturing, sales, marketing and distribution for any of our product candidates for which we obtain marketing approval. Accordingly, we will need to obtain substantial additional funding in connection with our continuing and planned operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of March 31, 2021, we had cash, cash equivalents and short-term investments of $85.7 million, which we believe is sufficient to fund our operations as currently planned beyond the next 12 months.  Our future funding requirements will depend on many factors, including:

•	the scope, progress, costs and outcome of the clinical trials of our product candidates, in particular GB-102;
•	the scope, progress, costs and outcome of preclinical development and clinical trials of our product candidates;
•	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;
•	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to any products for which we obtain marketing approval;
•	subject to receipt of marketing approval, revenue received from product sales;
•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
•	the extent to which we choose to establish collaboration, distribution or other marketing arrangements for our products and product candidates;
•	the effect of competing technological and market developments;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•	the extent to which we acquire or invest in other businesses, products and technologies; and
•	the impact of the COVID-19 pandemic.

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

We will require a partner to fund, in whole or in part, any further clinical trials of GB-102 for wet AMD.  Without such a partnership, further development of GB-102 for wet AMD or diabetic macular edema, or DME, or of GB-103 for diabetic retinopathy, is unlikely.

Although we plan to continue to prioritize investing in preclinical development of GB-102 for wet AMD, we do not have, nor do we anticipate having, sufficient cash resources to advance GB-102 through additional clinical trials at this time.  To advance GB-102, we intend to pursue a partnership in which we license the commercial rights to GB-102 in one or more territories in exchange for funding of further clinical trials.   Such partnerships generally require substantial amounts of time to secure, and often involve economic returns for the licensor that are significantly reduced from that attainable by developing and commercializing the product without a partner. Moreover, while we are actively seeking such a partnership, there can be no guarantee that we will secure one in a timely fashion, or on reasonable economic terms, if at all.  Failing to secure such a partnership could have a material adverse effect on our business.

In addition, until we are able to secure a partnership for GB-102 for wet AMD, we have placed our studies of GB-102 for DME and of GB-103 for diabetic retinopathy, on indefinite hold, and there can be no assurance that we will be able to continue our studies or any clinical trials for such indications, which may materially harm our business.

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

•	our ability to find a partner to fund the next clinical trial in wet AMD with GB-102;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	maintaining a continued acceptable safety profile of our products following approval;
•	obtaining and maintaining coverage and adequate reimbursement from third-party payors;
•	applying for and receiving marketing approvals from applicable regulatory authorities for our product candidates;
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

We designed our Phase 1/2a, Phase 2a and Phase 2b clinical trials of GB-102 to assess safety and preliminary efficacy and did not power the trials to measure any efficacy endpoints with statistical significance. We expect that our Phase 3 clinical trials for GB-102 for the treatment of wet AMD will be the first clinical trial for GB-102 to be powered with an appropriate number of patients to allow us to measure with statistical significance the non-inferiority of GB-102 compared to the standard of care. As a result, favorable results from our Phase 1/2a, Phase 2a, and potential future clinical trials may not necessarily predict a likelihood of achieving statistical significance of our primary efficacy endpoint in the Phase 3 clinical trials, which will be required for us to obtain marketing approval of GB-102. Historically, the FDA has required that Phase 3 clinical trials in wet AMD use some measure of patient visual performance as the primary endpoint to evaluate efficacy, most often Best Corrected Visual Acuity, or BCVA. Although it was not powered to statistically determine efficacy, our Phase 2b clinical trial of GB-102 showed that, on average across all time points, patients on the 1 mg dose of GB-102 were assessed to have a mean BCVA across all time points of approximately 9 letters lower than that observed in the trial control arm, in which patients received bi-monthly injections of Eylea.  If such a difference were to be repeated in a Phase 3 clinical trial of GB-102, it is unlikely that the FDA would approve the product based on a claim of non-inferiority to Eylea. Additionally, our clinical trials to date have only evaluated GB-102 against treatment with Eylea, and there may be current or future products that deliver better results in terms of safety and/or efficacy.

The success of our product candidates is dependent upon the drug-elution profile during the course of intended therapy. Our Phase 1/2a and our Phase 2a trials have been open label and have not been compared to any active treatments. The treatment phase of our Phase 2b trial with GB-102 in wet AMD included a control arm with Eylea, which is the current standard of care. Compared to Eylea, GB-102 1 mg demonstrated median durability of 5 months and improved safety profile as compared to the previous version. Compared to aflibercept, we observed non-statistical similar control of Central Subfield Thickness (CST) of the retina, and lower average BCVA across all time points. In March 2020, we terminated the development of the 2 mg dose of GB-102 in all of our clinical trial programs, including the arm of our Phase 2b trial, so the results of that arm have been disregarded. If we determine to make any future changes to the formulation, such changes could affect the outcome of any subsequent clinical trials. As a result of any of these therapeutic or formulation changes, the outcome of our potential future or Phase 3 clinical trials may differ from the outcome of our Phase 1/2a and Phase 2b clinical trials. If the BCVA results of clinical trials with any potential new therapeutic or product formulation, including therapies that do not involve intravitreal delivery, are similar to the results from the Phase 2b results, we may not be able to obtain regulatory approvals or, even if approved, achieve market acceptance of our product candidates.

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later-stage clinical trials.

Successful results in preclinical or early clinical trials do not ensure that later-stage clinical trials will be successful. In January 2019, we completed our Phase 1/2a trial of GB-102 evaluating various doses of GB-102 in patients with wet AMD. Although the data indicated that GB-102 was well-tolerated and reduced the need for supportive anti-vascular endothelial growth factor, or anti-VEGF, treatments, these results may not be indicative of future clinical trials with different designs. For example, 88% of patients in our Phase 1/2a trial of GB-102 1 mg did not require additional supportive therapy for six months or longer, while only 48% of patients in our Phase 2b ALTISSIMO trial of GB-102 1 mg achieved six months without requiring additional supportive therapy. Moreover, as is common for early trials, in our Phase 1/2a trial, we looked at a number of efficacy measures without accounting for multiplicity. Accordingly, it is possible that positive results, including nominally statistically significant results, observed in our Phase 1/2a trial will not be replicated in our future trials with a different design or in other future trials.

Subsequently, we tested two doses of an optimized formulation of GB-102 in a Phase 2a clinical trial in patients with macular edema, or ME, secondary to either DME or branch/central retinal vein occlusion, or RVO, as well as in the ongoing Phase 2b clinical trial in wet AMD. In that Phase 2a trial, we observed that there were more incidences of medication present in the anterior chamber with the 2 mg dose of GB-102, which, in a single patient, resulted in two serious adverse events, or SAEs (severe vision loss due to presence of medication in anterior chamber and corneal edema as a result of wash-out of the anterior chamber). As a result, we paused enrollment in our Phase 2b wet AMD trial until an interim safety analysis of both trials could be performed.  On the basis of the results of this safety analysis, we terminated the development of the 2 mg dose of GB-102 in all of our clinical trial programs and have disregarded the results, other than those related to safety, of the GB-102 2 mg arm of the ALTISSIMO Phase 2b trial.

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

In our Phase 2a clinical trial, there were no drug-related, non-ocular AEs. The patients in the 1 mg dose experienced nine drug related AEs, and seven out of ten patients demonstrated no AEs. One patient had only vitreous floaters, medication present in the vitreous, and one patient had vitreous floaters coincident with a reduction in vision. The other AEs occurred in a single patient with medication present in the anterior chamber. The 2 mg dose was associated with medication present in the anterior chamber in five out of 11 patients. The majority of AEs occurred in one patient. Two SAEs were reported in a single patient (severe vision loss due to presence of medication in the anterior chamber and corneal edema as a result of wash-out of the anterior chamber).

Our Phase 2b clinical trial of GB-102 was designed to test two different doses: 1mg and 2mg.  We conducted an interim safety analysis in the trial and found that the presence of medication in the anterior chamber was reported in four patients in the GB-102 2 mg dose group and one patient in the 1 mg dose group. On the basis of these data, we terminated the development of the 2 mg dose of GB-102 in all of our clinical trial programs. We believe that the number of microparticles injected in the 2 mg dose (approximately 2 million) were too numerous to allow adequate aggregation. All patients in the Phase 2b trial having received GB-102 at either the 1 mg or 2 mg doses for the first six-month period of the trial received the 1 mg dose as repeat therapy at month six.

In our Phase 2b clinical trial, there were no drug-related, non-ocular AEs in the GB-102 1 mg arm, nor were there any drug-related Serious Adverse Events (SAE) nor dose-limiting toxicity. No treatment-emergent adverse events led to drug discontinuation and none of the adverse events required surgical intervention. Nine out of the 21 patients in the 1 mg dose experienced 23 events of drug related AEs. Five patients had vitreous floaters attributable to GB-102 1 mg and, in the majority of patients, these had no or minimal transient effect on visual acuity. Medication was detected in the anterior chamber (AC) in three out of 21 patients. In one patient, the presence of particles in the AC was transient with no other associated adverse events. In two patients, the presence of GB-102 microparticles in the AC was associated with transient inflammation and there was an associated moderate BCVA loss in one of these patients. An additional three patients had intraocular inflammation that was mild to moderate, responded well to short courses of treatment with corticosteroids, and was not associated with any change in BCVA.  One patient had dispersion of GB-102 microparticles in the vitreous cavity that were not characterized as floaters but was associated with a decrease in visual acuity.

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

A variety of factors affect patient enrollment, including:

•	the prevalence and severity of the ophthalmic disease or condition under investigation;
•	the eligibility criteria for the trial in question;

•	the perceived risks and benefits of the product candidate under study;
•	the perceived risks and benefits of switching patients from treatment with eye drops to intravitreal therapy, in the case of certain glaucoma patients;
•	the efforts to facilitate timely enrollment in clinical trials;
•	any delay or disruption to enrollment or attendance for injections, including as a result of the ongoing COVID-19 pandemic;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment;
•	the proximity and availability of experienced clinical trial sites for prospective patients;
•	the conduct of clinical trials by competitors for product candidates that treat the same indications as our product candidates; and
•	the lack of adequate compensation for prospective patients.

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

There is no approved therapy for retinal diseases using sunitinib. We have not seen any evidence of hepatotoxicity in our preclinical studies or clinical trials. Moreover, preclinical toxicity studies and the results of our Phase 1/2a and Phase 2b clinical trials with GB-102 have not detected the presence of sunitinib in the systemic blood circulation at any time point. However, the boxed warning for orally administered sunitinib may make it more difficult for us to achieve widespread market acceptance or regulatory approval for our product candidates.

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

If we are unable to secure a partner that can establish and maintain adequate sales, marketing and distribution capabilities, we may not be successful in commercializing GB-102 if and when it is approved.  If we are unable to establish and maintain our own adequate sales, marketing and distribution capabilities, we may not be successful in commercializing our other product candidates if and when they are approved.

We have no experience in the sales, marketing and distribution of drug and device products, or in building a commercial team to do so. Furthermore, we lack sufficient capital resources to complete development of GB-102 without a partner, and we will be dependent on such partner, should we secure one, for the successful sales, marketing and distribution of GB-102. To achieve commercial success for any other product candidate for which we obtain marketing approval, we will need to establish and maintain adequate sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties. If product candidates other than GB-102 are approved for marketing, we plan on commercializing them through our own specialty sales force. Alternatively, we may rely on a network of independent distributors across the United States to sell such products. We expect that a direct sales force will be required to effectively market and sell these products. We cannot be certain when, if ever, we will recognize revenue from commercialization of our product candidates in any international market. If we decide to commercialize our potential products outside of the United States, we expect to utilize a variety of collaboration, distribution and other marketing arrangements with one or more third parties. These may include independent distributors, pharmaceutical companies or our own direct sales organization.

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

If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

If the development of GB-102 is delayed due to the time required to secure partner funding, or if such a partner requires additional clinical trials before commencing Phase 3 trials, the commercial launch of GB-102 could be delayed by several years.  Such a delay could afford our competitors significant advantages in market adoption, penetration and reimbursement, and the future pricing of our products could be driven down substantially by a larger number of mature competitors. Any or all of these factors could significantly reduce the potential future revenue generated by GB-102 and adversely impact our stock price.

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

Risks Related to Our Dependence on Third Parties

We intend to enter into collaborations with third parties for the development and commercialization of GB-102, and may also do so for our other product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We may utilize a variety of types of collaboration arrangements with third parties to develop or commercialize GB-102 and any of our other product candidates. We also may enter into arrangements with third parties to perform these services in the United States if we do not establish our own sales, marketing and distribution capabilities in the United States for our product candidates or if we determine that such arrangements are otherwise beneficial. We also may seek collaborators for development and commercialization of other product candidates. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangement. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

Regulatory agencies, institutional review boards, or IRBs, or data safety monitoring boards may at any time recommend the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. Clinical trials must be conducted in accordance with GCPs and other applicable foreign regulatory authority guidelines. Clinical trials are subject to oversight by the FDA, foreign regulatory authorities and IRBs at the trial sites where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced in accordance with applicable current good manufacturing practices. Clinical trials may be placed on a full or partial clinical hold by the FDA, foreign regulatory authorities, or us for various reasons, including, but not limited to: deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols; deficiencies in the clinical trial operations or trial sites; deficiencies in the trial designs necessary to demonstrate efficacy; fatalities or other AEs arising during a clinical trial due to medical problems that may or may not be related to clinical trial treatments; the product candidates may not appear to be more effective than current therapies; or the quality or stability of the product candidates may fall below acceptable standards.

Although we have never been asked by a regulatory agency, IRB or data safety monitoring board to temporarily or permanently discontinue a clinical trial, if we elect or are forced to suspend or terminate a clinical trial of any of our current or future product candidates, the commercial prospects for that product may be harmed and our ability to generate product revenue from that product may be delayed or eliminated. Furthermore, any of these events could prevent us or our partners from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing our product candidates and impair our ability to generate revenue from the commercialization of these products either by us or by our collaboration partners. In our Phase 2a trial of GB-102 for the treatment of ME secondary to DME or RVO, 16 of the 21 patients had at least one drug-related AE, with the majority of them in the 2 mg dosing arm. In addition, one patient in the 2 mg dosing arm experienced two ocular SAEs. As a result, we decided to pause enrollment of new patients in our Phase 2b wet AMD trial until we could collect more data on the Phase 2a trial. We subsequently conducted an interim safety analysis which led to the selection of the 1 mg dose for GB-102. As a result, we amended the Phase 2b protocol such that all patients having originally received the 2 mg dose of GB-102 received the 1 mg dose as their repeat therapy at their six-month visit. In the treatment phase of our Phase 2b trial, nine of 21 patients in the 1 mg arm had at least one drug-related AE, and 17 of 22 patients in the 2 mg arm who were all subsequently re-dosed with 1 mg had at least one drug-related AE.

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

•

potential delays in enrollment, site visits, evaluations, dosing of patients participating in the clinical trial as hospitals prioritize the treatment of COVID-19 patients or patients decide to not enroll in the trial as a result of the COVID-19 pandemic;

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The CARES Act, which President Trump signed into law on March 27, 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 to December 31, 2020 and extended the sequester policy by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The Consolidated Appropriations Act, 2021 extended the suspension of the 2% Medicare sequester through March 31, 2021. These new laws may result in additional reductions in Medicare and other healthcare funding.

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

To comply with this guidance, we may need to implement additional safeguards to further enhance the security of data transferred out of the EU, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. Further, in November 2020, the European Commission published new versions of the Standard Contractual Clauses. Other countries (e.g., Australia and Japan) have also adopted certain legal requirements for cross-border transfers of personal information. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. Further, since the transition period for Brexit ended December 31, 2020, there remains some uncertainty regarding cross-border data transfers from the European Economic Area to the United Kingdom. While the Court of Justice of the European Union upheld the adequacy of the Standard Contractual Clauses, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our products and services. If we are required to implement additional measures to transfer data from the European Economic Area, this could increase our compliance costs, and could adversely affect our business, financial condition and results of operations.

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

The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The market price for our common stock may be influenced by many factors, including the other risks described in this section and elsewhere in this Quarterly Report on Form 10-Q, and the following:

•	results of preclinical studies and clinical trials of our product candidates, or those of our competitors or our existing or future collaborators;
•	the impact of the COVID-19 pandemic on our employees, trials, collaboration partners, suppliers, our results of operations, liquidity and financial condition;
•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our product candidates;
•	the success of competitive products or technologies;
•	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our products, clinical trials, manufacturing process or sales and marketing terms;
•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•	the success of our efforts to secure a partner to fund further clinical development of GB-102;
•	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
•	developments concerning any future collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates and products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare payment systems;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	announcement and expectation of additional financing efforts;
•	speculation in the press or investment community;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	the concentrated ownership of our common stock;
•	changes in accounting principles;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	natural disasters, pandemics and other calamities; and
•	general economic, industry and market conditions.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. We had a total of 21,055,944 shares of our common stock outstanding as of March 31, 2021. All shares of our common stock are freely tradable, generally without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.

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

Based on the beneficial ownership of our common stock as of March 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 79% of our voting stock.

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

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a “large accelerated filer,” which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

None.

Use of Proceeds

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

GRAYBUG VISION, INC.

Date: May 14, 2021	By:	/s/ Frederic Guerard
Frederic Guerard, Pharm.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Robert S. Breuil
Robert S. Breuil
Chief Financial Officer (Principal Accounting and Financial Officer)