Form 10-Q
period 2021-06-30
GRAYBUG VISION, INC.
filed 2021-08-12
CIK 1534133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-39538

GRAYBUG VISION, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	45-2120079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of the Registrant’s common stock outstanding as of August 6, 2021 was 21,284,676.

Table of Contents

		Page
	PART I—FINANCIAL INFORMATION	4
Item 1.	Financial Statements	4
	Condensed Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020 (See Note 2)	4
	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020 (unaudited)	5
	Condensed Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2021 and 2020 (unaudited)	6
	Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2021 and 2020 (unaudited)	7
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020 (unaudited)	8
	Notes to the Condensed Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

	PART II—OTHER INFORMATION	25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 3.	Defaults Upon Senior Securities	68
Item 4.	Mine Safety Disclosures	68
Item 5.	Other Information	68
Item 6.	Exhibits	69
SIGNATURES		70

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A “Risk Factors.” These risks and uncertainties include, but are not limited to:

•	our recently completed clinical trial of GB-102 and our planned clinical trials of GB-401;
•	our ability to identify and secure partner funding of further clinical trials of GB-102;
•	the success, cost and timing of our development activities, preclinical studies and clinical trials;
•	the translation of our preclinical results and data and early clinical trial results into future clinical trials in humans;
•	the effects of the ongoing COVID-19 pandemic, and the corresponding responses of businesses and governments, on our business and financial results;
•	the timing or likelihood of regulatory filings and approvals;
•	our ability to receive the required regulatory approvals to market and sell our products in the United States and other countries;
•	our ability to develop sales and marketing capabilities;
•	the rate and degree of market acceptance of any products we are able to commercialize;
•	the effects of increased competition as well as innovations by new and existing competitors in our market;
•	our ability to obtain funding for our operations;
•	our ability to establish and maintain collaborations;
•	our ability to effectively manage our anticipated growth;
•	our ability to maintain, protect and enhance our intellectual property rights and proprietary technologies;
•	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
•	costs associated with defending intellectual property infringement, product liability and other claims;
•	regulatory developments in the United States and other foreign countries;
•	our ability to attract and retain qualified employees;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and
•	statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and stock performance.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GRAYBUG VISION, INC.

Condensed Balance Sheets

(in thousands)

	June 30, 2021	December 31, 2020
	(unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$7,864	$33,418
Short-term investments	65,722	61,615
Prepaid expenses and other current assets	2,465	4,207
Total current assets	76,051	99,240
Property and equipment, net	2,006	1,946
Prepaid expenses and other non-current assets	136	608
Long-term investments	4,628	—
Total assets	$82,821	$101,794
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,101	$2,513
Accrued research and development	396	1,356
Other current liabilities	1,644	3,128
Total current liabilities	4,141	6,997
Deferred rent, long term portion	13	11
Total liabilities	4,154	7,008
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	231,183	228,155
Accumulated deficit	(152,524)	(133,367)
Accumulated other comprehensive loss	6	(4)
Total stockholders’ equity	78,667	94,786
Total liabilities and stockholders’ equity	$82,821	$101,794

See accompanying notes to unaudited condensed financial statements.

GRAYBUG VISION, INC.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$4,166	$4,632	$10,614	$10,717
General and administrative	3,575	1,408	8,615	3,119
Total operating expenses	7,741	6,040	19,229	13,836
Loss from operations	(7,741)	(6,040)	(19,229)	(13,836)
Interest income	33	9	72	117
Change in fair value of preferred stock tranche obligation	—	162	—	56
Net loss	(7,708)	(5,869)	(19,157)	(13,663)
Cumulative dividends on convertible preferred stock	—	(3,494)	—	(4,793)
Net loss attributable to common stockholders	$(7,708)	$(9,363)	$(19,157)	$(18,456)
Net loss per common share—basic and diluted	$(0.36)	$(6.79)	$(0.91)	$(13.40)
Weighted-average number of shares outstanding used in computing net loss per common share—basic and diluted	21,148,743	1,379,644	21,084,915	1,377,431

See accompanying notes to unaudited condensed financial statements.

GRAYBUG VISION, INC.

Condensed Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(7,708)	$(5,869)	$(19,157)	$(13,663)
Unrealized gain (loss) on available-for-sale securities, net of tax	6	—	10	(3)
Comprehensive loss	$(7,702)	$(5,869)	$(19,147)	$(13,666)

See accompanying notes to unaudited condensed financial statements.

GRAYBUG VISION, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31, 2020	—	$—	20,979,265	$2	$228,155	$(133,367)	$(4)	$94,786
Stock issued on exercise of stock options	—	—	76,679	—	92	—	—	92
Stock-based compensation expense	—	—	—	—	1,129	—	—	1,129
Net loss	—	—	—	—	—	(11,449)	—	(11,449)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	4	4
Balance—March 31, 2021	—	$—	21,055,944	$2	$229,376	$(144,816)	$—	$84,562
Stock issued on exercise of stock options	—	—	228,732	—	495	—	—	495
Stock-based compensation expense	—	—	—	—	1,312	—	—	1,312
Net loss	—	—	—	—	—	(7,708)	—	(7,708)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	6	6
Balance—June 30, 2021	—	$—	21,284,676	$2	$231,183	$(152,524)	$6	$78,667

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance—December 31, 2019	117,809,883	$131,363	1,371,467	$—	$2,879	$(105,836)	$3	$(102,954)
Stock issued on exercise of stock options	—	—	5,446	—	11	—	—	11
Stock-based compensation expense	—	—	—	—	226	—	—	226
Net loss	—	—	—	—	—	(7,794)	—	(7,794)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(3)	(3)
Balance—March 31, 2020	117,809,883	$131,363	1,376,913	$—	$3,116	$(113,630)	$—	$(110,514)
Stock issued on exercise of stock options	—	—	5,287	—	12	—	—	12
Stock-based compensation expense	—	—	—	—	214	—	—	214
Net loss	—	—	—	—	—	(5,869)	—	(5,869)
Balance—June 30, 2020	117,809,883	$131,363	1,382,200	$—	$3,342	$(119,499)	$—	$(116,157)

See accompanying notes to unaudited condensed financial statements.

GRAYBUG VISION, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(19,157)	$(13,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,441	440
Depreciation	247	188
Change in fair value of preferred stock tranche obligation	—	(56)
Accretion of premium and discounts on investments, net	67	(17)
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	2,214	193
Accounts payable	(415)	(1,705)
Accrued research and development	(960)	(1,108)
Other current and non-current liabilities	(1,482)	(1,205)
Net cash used in operating activities	(17,045)	(16,933)
Investing activities:
Purchases of property and equipment	(304)	(154)
Purchases of investments	(58,126)	—
Maturity of investments	49,334	20,100
Net cash (used in) provided by investing activities	(9,096)	19,946
Financing activities:
Proceeds from exercise of stock options	587	23
Payment of offering costs	—	(1,364)
Net cash provided by (used in) financing activities	587	(1,341)
Net (decrease) increase in cash and cash equivalents	(25,554)	1,672
Cash and cash equivalents at beginning of period	33,418	15,870
Cash and cash equivalents at end of period	$7,864	$17,542
Supplemental disclosures of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and other current liabilities	$—	$9
Property and equipment purchases included in accounts payable and other current liabilities	$52	$—

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

Going Concern Considerations

The Company incurred losses from operations and had negative cash flows from operating activities for the three and six months ended June 30, 2021, and the Company’s accumulated deficit at June 30, 2021 was $152.5 million. The Company’s current operating plan indicates it will continue to incur losses from operations and generate negative cash flows from operating activities given expected ongoing expenditures related to research and development and the Company’s lack of revenue-generating activities at this point in the Company’s life cycle. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

In March 2021, the Company decided not to proceed with the significant investment required to initiate two Phase 3 clinical trials for GB-102 in late 2021. As a result, management continues to believe that the Company’s current cash, cash equivalents and short-term investments are adequate to meet its cash needs for at least 12 months from the issuance date of this Form 10-Q. The Company will seek to raise additional funds in order to further advance its research and development programs other than GB-102, operate its business, secure research and development collaborations, and meet its obligations as they come due. The Company is pursuing financing alternatives, similar to what the Company has previously executed, which include equity financing. Such sources of capital may not, however, be available to the Company in the necessary time frame, in the amounts that the Company requires, on terms that are acceptable to the Company, or at all. If the Company is unable to raise the necessary funds when needed or reduce spending on currently planned activities, it may not be able to continue the development of its products or the Company could be required to delay, scale back, or eliminate some or all of its research and development programs and other operations, which may materially harm its business, financial position and results of operations.

COVID-19 Pandemic

The impact of the worldwide spread of a novel strain of coronavirus (“COVID-19”) has been unprecedented and unpredictable, including the emergence of new variants of the coronavirus, such as the Delta variant, and resurgences in number and rates of infections, but based on the Company’s current assessment, the Company does not expect any material impact on its long-term strategic plans, operations, or its liquidity due to the worldwide spread of COVID-19. However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world and its assessment of the impact of COVID-19 may change.

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

Related Party Transactions

In August 2019, the Company engaged a consulting firm managed by the then-acting chief financial officer of the Company for professional services related to finance and other administrative functions. For the three and six months ended June 30, 2020, the costs incurred under this arrangement totaled $117,000 and $444,000, respectively. These costs were recorded as general and administrative expense in the accompanying condensed statements of operations. The Company terminated its relationship with this entity in September 2020.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$3,077	—	—	$3,077
Commercial paper	—	4,000	—	4,000
Total cash equivalents	3,077	4,000	—	7,077
Short-term investments:
Corporate debt securities	—	4,740	—	4,740
Commercial paper	—	58,972	—	58,972
U.S. Treasury notes	—	2,010	—	2,010
Total short-term investments	—	65,722	—	65,722
Non-Current assets:
Long-term investments:
Corporate debt securities		1,128		1,128
U.S. Treasury notes		3,500		3,500
Total long-term investments	—	4,628	—	4,628
Total assets measured at fair value	$3,077	$74,350	$—	$77,427

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$15,677	$—	$—	$15,677
Corporate debt securities	—	2,500	—	2,500
Commercial paper	—	13,499	—	13,499
Total cash equivalents	15,677	15,999	—	31,676
Short-term investments:
Corporate debt securities	—	11,588	—	11,588
Commercial paper	—	50,027	—	50,027
Total short-term investments	—	61,615	—	61,615
Total assets measured at fair value	$15,677	$77,614	$—	$93,291

The following tables present information as to cost, unrealized gains and losses and fair value determination of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$3,077	$—	$—	$3,077
Commercial paper	4,000	—	—	4,000
Total cash equivalents	7,077	—	—	7,077
Short-term investments:
Corporate debt securities	4,740	—	—	4,740
Commercial paper	58,964	8	—	58,972
U.S. Treasury notes	2,010	—	—	2,010
Total short-term investments	65,714	8	—	65,722
Non-Current assets:
Long-term investments:
Corporate debt securities	1,129	—	(1)	1,128
U.S. Treasury notes	3,501	—	(1)	3,500
Total long-term investments	4,630	—	(2)	4,628
Total assets measured at fair value	$77,421	$8	$(2)	$77,427

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$15,677	$—	$—	$15,677
Corporate debt securities	2,502	—	(2)	2,500
Commercial paper	13,498	1	—	13,499
Total cash equivalents	31,677	1	(2)	31,676
Short-term investments:
Corporate debt securities	11,588	1	(1)	11,588
Commercial paper	50,030	2	(5)	50,027
Total short-term investments	61,618	3	(6)	61,615
Total assets measured at fair value	$93,295	$4	$(8)	$93,291

Money market funds are highly liquid investments which are actively traded. The pricing information on the Company’s money market funds are based on quoted prices in active markets for identical securities. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

The fair value of investments is determined from market pricing and other observable market inputs for similar securities obtained from various third-party data providers. The pricing services utilize industry-standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.

As of June 30, 2021, the contractual maturities of all available-for-sale investments were less than 15 months. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. All investments with unrealized losses have been in a loss position for less than 12 months. As a result, the Company did not recognize any other-than-temporary impairment losses as of June 30, 2021 and December 31, 2020.

There were no transfers between Levels 1, 2 or 3 for the periods presented.

4. Balance Sheet Components

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Salaries and benefits	$1,147	$2,302
Professional services	341	425
Deferred rent	11	27
Other	145	374
Total other current liabilities	$1,644	$3,128

5. Commitments and Contingencies

The Company enters into contracts in the normal course of business with contract research organizations, or CROs, for clinical trials and contract manufacturing organizations, or CMOs, for clinical supply manufacturing and with vendors for equipment, preclinical research studies, research supplies and other services and products for operating purposes. As of June 30, 2021, these commitments were approximately $1.1 million due within three to nine months. These contracts generally provide for termination on notice of 60 to 90 days. During the six months ended June 30, 2021, the Company terminated several contracts with its equipment vendors and CMOs. The termination of these contracts resulted in the cancelation of commitments totaling $3.7 million that were disclosed as of December 31, 2020. From this amount, the Company recognized $2.2 million in expenses in the Company’s statement of operations for the write-off of $1.3 million in equipment deposits and $900,000 in other commitments and cancellation fees. As of June 30, 2021, there were no unpaid cancellation or other related costs and none are anticipated.

Operating Lease Agreements

The Company leases a facility in Redwood City, California, under an operating lease with a term through August 2021 and in Baltimore, Maryland, under an operating lease with a term through June 2023. Rent expense for the three months ended June 30, 2021 and 2020 was $189,000 and $176,000, respectively. Rent expense for the six months ended June 30, 2021 and 2020 was $378,000 and $352,000, respectively. Future minimum lease payments under the Company’s non–cancelable operating leases as of June 30, 2021 were as follows (in thousands):

Year ended December 31:
2021 (remaining six months)	$266
2022	403
2023	205
Total future minimum lease payments	$874

On July 29, 2021, the Company entered into a lease agreement for approximately 2,560 rentable square feet of office space in Redwood City, California. The lease has an expected commencement date of September 1, 2021 with a 12-month initial term expiring on August 31, 2022.  This new facility will replace the Company’s existing Redwood City lease when it expires on August 31, 2021. Upon execution of the lease, the Company delivered to the lessor a sum of $31,000, consisting of a security deposit and one month's rent. The total lease obligation over the term of the lease will be approximately $186,000.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2021, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

6. Preferred Stock Tranche Obligation

In July 2019, the Company authorized the sale of up to 61,773,000 shares of its Series C Convertible Preferred Stock, or Series C, at a price of $1.4693 per share, or Series C Financing. In July and August 2019, the Company issued 37,432,787 shares of Series C for aggregate gross proceeds of $55.0 million. In connection with this financing, certain purchasers of the Series C had the option to purchase up to an additional 17,014,902 shares of Series C at a price per share of $1.4693 for a period of up to 30 days after the Company notified them of the three-month readout from the Phase 2a clinical trial of GB-102 in patients with macular edema secondary to diabetic macular edema and retinal vein occlusion, or the Preferred Stock Tranche Obligation. The Company concluded that the Preferred Stock Tranche Obligation met the definition of a freestanding financial instrument, as the rights were legally detachable and separately exercisable from the Series C. Therefore, the Company allocated the proceeds received from the issuance of shares under the Series C Preferred Stock Purchase Agreement between the Preferred Stock Tranche Obligation and the Series C. The fair value of the Preferred Stock Tranche Obligation of $2.2 million on issuance was allocated from the $55.0 million proceeds of the Series C Financing and classified as a current liability on the balance sheet as the Series C would become redeemable upon a deemed liquidation event, the occurrence of which was not within the Company’s control. The Preferred Stock Tranche Obligation was remeasured at fair value at each reporting period using an option pricing valuation methodology. For the three and six months ended June 30, 2020, the Company recognized a gain on change in fair value of preferred stock tranche obligation of $162,000 and $56,000, respectively.

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

7. Stock-Based Compensation

2020 Equity Incentive Plan

In August 2020, the Company’s board of directors and stockholders adopted the Company’s 2020 Equity Incentive Plan, or the 2020 Plan, that became effective in connection with the IPO, and serves as the successor to the Company’s 2015 Stock Incentive Plan, or the 2015 Plan. The Company’s 2020 Plan authorizes the award of stock options, restricted stock units, or RSUs, restricted stock awards, or RSAs, stock appreciation rights, or SARs, performance awards and stock bonus awards. On January 1, 2021, the aggregate number of shares reserved for issuance was increased by an additional 1,048,963 shares pursuant to the automatic share reserve increase provision of the 2020 Plan. As of June 30, 2021, there were 278,022 shares available for issuance under the 2020 Plan.

2020 Employee Stock Purchase Plan

In August 2020 the Company’s board of directors and stockholders adopted the Company’s 2020 Employee Stock Purchase Plan, or the ESPP, that became effective in connection with the IPO, in order to enable eligible employees to purchase shares of the Company’s common stock with accumulated payroll deductions. As of June 30, 2021, there were 210,000 shares available for issuance under the ESPP. There have been no employee withholdings for the purchase of shares under the plan as of June 30, 2021.

Stock-Based Compensation Expense

Stock-based compensation expense recognized for options and RSUs granted was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$334	$65	$591	$140
General and administrative	978	149	1,850	300
Total stock-based compensation expense	$1,312	$214	$2,441	$440

As of June 30, 2021, the total unrecognized stock-based compensation expense related to outstanding unvested stock awards that are expected to vest was $19.2 million, which the Company expects to recognize over an estimated weighted-average term of 3.4 years.

8. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2021 and 2020. As of both June 30, 2021 and 2020, and consistent with all prior periods, the Company continued to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative net losses.

9. Net Loss Per Share Attributable to Common Stockholders

The Company calculates basic net loss per share based on the weighted-average number of common shares outstanding during the periods presented and calculates diluted net loss per share based on the weighted-average number of shares of common stock outstanding, including potentially dilutive securities. For the three and six month period ended June 30, 2020, the Company’s net loss available to common stockholders included the cumulative dividends on convertible preferred stock of $3.5 million and $4.8 million, respectively.

For the three and six months ended June 30, 2021 and 2020, basic and diluted net loss per share are the same due to the Company’s net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. During the three and six months ended June 30, 2021 and 2020, potentially dilutive securities consisted of the common shares underlying outstanding stock options as well as RSUs for the three and six months ended June 30, 2021.

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of June 30,
	2021	2020
Convertible preferred stock	—	117,809,883
Stock options to purchase common stock	3,919,090	2,066,015
Restricted stock units	1,068,700	—
Warrants to purchase common stock	27,759	27,759

Under the Series C Financing, up to an additional 17,014,902 shares of convertible preferred stock could have been contingently issued upon achievement of certain development milestones. However, in September 2020, the board of directors and the Series C investors amended the Series C stock purchase agreement such that the Preferred Stock Tranche Obligation was no longer exercisable and expired upon the effectiveness of the Company’s IPO registration statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission, or SEC, on March 5, 2021. In addition to historical financial information, this discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties. You should carefully read the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on developing transformative medicines for the treatment of diseases of the retina and optic nerve. Our novel proprietary technologies are designed to release drugs in ocular tissue at a controlled rate for up to 12 months in order to improve patient compliance, reduce healthcare burdens and, ultimately, deliver better clinical outcomes. Our lead product candidate, GB-102, is an intravitreal injection of a microparticle depot formulation of sunitinib, a potent inhibitor of neovascular growth and permeability, which are leading causes of retinal disease. We are developing GB-102 as a once-every-six months intravitreal injection for the treatment of wet age-related macular degeneration, or wet AMD, and diabetic macular edema, or DME. In our Phase 1/2a clinical trial, GB-102 administered as a single 1 mg dose was well-tolerated in wet AMD patients and demonstrated durable clinical evidence of disease control of at least six months in approximately 88% of patients in this cohort. GB-102 has completed a dose-ranging, controlled and masked safety and efficacy Phase 2b clinical trial in patients with wet AMD, including the monitoring of patients, who were eligible and agreed to participate, for up to six months, in a post-treatment observational period of the trial. In March 2021, we reported topline data from the treatment phase of our Phase 2b trial of GB-102 and, in May 2021, we provided the results of our full analysis of the data, as well as our conclusion that further clinical trials of GB-102 would require funding by a partner. We are also using our proprietary technologies to develop GB-103, a once-a-year formulation of GB-102, for the treatment of diabetic retinopathy, or DR, as well as GB-401, an intravitreally injectable injected sustained-release formulation of a beta-adrenergic blocking agent prodrug with a dosing regimen of once-every-six months or longer for the treatment of primary open-angle glaucoma, or POAG. Further development of GB-103 and GB-102 for DME have been put on hold pending positive results from further clinical study of GB-102 in wet AMD. We believe that our product candidates could significantly improve clinical outcomes versus the respective standards of care for several ocular diseases.

We were incorporated in May 2011 and our operations to date have been financed primarily by gross proceeds of approximately $134.0 million from the issuance of convertible promissory notes and convertible preferred stock and $92.0 million in net proceeds from our initial public offering of our common stock, or IPO.

Since inception, we have had significant operating losses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. Our net loss was $7.7 million and $5.9 million for the three months ended June 30, 2021 and 2020, respectively, and $19.2 million and $13.7 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $152.5 million and cash, cash equivalents and short-term investments of $73.6 million.

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

Recent Developments

Business Effects of the COVID-19 Pandemic

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. To date, our financial condition and operations have not been significantly impacted by the COVID-19 outbreak; however, the ongoing challenges associated with the pandemic, including the emergence of new variants of the coronavirus, such as the Delta variant, and resurgences in the number and rates of infections, make it difficult to assess the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, liquidity and financial condition, all of which will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

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

Given the persistent uncertainty of the evolving pandemic, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our future clinical trial activities due to the inability of patients to come to their monitoring visits, the closing of eye clinics, and/or diversion of resources that are necessary to conduct our future studies to care for COVID-19 patients.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following sets forth our results of operations (dollars in thousands):

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
Operating expenses:
Research and development	$4,166	$4,632	$(466)	(10%)
General and administrative	3,575	1,408	2,167	*
Total operating expenses	7,741	6,040	1,701	28%
Loss from operations	(7,741)	(6,040)	(1,701)	28%
Interest income	33	9	24	*
Change in fair value of preferred stock tranche obligation	—	162	(162)	(100%)
Net loss	$(7,708)	$(5,869)	$(1,839)	31%

* Percentage change is greater than 100%.

Research and Development Expenses

Research and development expenses comprised (dollars in thousands):

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
Personnel costs	$1,939	$1,454	$485	33%
CRO, CMO, nonclinical and other services	1,476	2,470	(994)	(40%)
Facility costs, travel and other	334	395	(61)	(15%)
Professional services	241	114	127	*
Materials and supplies	176	199	(23)	(12%)
Total research and development expenses	$4,166	$4,632	$(466)	(10%)

* Percentage change is greater than 100%.

As of June 30, 2021 and 2020, we had 19 and 20 employees, respectively, engaged in research and development activities in our Baltimore, Maryland and Redwood City, California facilities.

Our research and development activities consist primarily of costs associated with the development of GB-102 for which we are conducting one U.S. Phase 2 clinical trial in patients with wet AMD, and one U.S. Phase 2 clinical trial in patients with DME, which was completed in 2020. Research and development expenses were $4.2 million and $4.6 million for the three months ended June 30, 2021 and 2020, respectively. The decrease was primarily due to a reduction in clinical trial expenses due to the completion of the treatment phase of the GB-102 Phase 2b clinical trial in December 2020, offset in part by an increase in compensation costs. Based on our current plans to fund the advancement of GB-102 only through additional reformulation and pre-clinical activities, and our plans to commence a Phase 1 trial for GB-401 in glaucoma no earlier than the second half of 2022, we expect R&D expenses to increase modestly in 2021 compared to 2020.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (dollars in thousands):

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
Personnel costs	$1,779	$523	$1,256	*
Facility costs, travel and other	856	57	799	*
Professional services	615	478	137	29%
Patent filing and portfolio costs	325	350	(25)	(7%)
Total general and administrative expenses	$3,575	$1,408	$2,167	*

* Percentage change is greater than 100%.

As of June 30, 2021 and 2020, we had eight and four employees, respectively, engaged in general and administrative activities.

General and administrative expenses were $3.6 million and $1.4 million for the three months ended June 30, 2021 and 2020, respectively. The increase was primarily due to a $0.8 million increase in stock-based compensation, a $0.6 million increase in the cost of directors and officers insurance as a result of becoming a public company, and an increase in headcount.

Interest Income

Interest income was $33,000 and $9,000 for the three months ended June 30, 2021 and 2020, respectively. The increase was primarily due to the investment of $92.0 million of IPO net proceeds closed in September 2020.

Preferred Stock Tranche Obligation

The change in fair value of Preferred Stock Tranche Obligation for the three months ended June 30, 2020 reflects the fair value adjustment of $162,000. In September 2020, the Preferred Stock Tranche Obligation expired upon the effectiveness of the IPO registration statement, resulting in a corresponding elimination of the associated liability.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following sets forth our results of operations (dollars in thousands):

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
Operating expenses:
Research and development	$10,614	$10,717	$(103)	(1%)
General and administrative	8,615	3,119	5,496	*
Total operating expenses	19,229	13,836	5,393	39%
Loss from operations	(19,229)	(13,836)	(5,393)	39%
Interest income	72	117	(45)	(38%)
Change in fair value of preferred stock tranche obligation	—	56	(56)	(100%)
Net loss	$(19,157)	$(13,663)	$(5,494)	40%

* Percentage change is greater than 100%.

Research and Development Expenses

Research and development expenses comprised (dollars in thousands):

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
Personnel costs	$4,207	$2,918	$1,289	44%
CRO, CMO, nonclinical and other services	4,041	6,296	(2,255)	(36%)
Facility costs, travel and other	997	914	83	9%
Materials and supplies	742	393	349	89%
Professional services	627	196	431	*
Total research and development expenses	$10,614	$10,717	$(103)	(1%)

* Percentage change is greater than 100%.

Our research and development activities consist primarily of costs associated with the development of GB-102 for which we completed one U.S. Phase 2 clinical trial in patients with wet AMD during 2021, and one U.S. Phase 2 clinical trial in patients with DME, which was completed in 2020. Research and development expenses were $10.6 million and $10.7 million for the six months ended June 30, 2021 and 2020, respectively. While there was little overall change in research and development expenses, clinical trial expenses decreased in 2021 due to the completion of the treatment phase of the GB-102 Phase 2b clinical trial in December 2020, which was largely offset by fees incurred upon the cancellation of clinical supply orders for the GB-102 Phase 3 clinical trial and an increase in compensation costs. Based on our current plans to fund the advancement of GB-102 only through additional reformulation and pre-clinical activities, and our plans to commence a Phase 1 trial for GB-401 in glaucoma no earlier than the second half of 2022, we expect R&D expenses to increase modestly in 2021 compared to 2020.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (dollars in thousands):

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
Personnel costs	$3,441	$1,023	$2,418	*
Facility costs, travel and other	1,827	125	1,702	*
Professional services	1,433	1,323	110	8%
Write-off of deposits on fixed assets purchase commitments	1,352	—	1,352	*
Patent filing and portfolio costs	562	648	(86)	(13%)
Total general and administrative expenses	$8,615	$3,119	$5,496	*

* Percentage change is greater than 100%.

General and administrative expenses were $8.6 million and $3.1 million for the six months ended June 30, 2021 and 2020, respectively. The increase was primarily due to a $1.5 million increase in stock-based compensation, a $1.3 million increase in the cost of directors and officers insurance as a result of becoming a public company, the $1.3 million write-off of deposits on fixed assets purchase commitments, and an increase in headcount.

Interest Income

Interest income was $72,000 and $117,000 for the six months ended June 30, 2021 and 2020, respectively. The reduction was primarily due to lower interest income on our invested cash resulting from significantly lower market interest rates, as driven by the reduction of the targeted federal funds rate in response to the economic effects of COVID-19.

Preferred Stock Tranche Obligation

The change in fair value of Preferred Stock Tranche Obligation for the six months ended June 30, 2020 reflects the fair value adjustment of $56,000. In September 2020, the Preferred Stock Tranche Obligation expired upon the effectiveness of the IPO registration statement, resulting in a corresponding elimination of the associated liability.

Liquidity and Capital Resources

Overview

To date, we have incurred losses and negative cash flows from operations. As of June 30, 2021, we had available cash, cash equivalents and short-term investments of $73.6 million and an accumulated deficit of $152.5 million. Prior to our IPO, our operations had been financed primarily by gross proceeds of approximately $134.0 million from the sale of convertible promissory notes and our convertible preferred stock. In connection with our IPO, we issued and sold an aggregate of 6,468,750 shares of common stock (inclusive of 843,750 shares of common stock issued and sold pursuant to the exercise of the underwriters’ option to purchase additional shares) at a price of $16.00 per share for net proceeds of $92.0 million, after deducting underwriters’ discounts and commissions and offering costs.

Funding Requirements

Any product candidates we may develop may never achieve commercialization and we anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings or other capital sources, potentially including collaborations, licenses and other similar arrangements. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research, manufacturing and development services, costs relating to the build-out of our headquarters, laboratories and manufacturing facility, license payments or milestone obligations that may arise, laboratory and related supplies, clinical costs, manufacturing costs, legal and other regulatory expenses and general overhead costs.

Based upon our current operating plan, which no longer includes the cost of Phase 3 clinical trials for GB-102 commencing in 2021, we believe our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements in excess of 12 months from the issuance date of these financial statements. We base this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The Company bases the sufficiency of its existing cash, cash equivalents and short-term investments to fund its operations on the current period re-forecast of the Company’s projected cash burn rate following the Company’s decision to only proceed with further clinical trials for GB-102 if funded by a partner. While management believes that the Company’s current cash, cash equivalents and short-term investments are adequate to meet its needs for the next 12 months from issuance, the Company will seek to raise additional funds in order to further advance its research and development programs, operate its business and meet its obligations as they come due.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(17,045)	$(16,933)
Investing activities	(9,096)	19,946
Financing activities	587	(1,341)
Net (decrease) increase in cash and cash equivalents	$(25,554)	$1,672

Operating Activities

Cash used in operating activities of $17.0 million during the six months ended June 30, 2021 was primarily attributable to our net loss of $19.2 million and an increase of $0.6 million in our working capital, partially offset by non-cash charges of $2.8 million principally with respect to stock-based compensation.

Cash used in operating activities of $16.9 million during the six months ended June 30, 2020 was primarily attributable to our net loss of $13.7 million and an increase of $3.8 million in our working capital, partially offset by non-cash charges of $0.6 million principally with respect to stock-based compensation.

Investing Activities

Cash used in investing activities of $9.1 million during the six months ended June 30, 2021 consisted of $58.1 million of purchases of investments and $0.3 million of purchases of property and equipment, partially offset by $49.3 million provided upon maturity of short-term investments.

Cash provided by investing activities of $19.9 million during the six months ended June 30, 2020 consisted of $20.1 million provided on maturity of short-term investments, partially offset by $0.2 million of purchases of property and equipment.

Financing Activities

Cash provided by financing activities of $0.6 million during the six months ended June 30, 2021 was related to proceeds received from the exercise of stock options.

Cash used in financing activities of $1.3 million during the six months ended June 30, 2020 was principally related to the payment of offering costs.

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

During the six months ended June 30, 2021, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We are also a “smaller reporting company,” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, because both the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of June 30th. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recently Adopted Accounting Pronouncements

There have been no changes to the significant accounting policies as disclosed in Note 2 to the Company’s audited financial statements and related footnotes included in form 10-K (File No. 001-39538).

Contractual Obligations and Other Commitments

Contractual Obligations

For a description of our contractual obligations as of June 30, 2021, see Note 5 – Commitments and Contingencies, to the condensed financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

We are party to license agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of licensed products. None of these events had occurred as of June 30, 2021, and no royalties were due from the sales of licensed products.

We enter into contracts in the normal course of business with CROs for clinical trials and CMOs for clinical supply manufacturing and with vendors for equipment, preclinical research studies, research supplies and other services and products for operating purposes. As of June 30, 2021, these commitments were approximately $1.1 million due within three to nine months. These contracts generally provide for termination on notice of 60 to 90 days. During the six months ended June 30, 2021, the Company terminated several contracts with its equipment vendors and CMOs. The termination of these contracts resulted in the cancelation of commitments totaling $3.7 million that were disclosed as of December 31, 2020. From this amount, the Company recognized $2.2 million in write-off expense in the Company’s statement of operations, comprising $1.3 million in equipment deposits and $900,000 in other commitments and cancellation fees. As of June 30, 2021, there were no unpaid cancellation or other related costs and none are anticipated.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

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

Summary of Risk Factors

An investment in our common stock involves various risks, and prospective investors are urged to carefully consider the matters discussed in the section titled “Risk Factors” prior to making an investment in our common stock. These risks include, but are not limited to, the following:

•

We are a clinical-stage biopharmaceutical company with no products approved. We have incurred significant losses since inception, and we expect to incur continued and increasing losses over the next several years and may never achieve or maintain profitability.

•

We will need substantial additional funding to support our operations and pursue our growth strategy. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

•	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•	Our approach to the treatment of retinal diseases is unproven, and we do not know whether we will be able to successfully develop any products.
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

•	The market price of our stock has been and may continue to be volatile, and you could lose all or part of your investment.

•	Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
•

We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

Risks Related to Our Financial Position and Need For Additional Capital

We are a clinical-stage biopharmaceutical company no products approved. We have incurred significant losses since inception, and we expect to incur continued and increasing losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $7.7 million and $5.9 million for the three months ended June 30, 2021 and 2020, respectively, and $19.2 million and $13.8 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, we had an accumulated deficit of $152.5 million and $133.4 million, respectively. To date, we have financed our operations primarily through private placements of convertible preferred stock and convertible promissory notes and the issuance of common stock upon our initial public offering, or IPO. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and general and administrative costs to support such efforts. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

We have no product sales. We do not expect sales of any product candidate for several years. For us to become profitable, we will need to succeed in developing and commercializing products. This will require us to be successful in a range of challenging activities, including:

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

As of June 30, 2021, we had cash, cash equivalents and short-term investments of $73.6 million, which we believe is sufficient to fund our operations as currently planned beyond the next 12 months. Our future funding requirements will depend on many factors, including:

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

The success of our product candidates is dependent upon the drug-elution profile during the course of intended therapy. Our Phase 1/2a and our Phase 2a trials have been open label and have not been compared to any active treatments. The treatment phase of our Phase 2b trial with GB-102 in wet AMD included a control arm with Eylea, which is the current standard of care. Compared to Eylea, GB-102 1 mg demonstrated median durability of 5 months and improved safety profile as compared to the previous version. Compared to Eylea, we observed non-statistical similar control of Central Subfield Thickness (CST) of the retina, and lower average BCVA across all time points. In March 2020, we terminated the development of the 2 mg dose of GB-102 in all of our clinical trial programs, including the arm of our Phase 2b trial, so the results of that arm have been disregarded. If we determine to make any future changes to the formulation, such changes could affect the outcome of any subsequent clinical trials. As a result of any of these therapeutic or formulation changes, the outcome of our potential future or Phase 3 clinical trials may differ from the outcome of our Phase 1/2a and Phase 2b clinical trials. If the BCVA results of clinical trials with any potential new therapeutic or product formulation, including therapies that do not involve intravitreal delivery, are similar to the results from the Phase 2b results, we may not be able to obtain regulatory approvals or, even if approved, achieve market acceptance of our product candidates.

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

Subsequently, we tested two doses of an optimized formulation of GB-102 in a Phase 2a clinical trial in patients with macular edema, or ME, secondary to either DME or branch/central retinal vein occlusion, or RVO, as well as in the completed Phase 2b clinical trial in wet AMD. In that Phase 2a trial, we observed that there were more incidences of medication present in the anterior chamber with the 2 mg dose of GB-102, which, in a single patient, resulted in two serious adverse events, or SAEs (severe vision loss due to presence of medication in anterior chamber and corneal edema as a result of wash-out of the anterior chamber). As a result, we paused enrollment in our Phase 2b wet AMD trial until an interim safety analysis of both trials could be performed. On the basis of the results of this safety analysis, we terminated the development of the 2 mg dose of GB-102 in all of our clinical trial programs and have disregarded the results, other than those related to safety, of the GB-102 2 mg arm of the ALTISSIMO Phase 2b trial.

Some of our clinical trials, including our Phase 1/2a clinical trial and our completed Phase 2b clinical trial of GB-102 for the treatment of wet AMD, had small patient populations, making it difficult to predict whether the favorable results from such trials will be repeatable in larger, more advanced clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

Our business could be materially adversely affected, directly or indirectly, by the widespread outbreak of contagious disease, including the ongoing COVID-19 pandemic, which has spread to many of the countries in which we and our suppliers do business. National, state, and local governments in affected regions have implemented and may continue to implement safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter in place orders and shutdowns, business closures, cancellations of public gatherings and other measures. Organizations, businesses and individuals are taking additional steps to avoid or reduce infection, including business and facility closures or suspensions, limitations on travel and remote working measures. These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide. As new variants of the coronavirus emerge, or if the rates of infections increase, these measures and associated disruptions could intensify in both scope and adverse impact on our business, results of operations and financial condition.

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

The COVID-19 pandemic has disrupted business operations. The extent and severity of the impact on our business and clinical trials will be determined largely by the extent of future disruptions in the supply chains for GB-102 and our future product candidates and delays in the conduct of current and future clinical trials. Further, our ability to conduct our future clinical trials may be adversely affected, directly or indirectly, by the COVID-19 pandemic, which has been known to cause disruptions in the ability to monitor patients in person due to clinics and hospitals closing sites or diverting the resources that are necessary to conduct clinical trials to care for COVID-19 patients. Further, our suppliers, vendors and manufacturing and clinical trial partners have been adversely affected by the COVID-19 pandemic, including by adversely impacting the ability of their employees to get to their places of work and maintain the continuity of their on-site operations. COVID-19 could potentially lead to the closure of our research lab and potentially delay IND-enabling activities, which could delay the start of clinical trials. In addition, the impact of the COVID-19 pandemic on the operations of the FDA and other health authorities may delay potential approvals of GB-102 and our future product candidates.

The COVID-19 pandemic has also impacted and may further impact the global economic and capital markets, including by negatively impacting capital markets, which may adversely affect our business, liquidity and access to capital. It is further possible that the COVID-19 pandemic will cause another economic slowdown of potentially extended duration.

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

We may not be able to initiate clinical trials for our wet AMD, DME, diabetic retinopathy, or DR, or glaucoma product candidates or our other product candidates that we may develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or similar regulatory authorities outside the United States. Although there is a significant prevalence of disease in the areas of ophthalmology in which we are focused, we may nonetheless experience unanticipated difficulty with patient enrollment.

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

We currently rely on third parties for the production of GB-102 and our product candidates for preclinical testing and clinical trials, including supply of active pharmaceutical ingredient drug substance, sunitinib, as well as polymers used in the formulations, such as poly(lactic-co-glycolic acid), or PLGA, injection devices, and other raw materials and for sterilization of the finished product. We intend to build our own manufacturing capabilities for our drug formulations, but could also decide to keep contracting with third parties if it is more advantageous. While we believe that our existing manufacturing partners have facilities that will be sufficient to meet our requirements for manufacturing GB-102 and any of our product candidates for which we obtain marketing approval, we may in the future need to rely on additional contract manufacturing organizations, or CMOs, for some aspects of the manufacture of our product candidates.

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

For our recently completed Phase 2b trial, GB-102 was manufactured by Lubrizol Life Science Health. We will need to obtain future supplies of GB-102 from our own manufacturing or from third-party manufacturers that we have engaged, or expect to engage. Although we are working to develop commercially viable manufacturing processes, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale up, formulation or formulation changes, process reproducibility, stability issues, lot consistency and timely availability of reagents or raw materials. Any of these challenges could delay completion of preclinical studies or clinical trials, require bridging studies or trials, or the repetition of one or more studies or trials, increase development costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods and have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

We currently rely on third parties for the production of GB-102 and our product candidates for preclinical testing and clinical trials, including supply of active pharmaceutical ingredient drug substance, sunitinib, as well as polymers used in the formulations, such as PLGA, injection devices, other raw materials, and for the sterilization of the finished product. We intend to build our own manufacturing capabilities, and it is common that various aspects of the development program, such as manufacturing methods, may be altered in an effort to optimize yield, manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates and generate revenue.

Our current operations are in two locations, and we or the third parties upon whom we depend, may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our current operations are located in Baltimore, Maryland and Redwood City, California, and our planned clinical trials will be conducted at a limited number of other sites. Any unplanned event, such as earthquake, flood, fire, explosion, extreme weather condition, medical epidemic or pandemic, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our CMOs, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, operating results and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research or manufacturing facilities or the manufacturing facilities of our CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our CMOs, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption could have a material and adverse effect on our business, financial condition, operating results and prospects.

Risks Related to Commercialization

Our products may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, and the market opportunity for these products may be smaller than we estimate.

GB-102 or any of our product candidates that receives marketing approval may fail to gain market acceptance by physicians, patients, third-party payors and others in the medical community. We have not received marketing approval and have not commercially launched GB-102 or any of our product candidates and cannot yet accurately predict whether it or they will gain market acceptance and become commercially successful.

The degree of market acceptance of GB-102 or any product candidate for which we obtain marketing approval will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;
•	our ability to offer our products for sale at competitive prices, particularly in light of the lower cost of alternative treatments;
•	the clinical indications for which the product is approved;
•	the convenience and ease of administration compared to alternative treatments, including the retention of any of our products as preferred treatment by patients and doctors;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of our marketing and distribution support;
•	the timing of market introduction of competitive products;
•	the availability of third-party coverage and adequate reimbursement;
•	the prevalence and severity of any side effects; and
•	any restrictions on the use of our products together with other medications.

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

If we are unable to secure a partner that can establish and maintain adequate sales, marketing and distribution capabilities, we may not be successful in commercializing any of our product candidates if and when they are approved. If we are unable to establish and maintain our own adequate sales, marketing and distribution capabilities, we may not be successful in commercializing our other product candidates if and when they are approved.

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

There are risks involved with both establishing our own sales, marketing, and distribution capabilities and with entering into arrangements with third parties to perform these services. We may not be successful in entering into arrangements with third parties to sell, market and distribute our products or may be unable to do so on terms that are most beneficial to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to market, sell and distribute our products effectively. Our product revenues and our profitability, if any, under third-party collaboration, distribution or other marketing arrangements may also be lower than if we were to sell, market and distribute a product ourselves. On the other hand, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of any product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

If we do not establish sales, marketing, and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.

The development and commercialization of new drug and device products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to our product candidates that we may seek to develop or commercialize. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

The current standard of care for wet AMD is monotherapy administration of anti-VEGF drugs, principally Eylea, Avastin and Lucentis, which are well-established therapies and are widely accepted by physicians, patients and third-party payors, as well as Beovu, the most recently approved anti-VEGF drug. There are also several product candidates in late-stage clinical development for wet AMD, including those being developed by F. Hoffmann-La Roche AG, Kodiak Sciences Inc., Samsung Bioepis, Clearside Biomedical, Inc., Regeneron Pharmaceuticals, Inc., REGENXBIO, Inc., Chengdu Kanghong Pharmaceutical Group Co., Ltd, Outlook Therapeutics, Inc., and Opthea Limited. Physicians, patients and third-party payors may not accept the addition of GB-102 to their current treatment regimens for a variety of potential reasons, including:

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

We currently hold $10 million in product liability insurance coverage, with a per incident limit of $250,000, which may not be adequate to cover all liabilities that we may incur. We will need to increase our insurance coverage as we conduct additional or larger clinical trials and should we eventually realize sales of any product candidate for which we obtain marketing approval.

Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Our Dependence on Third Parties

We intend to enter into collaborations with third parties in which they may complete or fund the clinical development, secure regulatory approval, and conduct the commercialization of GB-102, and may also do so for our other product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

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

We currently solely own or exclusively license patents and patent applications that encompass our current product candidates. We do not control the prosecution of the exclusively licensed patents and patent applications from Johns Hopkins University, or JHU, although we have input into the prosecution. In the future, we may choose to license additional patents or patent applications from third parties that we conclude are useful or necessary for our business goals. We may not have the right to control the preparation, filing, prosecution or maintenance of such additional licensed patent applications. Therefore, if we do license additional patents or patent applications in the future, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed. For example, we could become a party to foreign opposition proceedings, such as at the European Patent Office, or patent litigation and other proceedings in a foreign court. If so, uncertainties resulting from the initiation and continuation of such proceedings could have a material adverse effect on our ability to compete in the marketplace. The cost of foreign adversarial proceedings can also be substantial, and in many foreign jurisdictions, the losing party must pay the attorney fees of the winning party.

Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization of our product candidates, thereby reducing or eliminating any advantages of the patent. To the extent our product candidates based on that technology are not commercialized significantly ahead of the date of any applicable patent, or to the extent we have no other patent protection on such product candidates, those product candidates would not be protected by patents, and we would then rely solely on other forms of exclusivity, such as regulatory exclusivity provided by the Federal Food, Drug, and Cosmetic Act, or FDCA, or trade secret protection.

Patents filed by our licensor, Johns Hopkins University, may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and may limit our ability to contract with non-U.S. manufacturers.

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

Sunitinib, the active ingredient in both GB-102 and GB-103, is currently under patent protection by Pfizer in the United States until August 15, 2021 and expired in the European Union in July 2021. Although we separately own or license patents or patent applications relating to GB-102 and GB-103 that will not expire until dates ranging from 2031 to 2039, it is possible that new competing products utilizing sunitinib will be introduced for ocular diseases that could compete with our product candidates. We do not currently expect to commercialize any of our product candidates until after the expiration of Pfizer’s patent protection. As a result, it is possible that other products based on sunitinib may impair our ability to successfully commercialize our product candidates or gain market acceptance, which could adversely affect our business and operating results.

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

Because our current clinical candidates incorporate small molecules, after commercialization they will be subject in the United States to the patent litigation process of the Hatch-Waxman Amendments, which allows a generic company to submit an Abbreviated New Drug Application, or ANDA, to the FDA to obtain approval to sell our drug using bioequivalence data only. Under the Hatch-Waxman Amendments, we will have the opportunity to list all of our patents that cover our drug product or its method of use in the FDA’s compendium of “Approved Drug Products with Therapeutic Equivalence Evaluation,” sometimes referred to as the FDA’s Orange Book. Currently, in the United States, the FDA may grant three years of exclusivity to a new formulation, for which our GB-102 and GB-103 products would qualify, and other changes to a drug, such as the addition of a new indication to the package insert, if the application contains reports of new clinical investigations (other than bioavailability studies) conducted or sponsored by the sponsor that were essential to the approval of the application. The FDA also may grant five years of exclusivity for new chemical entities, or NCEs, for which GB-401 would qualify. An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. A generic company can submit an ANDA to the FDA immediately after FDA approval of our GB-102 and GB-103 products and four years after approval of GB-401. The submission of an ANDA by a generic company is considered a technical act of patent infringement. The generic company can certify that it will wait until the natural expiration date of our listed patents to sell a generic version of our product or can certify that one or more of our listed patents are invalid, unenforceable or not infringed. If the latter, we will have 45 days to bring a patent infringement lawsuit against the generic company. This will initiate a challenge to one or more of our Orange Book listed patents based on arguments from the generic company that either our patent is invalid, unenforceable or not infringed. Under the Hatch-Waxman Amendments, if a lawsuit is brought, the FDA is prevented from issuing a final approval on the generic drug until 30 months after the end of the data exclusivity period, or a final decision of a court holding that our asserted patent claims are invalid, unenforceable or not infringed. If we do not properly list our relevant patents in the Orange Book, or timely file a lawsuit in response to a certification from a generic company under an ANDA, or if we do not prevail in the resulting patent litigation, we can lose our proprietary market, which can rapidly become generic. Further, even if we do correctly list our relevant patents in the Orange Book, bring a lawsuit in a timely manner and prevail in that lawsuit, it may be at a very significant cost to us of attorneys’ fees and employee time and distraction over a long period. Further, it is common for more than one generic company to try to sell an innovator drug at the same time, and so we may be faced with the cost and distraction of multiple lawsuits. We may also determine it is necessary to settle the lawsuit in a manner that allows the generic company to enter our market prior to the expiration of our patent or otherwise in a manner that adversely affects the strength, validity, or enforceability of our patent.

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

Filing, prosecuting, and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly in developing countries. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

If we fail to comply with our obligations under the license agreement with JHU, we could lose license rights that are necessary for developing and commercializing one or more of our product candidates.

Our exclusive license with JHU for technology relating to our lead product candidates imposes various development, commercialization, royalty payment, diligence and other obligations on us. Specifically, we are required to:

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

We rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. To protect our proprietary technology and processes, we also rely in part on confidentiality and intellectual property assignment agreements with our current and potential corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information nor result in the effective assignment to us of intellectual property and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover our trade secrets and proprietary information, and in such case, we could not assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

In our future clinical trials, any SAEs could result in the FDA delaying such clinical trials or denying or delaying clearance or approval of a product. Even though an AE may not be the result of the failure of one of our drug candidates, the FDA or an IRB could delay or halt a clinical trial for an indefinite period of time while an AE is reviewed, and likely would do so in the event of multiple such events. Any delay or termination of our current or future clinical trials as a result of the risks summarized above, including delays in obtaining or maintaining required approvals from IRBs, delays in patient enrollment, the failure of patients to continue to participate in a clinical trial, and delays or termination of clinical trials as a result of protocol modifications or AEs during the trials, may cause an increase in costs and delays in the submission of any New Drug Applications, or NDAs, to the FDA, delay the approval and commercialization of our products or result in the failure of the clinical trial, which could adversely affect our business, operating results and prospects. Lengthy delays in the completion of clinical trials of our products would adversely affect our business and prospects and could cause us to cease operations.

If preliminary data demonstrate that any of our product candidates has an unfavorable safety profile and is unlikely to receive regulatory approval or be successfully commercialized, we may voluntarily suspend or terminate future development of such product candidate. Any one or a combination of these events could prevent us from obtaining regulatory approval and achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product candidate, which in turn could delay or prevent us from generating significant revenues from the sale of the product.

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

The activities associated with the development of our product candidates, including design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside the United States. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing a product candidate. We have not submitted for regulatory approval to market GB-102 or any other product candidate.

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive and may take many years, especially if additional clinical trials are required, if approval is obtained at all. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and purity. The FDA’s and other regulatory agencies’ decision to grant us regulatory approval will depend on our ability to demonstrate with substantial clinical evidence through adequate well-controlled clinical trials, that the product candidates are effective, as measured statistically by comparing the overall improvement in actively-treated patients against improvement in the control group. However, there is a possibility that our data may fail to demonstrate statistically significant non-inferiority versus the active control. Alternatively, there is a possibility that our data may be statistically significant, but that the actual clinical benefit of the product candidates may not be considered to be clinically significant, clinically relevant or clinically meaningful. We cannot predict whether the regulatory agencies will find that our clinical trial results provide compelling data. Even if we believe that the data from our trials will support regulatory approval in the United States or in Europe, we cannot predict whether the agencies will agree with our analysis and approve our applications.

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

•	the facilities or conduct of the third-party manufacturers with which we contract may not be adequate to support approval of our product candidates; and
•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. The United Kingdom and European Union entered into the Trade and Cooperation Agreement, effective January 1, 2021, which sought to resolve some of the outstanding issues related to Brexit, including free trade and an overarching governance structure for business conducted between the jurisdictions. Under the Trade and Cooperation Agreement, there was a transition period in which the U.K. was not designated as a “third country” and, as a result, personal data could flow from the EU to the U.K. without any adequacy mechanisms (e.g., Standard Contractual Clauses, etc.). The Trade and Cooperation Agreement went into full force on May 1, 2021, and the transition period with regard to personal data automatically terminated on June 26, 2021.  On June 28, 2021, the European Commission adopted two definitive adequacy decisions addressing the transfers of personal data to the United Kingdom under the General Data Protection Regulation (GDPR) and the Law Enforcement Directive.

Because this Trade and Cooperation Agreement is still new, it is unclear how it may affect the regulatory framework for our products. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

In the event any of our product candidates receive regulatory approval and we or others identify undesirable side effects, AEs or other problems caused by one of our products, any of the following adverse outcomes could occur, which could result in the loss of significant revenue to us and materially and adversely affect our operating results and business:

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

Non-compliance with European Union requirements regarding safety monitoring or pharmacovigilance, or with requirements related to the development of products for the pediatric population, can also result in significant financial penalties.

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

In addition, notwithstanding the approval of products by the FDA under Section 505(b)(2), certain pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s current interpretation of Section 505(b)(2) is successfully challenged, the FDA may change its 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and mandatory delays in approval of our NDAs for up to 30 months or longer depending on the outcome of any litigation. It is not uncommon for the owner of the NDA of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions could significantly delay, or even prevent, the approval of a new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. In addition, even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this would ultimately lead to earlier approval.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation, affordability, and use of any product candidates for which we obtain regulatory approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain regulatory approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

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

Recently enacted and future legislation, including healthcare legislative reform measures, may adversely affect or limit our ability to commercialize our products, including the prices that we can obtain for any products that are approved in the United States or foreign jurisdictions, and may negatively impact our business and results of operations.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could affect our ability to profitably sell or commercialize any product candidate for which we obtain regulatory approval. The pharmaceutical industry and medical device industry have been a particular focus of these efforts and have been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted, may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for any FDA approved product.

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

There have been executive, legislative and judicial efforts to modify, repeal, or otherwise invalidate all, or certain aspects of, the ACA. By way of example, the Tax Cuts and Jobs Act of 2017, or the Tax Reform Act, was enacted, effective January 1, 2019, and included, among other things, a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is uncertain how any such challenges and the healthcare measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders, and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing and importation. As a result, the FDA also released a final rule in September 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, in November 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. The Centers for Medicare & Medicaid Services, or CMS, also issued an interim final rule that establishes a Most Favored Nation, or MFN, Model for Medicare Part B drug payments. This regulation would substantially change the reimbursement landscape as it bases Medicare Part B payment for 50 selected drugs on prices in foreign countries instead of average sales prices, or ASP, and establishes a fixed add-on payment in place of the current 6 percent (4.3 percent after sequestration) of ASP. The MFN drug payment amount is expected to be lower than the current ASP-based limit because U.S. drug prices are generally the highest in the world. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District Court for the District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. On May 21, 2021, an industry group sued CMS, claiming that the change to the Best Price rule exceeds CMS’s statutory authority and is contrary to the Medicaid Rebate statute. This litigation is ongoing. It is unclear to what extent these new regulations will be implemented and to what extent these regulations or any future legislation or regulations by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration. Such reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our therapeutics.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing or selling certain products outside of the United States and such foreign operations would require us to develop and implement costly compliance programs.

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

Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, the European Union’s (EU) General Data Protection

Regulation, or GDPR, which became effective in May 2018, greatly increased the European Commission’s jurisdictional reach of its laws and adds a broad array of requirements for handling personal information, including, for example, requirements to establish a legal basis for processing, higher standards for obtaining consent from individuals to process their personal information, more robust disclosures to individuals and a strengthened individual data rights regime, requirements to implement safeguards to protect the security and confidentiality of personal information that requires the adoption of administrative, physical and technical safeguards, shortened timelines for data breach notifications to appropriate data protection authorities or data subjects, limitations on retention and secondary use of information, increased requirements pertaining to health data and additional requirements that we impose certain contractual obligations on third-party processors in connection with the processing of the personal information. EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal information, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal information. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal information relates, the transfer of personal information out of the European Economic Area, security breach notifications and the security and confidentiality of personal information. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater, and other administrative penalties. Additionally, the United Kingdom (“UK”) implemented the Data Protection Act effective in May 2018 and statutorily amended in 2019, that substantially implements the GDPR and contains provisions, including UK-specific derogations, for how GDPR is applied in the UK. On May 1, 2021, the transition period of the Trade and Cooperation Agreement between the EU and the UK ended.  Subsequently, the European Commission adopted a definitive adequacy decision addressing the transfers of personal data from the European Economic Area to the United Kingdom under the GDPR on June 28, 2021. As a result, we will have to continue to comply with the GDPR and also the Data Protection Act in the UK as well as the EU, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global turnover. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to our business operations may limit the use and adoption of our services, reduce overall demand for them. Changes in these legislations may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources for compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.

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

To comply with this guidance, we may need to implement additional safeguards to further enhance the security of data transferred out of the EU, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. Further, in November 2020, the European Commission published new versions of the Standard Contractual Clauses. Other countries (e.g., Australia and Japan) have also adopted certain legal requirements for cross-border transfers of personal information. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. While the Court of Justice of the European Union has upheld the adequacy of the Standard Contractual Clauses, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our products and services. If we are required to implement additional measures to transfer data from the European Economic Area, this could increase our compliance costs, and could adversely affect our business, financial condition and results of operations.

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

We expect to expand our development, regulatory and manufacturing capabilities and potentially implement sales, marketing, and distribution capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product development, clinical, regulatory affairs, manufacturing, sales, marketing, finance and distribution, which growth we expect to begin before we receive regulatory approval from the FDA or other regulatory authorities, and we may never receive such regulatory approval for any of our product approvals. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and our limited experience in managing such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The market price of our stock has been and may continue to be volatile, and you could lose all or part of your investment.

The trading price of our common stock has been in the past, and may continue to be, highly volatile and subject to wide fluctuations in response to various factors, many of which we cannot control. The market price for our common stock may be influenced by many factors, including the other risks described in this section and elsewhere in this filing, and the following:

•	results of preclinical studies and clinical trials of our product candidates, or those of our competitors or our existing or future collaborators;
•	the impact of the COVID-19 pandemic on our employees, trials, collaboration partners, suppliers, our results of operations, liquidity and financial condition;
•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our product candidates;
•	the success of competitive products or technologies;
•	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our products, clinical trials, manufacturing process or sales and marketing terms;

•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•	the success of our efforts to secure a partner to fund further clinical development of GB-102;
•	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
•	developments concerning any future collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates and products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure or policies of healthcare payment systems;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	announcement and expectation of additional financing efforts;
•	speculation in the press or investment community;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	the concentrated ownership of our common stock;
•	changes in accounting principles;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	natural disasters, pandemics and other calamities; and
•	general economic, industry and market conditions.

In addition, the stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations that have been often unrelated or disproportionate to the operating performance of the issuer. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. Finally, recent market volatility in certain stocks has at times been driven by factors unrelated to the underlying businesses, or macro or industry fundamentals, of public companies, and it is impossible to predict how long these dynamics will last. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. We had a total of 21,284,676 shares of our common stock outstanding as of June 30, 2021. All shares of our common stock are freely tradable, generally without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.

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

Based on the beneficial ownership of our common stock as of June 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 83% of our voting stock.

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

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in our periodic reports.

We will remain an EGC until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a “large accelerated filer,” which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Even after we no longer qualify as an EGC, we may still qualify as a “smaller reporting company,” or SRC, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Under the JOBS Act, EGCs can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an EGC, or we affirmatively and irrevocably opt out of the exemption provided by Section 7(a)(2)(B) of the Securities Act, upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-EGCs and the date on which we will adopt the recently issued accounting standard.

We are also currently an SRC, in part because the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year.  We are also currently considered an SRC because the market value of our stock held by non-affiliates is less than $250.0 million. We may continue to be a SRC if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of June 30th. If we are an SRC at the time we cease to be an EGC, we may continue to rely on exemptions from certain disclosure requirements that are available to SRCs. Specifically, as an SRC we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to EGCs, SRCs have reduced disclosure obligations regarding executive compensation.

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

The market price of our common stock has been and may continue to be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 is formatted in Inline XBRL					X

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

GRAYBUG VISION, INC.

Date: August 12, 2021	By:	/s/ Frederic Guerard
Frederic Guerard, Pharm.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Robert S. Breuil
Robert S. Breuil
Chief Financial Officer (Principal Accounting and Financial Officer)