Form 10-Q
period 2021-09-30
GRAYBUG VISION, INC.
filed 2021-11-12
CIK 1534133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-39538

GRAYBUG VISION, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	45-2120079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

203 Redwood Shores Parkway, Suite 620

Redwood City, CA 94065

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (650) 487-2800

275 Shoreline Drive, Suite 450, Redwood City, CA 94065

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of the Registrant’s common stock outstanding as of November 8, 2021 was 21,319,635.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GRAYBUG VISION, INC.

Condensed Balance Sheets

(in thousands)

	September 30, 2021	December 31, 2020
	(unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$11,452	$33,418
Short-term investments	61,102	61,615
Prepaid expenses and other current assets	1,942	4,207
Total current assets	74,496	99,240
Property and equipment, net	2,113	1,946
Prepaid expenses and other non-current assets	29	608
Total assets	$76,638	$101,794
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,066	$2,513
Accrued research and development	264	1,356
Other current liabilities	2,160	3,128
Total current liabilities	4,490	6,997
Deferred rent, long-term portion	12	11
Total liabilities	4,502	7,008
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	232,641	228,155
Accumulated deficit	(160,513)	(133,367)
Accumulated other comprehensive income (loss)	6	(4)
Total stockholders’ equity	72,136	94,786
Total liabilities and stockholders’ equity	$76,638	$101,794

See accompanying notes to unaudited condensed financial statements.

GRAYBUG VISION, INC.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$4,021	$4,757	$14,635	$15,474
General and administrative	3,996	2,064	12,611	5,183
Total operating expenses	8,017	6,821	27,246	20,657
Loss from operations	(8,017)	(6,821)	(27,246)	(20,657)
Interest income	28	3	100	120
Change in fair value of preferred stock tranche obligation	—	2,102	—	2,158
Net loss	(7,989)	(4,716)	(27,146)	(18,379)
Cumulative dividends on convertible preferred stock	—	(2,396)	—	(7,189)
Net loss attributable to common stockholders	$(7,989)	$(7,112)	$(27,146)	$(25,568)
Net loss per common share—basic and diluted	$(0.38)	$(2.52)	$(1.28)	$(13.74)
Weighted-average number of shares outstanding used in computing net loss per common share—basic and diluted	21,287,498	2,818,349	21,153,185	1,861,229

See accompanying notes to unaudited condensed financial statements.

GRAYBUG VISION, INC.

Condensed Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(7,989)	$(4,716)	$(27,146)	$(18,379)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	10	(3)
Comprehensive loss	$(7,989)	$(4,716)	$(27,136)	$(18,382)

See accompanying notes to unaudited condensed financial statements.

GRAYBUG VISION, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31, 2020	—	$—	20,979,265	$2	$228,155	$(133,367)	$(4)	$94,786
Stock issued on exercise of stock options	—	—	76,679	—	92	—	—	92
Stock-based compensation expense	—	—	—	—	1,129	—	—	1,129
Net loss	—	—	—	—	—	(11,449)	—	(11,449)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	4	4
Balance—March 31, 2021	—	$—	21,055,944	$2	$229,376	$(144,816)	$—	$84,562
Stock issued on exercise of stock options	—	—	228,732	—	495	—	—	495
Stock-based compensation expense	—	—	—	—	1,312	—	—	1,312
Net loss	—	—	—	—	—	(7,708)	—	(7,708)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	6	6
Balance—June 30, 2021	—	$—	21,284,676	$2	$231,183	$(152,524)	$6	$78,667
Stock issued on exercise of stock options	—	—	11,915	—	27	—	—	27
Issuance of common stock upon vesting of restricted stock units	—	—	20,000	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,431	—	—	1,431
Net loss	—	—	—	—	—	(7,989)	—	(7,989)
Balance—September 30, 2021	—	$—	21,316,591	$2	$232,641	$(160,513)	$6	$72,136

See accompanying notes to unaudited condensed financial statements.

GRAYBUG VISION, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance—December 31, 2019	117,809,883	$131,363	1,371,467	$—	$2,879	$(105,836)	$3	$(102,954)
Stock issued on exercise of stock options	—	—	5,446	—	11	—	—	11
Stock-based compensation expense	—	—	—	—	226	—	—	226
Net loss	—	—	—	—	—	(7,794)	—	(7,794)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(3)	(3)
Balance—March 31, 2020	117,809,883	$131,363	1,376,913	$—	$3,116	$(113,630)	$—	$(110,514)
Stock issued on exercise of stock options	—	—	5,287	—	12	—	—	12
Stock-based compensation expense	—	—	—	—	214	—	—	214
Net loss	—	—	—	—	—	(5,869)	—	(5,869)
Balance—June 30, 2020	117,809,883	131,363	1,382,200	—	3,342	(119,499)	—	(116,157)
Issuance of common stock upon the initial public offering, net			5,625,000	$1	$79,528	$—	$—	$79,529
Conversion of convertible preferred stock into common stock upon the initial public offering	(117,809,883)	$(131,363)	13,085,913	$1	$131,362	$—	$—	$131,363
Stock issued on exercise of stock options	—	—	42,402	—	54	—	—	54
Stock-based compensation expense	—	—	—	—	561	—	—	561
Net loss	—	—	—	—	—	(4,716)	—	(4,716)
Balance—September 30, 2020	—	—	20,135,515	2	214,847	(124,215)	—	90,634

See accompanying notes to unaudited condensed financial statements.

GRAYBUG VISION, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(27,146)	$(18,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,872	1,001
Depreciation	383	284
Change in fair value of preferred stock tranche obligation	—	(2,158)
Accretion of premium and discounts on investments, net	74	(17)
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	2,844	227
Accounts payable	(513)	(1,204)
Accrued research and development	(1,092)	(1,310)
Other current and non-current liabilities	(968)	(747)
Deferred rent, long term portion	1	10
Net cash used in operating activities	(22,545)	(22,293)
Investing activities:
Purchases of property and equipment	(484)	(197)
Purchases of investments	(72,610)	—
Maturity of investments	73,059	20,100
Net cash (used in) provided by investing activities	(35)	19,903
Financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions.	—	83,700
Proceeds from exercise of stock options	614	77
Payment of offering costs	—	(2,289)
Net cash provided by financing activities	614	81,488
Net (decrease) increase in cash and cash equivalents	(21,966)	79,098
Cash and cash equivalents at beginning of period	33,418	15,870
Cash and cash equivalents at end of period	$11,452	$94,968
Supplemental disclosures of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and other current liabilities	$—	$1,837
Conversion of convertible preferred stock into common stock upon initial public offering		$131,363
Property and equipment purchases included in accounts payable and other current liabilities	$115	$60

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

Going Concern Considerations

The Company incurred losses from operations and had negative cash flows from operating activities for the three and nine months ended September 30, 2021, and the Company’s accumulated deficit at September 30, 2021 was $160.5 million. The Company’s current operating plan indicates it will continue to incur losses from operations and generate negative cash flows from operating activities given expected ongoing expenditures related to research and development and the Company’s lack of revenue-generating activities at this point in the Company’s life cycle. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

Related Party Transactions

In August 2019, the Company engaged a consulting firm managed by the then-acting chief financial officer of the Company for professional services related to finance and other administrative functions. For the three and nine months ended September 30, 2020, the costs incurred under this arrangement totaled $212,000 and $657,000, respectively. These costs were recorded as general and administrative expense in the accompanying condensed statements of operations. The Company terminated its relationship with this entity in September 2020.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$8,133	—	—	$8,133
Total cash equivalents	8,133	—	—	8,133
Short-term investments:
Corporate debt securities	—	1,123	—	1,123
Commercial paper	—	56,478	—	56,478
U.S. Treasury notes	—	3,501	—	3,501
Total short-term investments	—	61,102	—	61,102
Total assets measured at fair value	$8,133	$61,102	$—	$69,235

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$15,677	$—	$—	$15,677
Corporate debt securities	—	2,500	—	2,500
Commercial paper	—	13,499	—	13,499
Total cash equivalents	15,677	15,999	—	31,676
Short-term investments:
Corporate debt securities	—	11,588	—	11,588
Commercial paper	—	50,027	—	50,027
Total short-term investments	—	61,615	—	61,615
Total assets measured at fair value	$15,677	$77,614	$—	$93,291

The following tables present information as to cost, unrealized gains and losses and fair value determination of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$8,133	$—	$—	$8,133
Total cash equivalents	8,133	—	—	8,133
Short-term investments:
Corporate debt securities	1,123	—	—	1,123
Commercial paper	56,472	6	—	56,478
U.S. Treasury notes	3,501	—	—	3,501
Total short-term investments	61,096	6	—	61,102
Total assets measured at fair value	$69,229	$6	$—	$69,235

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$15,677	$—	$—	$15,677
Corporate debt securities	2,502	—	(2)	2,500
Commercial paper	13,498	1	—	13,499
Total cash equivalents	31,677	1	(2)	31,676
Short-term investments:
Corporate debt securities	11,588	1	(1)	11,588
Commercial paper	50,030	2	(5)	50,027
Total short-term investments	61,618	3	(6)	61,615
Total assets measured at fair value	$93,295	$4	$(8)	$93,291

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

As of September 30, 2021, the contractual maturities of all available-for-sale investments were less than 12 months. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. All investments with unrealized losses have been in a loss position for less than 12 months. As a result, the Company did not recognize any other-than-temporary impairment losses as of September 30, 2021 and December 31, 2020.

There were no transfers between Levels 1, 2 or 3 for the periods presented.

4. Balance Sheet Components

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Salaries and benefits	$1,465	$2,302
Professional services	344	425
Deferred rent	5	27
Other	346	374
Total other current liabilities	$2,160	$3,128

5. Commitments and Contingencies

The Company enters into contracts in the normal course of business with contract research organizations, or CROs, for clinical trials and contract manufacturing organizations, or CMOs, for clinical supply manufacturing and with vendors for equipment, preclinical research studies, research supplies and other services and products for operating purposes. As of September 30, 2021, these commitments were approximately $1.1 million due within three to 18 months. These contracts generally provide for termination on notice of 60 to 90 days. During the nine months ended September 30, 2021, the Company terminated several contracts with its equipment vendors and CMOs. The termination of these contracts resulted in the cancelation of commitments totaling $3.7 million that were disclosed as of December 31, 2020. From this amount, the Company recognized $2.2 million in general and administrative expenses in the Company’s statement of operations for the write-off of $1.3 million in equipment deposits and $900,000 in other commitments and cancellation fees. As of September 30, 2021, there were no unpaid cancellation or other related costs and none are anticipated.

Operating Lease Agreements

  The Company leases a facility in Baltimore, Maryland under an operating lease with a term through June 2023. Rent expense for the three months ended September 30, 2021 and 2020 was $175,000 and $192,000, respectively. Rent expense for the nine months ended September 30, 2021 and 2020 was $553,000 and $544,000, respectively.

On July 29, 2021, the Company entered into a lease agreement for approximately 2,560 rentable square feet of office space in Redwood City, California. The lease commenced on August 18, 2021 with a 12-month initial term expiring on August 31, 2022. This new facility replaced the Company’s existing Redwood City lease when it expired on August 31, 2021. Upon execution of the lease, the Company delivered to the lessor a sum of $31,000, consisting of a security deposit and one month's rent. The total lease obligation over the term of the lease will be approximately $186,000.

Future minimum lease payments under the Company’s non–cancelable operating leases as of September 30, 2021 were as follows (in thousands):

Year ended December 31:
2021 (remaining three months)	$146
2022	527
2023	205
Total future minimum lease payments	$878

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2021, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

6. Preferred Stock Tranche Obligation

In July 2019, the Company authorized the sale of up to 61,773,000 shares of its Series C Convertible Preferred Stock, or Series C, at a price of $1.4693 per share, or Series C Financing. In July and August 2019, the Company issued 37,432,787 shares of Series C for aggregate gross proceeds of $55.0 million. In connection with this financing, certain purchasers of the Series C had the option to purchase up to an additional 17,014,902 shares of Series C at a price per share of $1.4693 for a period of up to 30 days after the Company notified them of the three-month readout from the Phase 2a clinical trial of GB-102 in patients with macular edema secondary to diabetic macular edema and retinal vein occlusion, or the Preferred Stock Tranche Obligation. The Company concluded that the Preferred Stock Tranche Obligation met the definition of a freestanding financial instrument, as the rights were legally detachable and separately exercisable from the Series C. Therefore, the Company allocated the proceeds received from the issuance of shares under the Series C Preferred Stock Purchase Agreement between the Preferred Stock Tranche Obligation and the Series C. The fair value of the Preferred Stock Tranche Obligation of $2.2 million on issuance was allocated from the $55.0 million proceeds of the Series C Financing and classified as a current liability on the balance sheet as the Series C would become redeemable upon a deemed liquidation event, the occurrence of which was not within the Company’s control. The Preferred Stock Tranche Obligation was remeasured at fair value at each reporting period using an option pricing valuation methodology. For the three and nine months ended September 30, 2020, the Company recognized a gain on change in fair value of preferred stock tranche obligation of $2.1 million and $2.2 million, respectively.

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

7. Stock-Based Compensation

2020 Equity Incentive Plan

In August 2020, the Company’s board of directors and stockholders adopted the Company’s 2020 Equity Incentive Plan, or the 2020 Plan, that became effective in connection with the IPO, and serves as the successor to the Company’s 2015 Stock Incentive Plan, or the 2015 Plan. The Company’s 2020 Plan authorizes the award of stock options, restricted stock units, or RSUs, restricted stock awards, or RSAs, stock appreciation rights, or SARs, performance awards and stock bonus awards. On January 1, 2021, the aggregate number of shares reserved for issuance was increased by an additional 1,048,963 shares pursuant to the automatic share reserve increase provision of the 2020 Plan. As of September 30, 2021, there were 433,515 shares available for issuance under the 2020 Plan.

2020 Employee Stock Purchase Plan

In August 2020 the Company’s board of directors and stockholders adopted the Company’s 2020 Employee Stock Purchase Plan, or the ESPP, that became effective in connection with the IPO, in order to enable eligible employees to purchase shares of the Company’s common stock with accumulated payroll deductions. As of September 30, 2021, there were 210,000 shares available for issuance under the ESPP. There have been no employee withholdings for the purchase of shares under the plan as of September 30, 2021.

Stock-Based Compensation Expense

Stock-based compensation expense recognized for options and RSUs granted was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$321	$105	$912	$245
General and administrative	1,110	456	2,960	756
Total stock-based compensation expense	$1,431	$561	$3,872	$1,001

As of September 30, 2021, the total unrecognized stock-based compensation expense related to outstanding unvested stock awards that are expected to vest was $16.9 million, which the Company expects to recognize over an estimated weighted-average term of 3.1 years.

8. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2021 and 2020. As of both September 30, 2021 and 2020, and consistent with all prior periods, the Company continued to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative net losses.

9. Net Loss Per Share Attributable to Common Stockholders

The Company calculates basic net loss per share based on the weighted-average number of common shares outstanding during the periods presented and calculates diluted net loss per share based on the weighted-average number of shares of common stock outstanding, including potentially dilutive securities. For the three and nine month period ended September 30, 2020, the Company’s net loss available to common stockholders included the cumulative dividends on convertible preferred stock of $2.4 million and $7.2 million, respectively.

For the three and nine months ended September 30, 2021 and 2020, basic and diluted net loss per share are the same due to the Company’s net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. During the three and nine months ended September 30, 2021 and 2020, potentially dilutive securities consisted of the common shares underlying outstanding stock options, warrants, and RSUs.

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of September 30,
	2021	2020
Stock options to purchase common stock	3,815,682	2,615,892
Restricted stock units	984,700	80,000
Warrants to purchase common stock	27,759	27,759

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing transformative medicines for the treatment of diseases of the retina and optic nerve. Our novel proprietary technologies are designed to release drugs in ocular tissue at a controlled rate for up to 12 months in order to improve patient compliance, reduce healthcare burdens and, ultimately, deliver better clinical outcomes. Our lead product candidate, GB-102, is an intravitreal injection of a microparticle depot formulation of sunitinib, a potent inhibitor of neovascular growth and permeability, which are leading causes of retinal disease. We are developing GB-102 as a once-every-six months intravitreal injection for the treatment of wet age-related macular degeneration, or wet AMD, and diabetic macular edema, or DME. In our Phase 1/2a clinical trial, GB-102 administered as a single 1 mg dose was well-tolerated in wet AMD patients and demonstrated durable clinical evidence of disease control of at least six months in approximately 88% of patients in this cohort. GB-102 has completed a dose-ranging, controlled and masked safety and efficacy Phase 2b clinical trial in patients with wet AMD, including the monitoring of patients, who were eligible and agreed to participate, for up to six months, in a post-treatment observational period of the trial. In March 2021, we reported topline data from the treatment phase of our Phase 2b trial of GB-102 and, in May 2021, we provided the results of our full analysis of the data, as well as our conclusion that further clinical trials of GB-102 would require funding by a partner, and, in September 2021, we reported topline data from the six-month observational period of our Phase 2b trial of GB-102. We are also using our proprietary technologies to develop GB-103, a once-a-year formulation of GB-102, for the treatment of diabetic retinopathy, or DR, as well as GB-401, an intravitreally injectable injected sustained-release formulation of a beta-adrenergic blocking agent prodrug with a dosing regimen of once-every-six months or longer for the treatment of primary open-angle glaucoma, or POAG. Given the 12-month or longer duration observed with GB-102 in our 18-month Phase 2b trial, we have stopped further development of GB-103, which was designed to maintain therapeutic drug levels in the retinal tissue for 12-months with a single injection. We believe that our product candidates could significantly improve clinical outcomes versus the respective standards of care for several ocular diseases.

We were incorporated in May 2011 and our operations to date have been financed primarily by gross proceeds of approximately $134.0 million from the issuance of convertible promissory notes and convertible preferred stock and $92.0 million in net proceeds from our initial public offering of our common stock, or IPO.

Since inception, we have had significant operating losses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. Our net loss was $8.0 million and $4.7 million for the three months ended September 30, 2021 and 2020, respectively, and $27.1 million and $18.4 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $160.5 million and cash, cash equivalents and short-term investments of $72.6 million.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following sets forth our results of operations (dollars in thousands):

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
Operating expenses:
Research and development	$4,021	$4,757	$(736)	(15%)
General and administrative	3,996	2,064	1,932	94%
Total operating expenses	8,017	6,821	1,196	18%
Loss from operations	(8,017)	(6,821)	(1,196)	18%
Interest income	28	3	25	*
Change in fair value of preferred stock tranche obligation	—	2,102	(2,102)	(100%)
Net loss	$(7,989)	$(4,716)	$(3,273)	69%

* Percentage change is greater than 100%.

Research and Development Expenses

Research and development expenses comprised (dollars in thousands):

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
Personnel costs	$1,497	$1,563	$(66)	(4%)
CRO, CMO, nonclinical and other services	1,487	2,345	(858)	(37%)
Facility costs, travel and other	680	484	196	40%
Professional services	277	272	5	2%
Materials and supplies	80	93	(13)	(14%)
Total research and development expenses	$4,021	$4,757	$(736)	(15%)

As of September 30, 2021 and 2020, we had 17 and 20 employees, respectively, engaged in research and development activities in our Baltimore, Maryland and Redwood City, California facilities.

Our research and development activities consist primarily of costs associated with the development of GB-102 for which we are conducting one U.S. Phase 2 clinical trial in patients with wet AMD, and one U.S. Phase 2 clinical trial in patients with DME, which was completed in 2020. Research and development expenses were $4.0 million and $4.8 million for the three months ended September 30, 2021 and 2020, respectively. The decrease was primarily due to a reduction in clinical trial expenses due to the completion of the treatment phase of the GB-102 Phase 2b clinical trial in December 2020, offset in part by an increase in compensation costs. Based on our current plans to fund the advancement of GB-102 only through additional reformulation and pre-clinical activities, and our plans to commence a Phase 1 trial for GB-401 in glaucoma no earlier than the second half of 2022, we expect R&D expenses to decrease in 2021 compared to 2020.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (dollars in thousands):

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
Personnel costs	$1,917	$867	$1,050	*
Facility costs, travel and other	934	167	767	*
Professional services	889	793	96	12%
Patent filing and portfolio costs	256	237	19	8%
Total general and administrative expenses	$3,996	$2,064	$1,932	94%

* Percentage change is greater than 100%.

As of September 30, 2021 and 2020, we had eight and seven employees, respectively, engaged in general and administrative activities.

General and administrative expenses were $4.0 million and $2.1 million for the three months ended September 30, 2021 and 2020, respectively. The increase was primarily due to a $0.7 million increase in stock-based compensation, a $0.6 million increase in the cost of directors and officers insurance as a result of becoming a public company, and an increase in headcount.

Interest Income

Interest income was $28,000 and $2,400 for the three months ended September 30, 2021 and 2020, respectively. The increase was primarily due to the investment of $92.0 million of net proceeds from our IPO in September 2020.

Preferred Stock Tranche Obligation

The change in fair value of Preferred Stock Tranche Obligation for the three months ended September 30, 2020 relates to the fair value adjustment that resulted in a $2.1 million gain in connection with our IPO. In September 2020, the Preferred Stock Tranche Obligation expired upon the effectiveness of the IPO registration statement, resulting in a corresponding elimination of the associated liability.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following sets forth our results of operations (dollars in thousands):

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
Operating expenses:
Research and development	$14,635	$15,474	$(839)	(5%)
General and administrative	12,611	5,183	7,428	*
Total operating expenses	27,246	20,657	6,589	32%
Loss from operations	(27,246)	(20,657)	(6,589)	32%
Interest income	100	120	(20)	(17%)
Change in fair value of preferred stock tranche obligation	—	2,158	(2,158)	(100%)
Net loss	$(27,146)	$(18,379)	$(8,767)	48%

* Percentage change is greater than 100%.

Research and Development Expenses

Research and development expenses comprised (dollars in thousands):

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
Personnel costs	$5,704	$4,481	$1,223	27%
CRO, CMO, nonclinical and other services	5,528	8,641	(3,113)	(36%)
Facility costs, travel and other	1,678	1,398	280	20%
Materials and supplies	821	486	335	69%
Professional services	904	468	436	93%
Total research and development expenses	$14,635	$15,474	$(839)	(5%)

Our research and development activities consist primarily of costs associated with the development of GB-102 for which we completed one U.S. Phase 2 clinical trial in patients with wet AMD during 2021, and one U.S. Phase 2 clinical trial in patients with DME, which was completed in 2020. Research and development expenses were $14.6 million and $15.5 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease was primarily due to a reduction in clinical trial expenses due to the completion of the treatment phase of the GB-102 Phase 2b clinical trial in December 2020, offset in part by an increase in compensation costs. Based on our current plans to fund the advancement of GB-102 only through additional reformulation and pre-clinical activities, and our plans to commence a Phase 1 trial for GB-401 in glaucoma no earlier than the second half of 2022, we expect R&D expenses to decrease in 2021 compared to 2020.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (dollars in thousands):

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
Personnel costs	$5,358	$1,890	$3,468	*
Facility costs, travel and other	2,761	292	2,469	*
Professional services	2,322	2,116	206	10%
Write-off deposits on fixed assets purchase commitments	1,352	—	1,352	*
Patent filing and portfolio costs	818	885	(67)	(8%)
Total general and administrative expenses	$12,611	$5,183	$7,428	*

* Percentage change is greater than 100%.

General and administrative expenses were $12.6 million and $5.2 million for the nine months ended September 30, 2021 and 2020, respectively. The increase was primarily due to a $2.2 million increase in stock-based compensation, a $1.9 million increase in the cost of directors and officers insurance as a result of becoming a public company, the $1.3 million write-off of deposits on fixed assets purchase commitments, and an increase in headcount.

Interest Income

Interest income was $100,000 and $120,000 for the nine months ended September 30, 2021 and 2020, respectively. The reduction was primarily due to lower interest income on our invested cash resulting from significantly lower market interest rates, as driven by the reduction of the targeted federal funds rate in response to the economic effects of COVID-19.

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

Liquidity and Capital Resources

Overview

To date, we have incurred losses and negative cash flows from operations. As of September 30, 2021, we had available cash, cash equivalents and short-term investments of $72.6 million and an accumulated deficit of $160.5 million. Prior to our IPO, our operations had been financed primarily by gross proceeds of approximately $134.0 million from the sale of convertible promissory notes and our convertible preferred stock. In connection with our IPO, we issued and sold an aggregate of 6,468,750 shares of common stock (inclusive of 843,750 shares of common stock issued and sold pursuant to the exercise of the underwriters’ option to purchase additional shares) at a price of $16.00 per share for net proceeds of $92.0 million, after deducting underwriters’ discounts and commissions and offering costs.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(22,545)	$(22,293)
Investing activities	(35)	19,903
Financing activities	614	81,488
Net (decrease) increase in cash and cash equivalents	$(21,966)	$79,098

Operating Activities

Cash used in operating activities of $22.5 million during the nine months ended September 30, 2021 was primarily attributable to our net loss of $27.1 million, partially offset by non-cash charges of $4.3 million principally with respect to stock-based compensation and an increase of $0.3 million in our working capital.

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

Investing Activities

Cash used in investing activities of $35,000 during the nine months ended September 30, 2021 consisted of $72.6 million of purchases of investments and $0.5 million of purchases of property and equipment, partially offset by $73.1 million provided upon maturity of short-term investments.

Cash provided by investing activities during the nine months ended September 30, 2020 consisted of $20.1 million provided on maturity of short-term investments partially offset by $0.2 million of purchases of property and equipment.

Financing Activities

Cash provided by financing activities of $0.6 million during the nine months ended September 30, 2021 was related to proceeds received from the exercise of stock options.

Cash provided by financing activities of $81.5 million during the nine months ended September 30, 2020 consisted of $83.7 million of proceeds, net of the underwriters’ discounts of and commissions, from the issuance of common stock in our IPO and $0.1 million received from the exercise of stock options, partially offset by $2.3 million related to the payment of offering costs.

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

During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We are also a “smaller reporting company,” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, because both the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of September 30th. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recently Adopted Accounting Pronouncements

There have been no changes to the significant accounting policies as disclosed in Note 2 to the Company’s audited financial statements and related footnotes included in form 10-K (File No. 001-39538).

Contractual Obligations and Other Commitments

Contractual Obligations

For a description of our contractual obligations as of September 30, 2021, see Note 5 – Commitments and Contingencies, to the condensed financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

We are party to license agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of licensed products. None of these events had occurred as of September 30, 2021, and no royalties were due from the sales of licensed products.

We enter into contracts in the normal course of business with CROs for clinical trials and CMOs for clinical supply manufacturing and with vendors for equipment, preclinical research studies, research supplies and other services and products for operating purposes. As of September 30, 2021, these commitments were approximately $1.1 million due within three to 18 months. These contracts generally provide for termination on notice of 60 to 90 days. During the nine months ended September 30, 2021, the Company terminated several contracts with its equipment vendors and CMOs. The termination of these contracts resulted in the cancelation of commitments totaling $3.7 million that were disclosed as of December 31, 2020. From this amount, the Company recognized $2.2 million in write-off expense in the Company’s statement of operations, comprising $1.3 million in equipment deposits and $900,000 in other commitments and cancellation fees. As of September 30, 2021, there were no unpaid cancellation or other related costs and none are anticipated.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

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

Since inception, we have incurred significant operating losses. Our net loss was $8.0 million and $4.7 million for the three months ended September 30, 2021 and 2020, respectively, and $27.1 million and $18.4 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, we had an accumulated deficit of $160.5 million and $133.4 million, respectively. To date, we have financed our operations primarily through private placements of convertible preferred stock and convertible promissory notes and the issuance of common stock upon our initial public offering, or IPO. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and general and administrative costs to support such efforts. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

We expect to continue to incur significant and increasingly higher expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	pursue reformulation and other pre-clinical activities in anticipation of a partnership to continue the clinical development of our most advanced product candidate, GB-102;
•	commence clinical trials of our product candidate GB-401;
•	continue the research and development of other product candidates;
•	seek to identify and develop, or enter into strategic partnerships or collaborations to develop, additional product candidates;
•	seek marketing approvals for any of our product candidates that successfully complete clinical development;
•	develop and expand our sales, marketing and distribution capabilities for any of our product candidates for which we obtain marketing approval;
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

As of September 30, 2021, we had cash, cash equivalents and short-term investments of $72.6 million, which we believe is sufficient to fund our operations as currently planned beyond the next 12 months. Our future funding requirements will depend on many factors, including:

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

We will require a partner to fund, in whole or in part, any further clinical trials of GB-102 for wet AMD. Without such a partnership, further clinical development of GB-102 for wet AMD is unlikely.

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

Our Phase 2b clinical trial of GB-102 was designed to test two different doses: 1 mg and 2 mg.  We conducted an interim safety analysis in the trial and found that the presence of medication in the anterior chamber was reported in four patients in the GB-102 2 mg dose group and one patient in the 1 mg dose group. On the basis of these data, we terminated the development of the 2 mg dose of GB-102 in all of our clinical trial programs. We believe that the number of microparticles injected in the 2 mg dose (approximately 2 million) were too numerous to allow adequate aggregation. All patients in the Phase 2b trial having received GB-102 at either the 1 mg or 2 mg doses for the first six-month period of the trial received the 1 mg dose as repeat therapy at month six.

In the 12-month treatment phase of our Phase 2b clinical trial, there were no drug-related, non-ocular AEs in the GB-102 1 mg arm, nor were there any drug-related Serious Adverse Events (SAE) nor dose-limiting toxicity. No treatment-emergent adverse events led to drug discontinuation and none of the adverse events required surgical intervention. Nine out of the 21 patients in the 1 mg dose experienced 23 events of drug related AEs. Five patients had vitreous floaters attributable to GB-102 1 mg and, in the majority of patients, these had no or minimal transient effect on visual acuity. Medication was detected in the anterior chamber (AC) in three out of 21 patients. In one patient, the presence of particles in the AC was transient with no other associated adverse events. In two patients, the presence of GB-102 microparticles in the AC was associated with transient inflammation and there was an associated moderate BCVA loss in one of these patients. An additional three patients had intraocular inflammation that was mild to moderate, responded well to short courses of treatment with corticosteroids, and was not associated with any change in BCVA. One patient had dispersion of GB-102 microparticles in the vitreous cavity that were not characterized as floaters but was associated with a decrease in visual acuity.

In the six-month, post treatment observational phase of our Phase 2b clinical trial, no drug-related adverse events or vision-threatening inflammation were reported. One patient on GB-102 1 mg developed a cataract, which was evaluated to be unrelated to GB-102 treatment.

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

Our current operations are located in Baltimore, Maryland and Redwood City, California, and our planned clinical trials will be conducted at a limited number of other sites. Any unplanned event, such as earthquake, flood, fire, explosion, extreme weather condition, medical epidemic or pandemic, including COVID-19, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our CMOs, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, operating results and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research or manufacturing facilities or the manufacturing facilities of our CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. In addition, the long-term effects of climate change on a general economic conditions and the pharmaceutical industry in particular are unclear, and may heighten or intensify existing risk of natural disasters. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our CMOs, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption could have a material and adverse effect on our business, financial condition, operating results and prospects.

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

The current standard of care for wet AMD is monotherapy administration of anti-VEGF drugs, principally Eylea, Avastin and Lucentis, which are well-established therapies and are widely accepted by physicians, patients and third-party payors, as well as the Port Delivery System with ranibizumab (PDS) and Beovu, the two most recently approved anti-VEGF drugs. There are also several product candidates in late-stage clinical development for wet AMD, including those being developed by F. Hoffmann-La Roche AG, Kodiak Sciences Inc., Samsung Bioepis, Clearside Biomedical, Inc., Regeneron Pharmaceuticals, Inc., REGENXBIO, Inc., Chengdu Kanghong Pharmaceutical Group Co., Ltd, Outlook Therapeutics, Inc., and Opthea Limited. Physicians, patients and third-party payors may not accept the addition of GB-102 to their current treatment regimens for a variety of potential reasons, including:

•	if they do not wish to incur the additional cost, if any, of GB-102;
•	if they perceive the addition of GB-102 to be of limited benefit to patients compared to existing treatment options;

•	if sufficient coverage and reimbursement are not available; and
•	if they do not perceive GB-102 to have a favorable risk-benefit profile.

We are developing GB-102 as an alternative to existing anti-VEGF drugs, including Eylea, Avastin, Lucentis, Beovu, and PDS . Accordingly, if approved, GB-102 would directly compete with these therapies. While we believe GB-102 will compete favorably with existing anti-VEGF drugs, future approved standalone or combination therapies for wet AMD with demonstrated improved efficacy over GB-102 or currently marketed therapies with a favorable safety profile and any of the following characteristics might pose a significant competitive threat to us:

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

Also, our pending patent applications may not issue, and we may not receive any additional patents. Our patents might not contain claims that are sufficiently broad to prevent others from utilizing our technologies. For instance, GB-102 and GB-103 use our proprietary aggregating microparticle technologies to deliver sunitinib for ocular treatment. If a competitor develops a product that uses a different particle or non-particle technology to deliver sunitinib to the eye, it may be able to compete with us without infringing our owned or licensed patents, as the patents on sunitinib expired in August 2021. GB-401 includes our proprietary beta-adrenergic blocking agent prodrug molecule in our proprietary sustained release formulation technology. If a competitor develops a product that uses a different prodrug of the same beta-blocker, or the beta-blocker itself, or uses a delivery system that is different from our proprietary sustained release formulation technologies, then it may be able to compete with our GB-401 product without infringing our owned or licensed patent claims. Consequently, our competitors may independently develop competing products that do not infringe our patents or other intellectual property. To the extent a competitor can develop similar products using a different delivery system, microparticle or molecule, our patents may not prevent them from directly competing with us.

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

There have been executive, legislative and judicial efforts to modify, repeal, or otherwise invalidate all, or certain aspects of, the ACA. By way of example, the Tax Cuts and Jobs Act of 2017, or the Tax Reform Act, was enacted, effective January 1, 2019, and included, among other things, a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and closed on August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is uncertain how any such challenges and the healthcare measures of the Biden administration will impact the ACA and our business.

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

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. By way of example, in December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. On September 9, 2021, the Biden Administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The HHS plan includes, among other reform measures, proposals to (1) give Medicare authority to directly negotiate drug prices with manufacturers, (2) authorize HHS to negotiate Medicaid supplemental rebates on behalf of states, (3) allow employer-based, ACA marketplace and commercial health insurance plans to access Medicare negotiated drug prices, (4) place a cap on out-of-pocket costs for Medicare Part D beneficiaries and redistribute a higher proportion of drug costs to Part D and manufacturers, (5) mandate purchase of the least costly-alternative and to institute value-based or outcomes-based pricing arrangements, (6) disincentivize drug price increases, (8) facilitate approval and prescription of biosimilar and generic drugs, (9) increase drug pricing transparency, (10) prohibit certain types of rebates to pharmacy benefit managers, and (11) develop drug pricing models by tying price to outcomes. Many similar proposals, including the plans to give Medicare authority to negotiate drug prices and cap out-of-pocket costs, have already been included in policy statements and legislation currently being considered by Congress. It is unclear to what extent new statutory, regulatory, and administrative initiatives will be enacted and implemented and to what extent these or any future legislation or regulations by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. We had a total of 21,316,591 shares of our common stock outstanding as of September 30, 2021. All shares of our common stock are freely tradable, generally without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.

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

Based on the beneficial ownership of our common stock as of September 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 76% of our voting stock.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is formatted in Inline XBRL					X

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

GRAYBUG VISION, INC.

Date: November 12, 2021	By:	/s/ Frederic Guerard
Frederic Guerard, Pharm.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Robert S. Breuil
Robert S. Breuil
Chief Financial Officer (Principal Accounting and Financial Officer)