Form 10-K
period 2021-12-31
GRAYBUG VISION, INC.
filed 2022-03-11
CIK 1534133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter the aggregate market value of common stock held by non-affiliates of the Registrant computed by reference to the closing price of the Registrant’s common stock on June 30, 2021 was approximately $57.7 million. Shares of common stock held by each executive officer, director and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding as of March 4, 2022 was 21,357,773.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2021. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements, other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the potential of our technologies and our ability to execute on our corporate strategy;
•	our ability to fund our working capital needs;
•	our ability to develop and commercialize our product candidates;
•	our ability to use and expand our technologies to build a pipeline of product candidates;
•	our ability to secure a partnership for GB-102;
•	our ability to obtain and maintain regulatory approval of our product candidates;
•	the strength and breadth of our patent portfolio;
•	the potential for receipt of additional milestone payments;
•	our ability to obtain and adequately protect intellectual property rights for our product candidates;
•	our continued reliance on third parties for manufacturing our product candidates, conducting our clinical trials and certain research activities;
•	our ability to in-license, acquire or invest in complementary businesses, technologies, products or assets to further expand or complement our portfolio of product candidates;
•	expected timing of our clinical trials;
•	the timing and availability of results of our clinical trials and those of our collaborators; and
•	our ability to extend our operating capital.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on developing transformative medicines for the treatment of ocular diseases. Our novel proprietary technologies are designed to release drugs in ocular tissue at a controlled rate for up to 12 months in order to improve patient compliance, reduce healthcare burdens and, ultimately, deliver better clinical outcomes. Our lead product candidate, GB-102, is an intravitreal injection of a microparticle depot formulation of sunitinib, a potent inhibitor of neovascular growth and permeability, which are leading causes of retinal disease. We are developing GB-102 as a once-every-six month intravitreal injection for the treatment of wet age-related macular degeneration, or wet AMD. In our Phase 1/2a clinical trial, GB-102 administered as a single 1 mg dose was well-tolerated in wet AMD patients and demonstrated durable clinical evidence of disease control of at least six months in approximately 88% of patients in this cohort. Subsequently, GB-102 completed a dose-ranging, standard-of-care controlled and masked safety and efficacy Phase 2b clinical trial in previously-treated patients with wet AMD (the ALTISSIMO trial). Of the 56 patients enrolled in our Phase 2b clinical trial, 50 patients completed the 12-month treatment phase (the Core Study), while the remaining six withdrew for reasons unrelated to their treatment. We reported topline data from the Phase 2b clinical trial in March 2021. Following the 12-month Core Study, 28 of the 50 patients who completed their Month 12 visit and met the eligibility criteria agreed to continue clinical monitoring in a six-month monitoring extension of the trial (the Extension Study). The goal of the Extension Study was to observe further durability of GB-102 in wet AMD patients. We reported topline data from the Extension Study in September 2021.  Based on the durability observed in the ALTISSIMO trial, we are evaluating the possibility of also developing GB-102 for the treatment of diabetic retinopathy, or DR. Furthermore, we are using our proprietary technologies to develop GB-401, an intravitreally injected implant formulation of a beta-adrenergic blocking agent prodrug with a target dosing regimen of once every six months or longer for the treatment of primary open-angle glaucoma, or POAG. We believe that our product candidates could significantly improve clinical outcomes versus the respective standards of care for several ocular diseases.

Age-related macular degeneration, or AMD, is a chronic, progressive disease, a leading cause of vision loss in the elderly and estimated to affect approximately 15 million people in North America. The disease prevalence is approximately 85 to 90% nonexudative, or dry, AMD and 10 to 15% wet AMD. The therapeutic market for wet AMD in 2020 was estimated to be $9.0 billion worldwide and has historically grown by approximately 8% as a consequence of an aging population and the lack of preventative measures.

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

Damage to the retina as a result of DR includes a number of vision-threatening complications and has been an important cause of acquired vision loss in the young and middle-aged adult population. It is estimated that the number of patients with DR will increase globally to over 190 million by 2030. One-third of DR patients over 40 years of age in the United States are at risk of developing vision-threatening complications. Multiple clinical trials have shown that anti-VEGFs are also beneficial for the treatment of patients with DR without diabetic macular edema (DME); however, the need for frequent injections and follow-up for this often-asymptomatic population leads to inadequate compliance and suboptimal clinical benefit.

GB-102, our lead product candidate, is designed to provide pan-VEGF inhibition for six months or longer while minimizing fluctuations in retinal thickness in between treatments, which is emerging as predictive of visual outcomes. We believe durable and sustained drug delivery with dosing every six months or longer offered by GB-102 could provide improved visual outcomes for patients with wet AMD, better patient quality-of-life and reduced disease-monitoring requirements.

In the ALTISSIMO trial, disease control was achieved in 48% of patients for 6 months following a single intravitreal injection, and for 12 months in 55% of the patients who agreed to enter the 6-month Extension Study. This potentially longer duration of clinical benefit and consequently less frequent need for intravitreal injections may be more conducive to maintaining a typically asymptomatic patient with DR on an effective anti-VEGF therapy regimen. If approved for DR, GB-102 could provide a paradigm shift in the treatment of patients with DR who are currently managed either by observation alone, pan-retinal laser photocoagulation or, in rare instances, with short-acting anti-VEGF injections.

Our second product candidate, GB-401, is an intravitreally administered, proprietary implant formulation containing a prodrug of a beta-adrenergic receptor inhibitor designed to provide a controlled release of the active drug to maintain reduced intraocular pressure, or IOP, for six months or longer after a single injection, thus addressing the patient compliance problem and improving outcomes.

Glaucoma is an optic neuropathy that is characterized by the progressive degeneration of the optic nerve that leads to visual impairment. It is a leading cause of irreversible vision loss that is projected to affect approximately 76 million people worldwide in 2020, including approximately 2.7 million people in the United States. The most common type of glaucoma is POAG, which is characterized by an increase in IOP because fluid, which is continuously generated by cells inside the front of the eye, cannot drain properly. The global POAG therapeutics market is estimated to reach approximately $3.8 billion in 2026, of which the United States represents approximately $2.9 billion.

The most common treatment options for glaucoma are topical eye drops, which must be administered daily, or invasive medical procedures. Topical eye drops can lower IOP and have been shown to both delay and prevent the progressive degeneration associated with POAG. However, these medications must be administered up to four times per day, and approximately 30% of patients often require more than one class of drug to control IOP. It is estimated that approximately 50% of patients stop using their glaucoma medications in the first six months post-diagnosis due to various reasons, including forgetfulness, lack of disease awareness and/or cost, thus leading to uncontrolled IOP and progressive loss of peripheral vision. A sustained-release implant containing the IOP-lowering medicine bimatoprost was recently approved by the US Food & Drug Administration, or FDA, for only one injection in the front of the eye, limiting its potential use for this chronic disease. Laser-based or surgical treatments to permanently reduce IOP are invasive and achievement of IOP targets may require multiple surgeries. If approved, GB-401 could represent a significant paradigm shift in the way physicians treat POAG.

We have acquired intellectual property that will enable us to expand our pipeline into additional disease areas, including geographic atrophy as well as inherited retinal and corneal diseases.

Our pipeline

The following chart summarizes the status and development plan for the disclosed product candidates in our pipeline. We own worldwide rights to each of our programs.

Our proprietary technologies

Our proprietary technologies are designed to allow sustained delivery of pharmacologic agents to the eye in a well-tolerated and controlled manner to achieve extended duration of effectiveness. Our proprietary technologies utilize microparticle depot and implant formulations each containing biodegradable polymers such as poly (lactic-co-glycolic acid), or PLGA.

The microparticles are engineered to carry a hydrophilic coating such as polyethylene glycol, or PEG, that helps eliminate or minimize inflammation typically associated with intraocular administration of conventional PLGA microparticles. Our preclinical studies and Phase 1, 2a, and 2b clinical trials provided preliminary evidence that our microparticles are well-tolerated in the eye.

Furthermore, our microparticles are designed to aggregate after intravitreal injection upon exposure to the vitreous fluid at body temperature to form a depot near the bottom of the eye, outside of the visual axis. Our biodegradable microparticles then gradually release the active ingredient at a rate dependent on the composition of the polymers and biodegrade into lactic acid, glycolic acid and

PEG that are naturally cleared from the body.  Our implants are designed to be injected near the bottom of the eye and are expected to remain in place due to their geometry and the structure of the vitreous humor.

Some molecules, due to their physicochemical properties, are difficult to integrate into polymer formulations and deliver in a controlled manner. For that purpose, we have developed a proprietary prodrug technology to enable sustained delivery of these therapeutics. Our research and development team has developed our product candidates with different pharmacologic agents using these prodrug technologies. For example, GB-401 has been developed using this approach.

We have also developed intravitreally-injected implant formulations containing biodegradable polymers such as poly(lactic-co-glycolic acid), or PLGA, in the form of a rod, that we intend to use in our upcoming Phase 1/2a clinical trial for our GB-401 program.

Our lead program GB-102

We are developing our lead product candidate, GB-102, as a once-every-six months intravitreally delivered microparticle depot formulation of sunitinib for the treatment of wet AMD. Sunitinib is a pan-VEGF inhibitor that targets several neovascular pathways (VEGF-A, B, C and D). We believe that GB-102 is differentiated from the current standard of care, which requires more frequent dosing, up to 12 times per year, and primarily targets one neovascular pathway (VEGF-A).

In January 2019, we completed a Phase 1/2a trial in 32 patients with wet AMD (the ADAGIO trial). This trial met its primary endpoint of safety and tolerability. No ocular serious adverse event, or SAE, or dose-limiting toxicity was reported, and the majority of patients had no drug-related adverse events, or AEs. The most common AE was the presence of medication in the anterior chamber. These AEs were reversible and with no long-term sequelae. In this trial, 88% of patients who were previously treated with an average of eight injections annually were able to maintain stable central retinal thickness and visual acuity for six months or more with a single injection of 1 mg of GB-102.

Based on the data from the ADAGIO trial, we initiated the Phase 2b ALTISSIMO trial in September 2019 to evaluate an improved product formulation that would minimize the presence of medication within the anterior chamber. This trial was designed to compare two doses of GB-102 (1 or 2 mg) administered every six months to aflibercept administered every two months in up to 56 patients with anti-VEGF-responsive wet AMD. On the basis of a safety analysis of the Phase 2a clinical trial of GB-102 in macular edema (ME), described below, and the interim safety data in the ALTISSIMO trial, we terminated the development of the GB-102 2 mg dose in all of our clinical trial programs. The primary endpoint of the ALTISSIMO trial was to determine time-to-additional anti-VEGF supportive therapy. Of the 56 patients originally enrolled in the study, 50 completed the 12-month Core Study and six withdrew for reasons unrelated to their treatment. Furthermore, 28 of the 50 patients who completed their Month 12 ALTISSIMO visit were eligible and agreed to continue masked clinical monitoring until the point at which they required additional supportive therapy, up to a maximum of six months. ALTISSIMO topline results were released in March 2021, and the topline results of the 6-month Extension Study were released in September 2021.

In September 2019, we initiated a Phase 2a clinical trial of GB-102 in 21 patients with ME secondary to DME and branch or central retinal vein occlusion (RVO). This trial was designed to be a six-month, single injection, multicenter, open-label, parallel arm trial with a primary endpoint of safety and tolerability of two dose levels of GB-102 (1 and 2 mg) in patients with ME secondary to DME or RVO who had been previously treated with anti-VEGFs. All patients have completed the study and the final safety analysis has been performed. An interim data analysis from the ALTISSIMO and ME trials identified 1 mg of GB-102 as the optimal dose for future clinical trials. In 2021, we decided to prioritize development of GB-102 in wet AMD.

Additional pipeline programs

We are also applying our proprietary technologies to develop GB-401, a proprietary implant formulation containing a prodrug of a beta-adrenergic receptor inhibitor, designed to be injected once every six months or longer to reduce IOP in POAG patients. We expect to submit an investigational new drug application, or IND, for GB-401 and initiate a dose-escalating Phase 1/2a clinical trial of GB-401 in patients with POAG in the first half of 2023.

We believe our proprietary technologies and our acquired intellectual property will allow us to develop other novel therapeutics, either alone or in combination, that can treat additional diseases, achieve extended durations of effectiveness, and improve the care and quality of life for patients with chronic diseases and disorders of the eye.

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

•

Ming Yang, Ph.D., our Senior Vice President of R&D, has over 20 years of R&D experience in developing novel therapeutics and drug delivery systems, including past experience at Genentech focused on ocular drug delivery.

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

Our market opportunity in wet AMD

In 2020, annual anti-VEGF sales reported for the treatment of retinal diseases exceeded $15 billion in 2020 globally. We believe a substantial majority of these sales were in connection with the treatment of wet AMD and DME. Avastin is also used off-label in over 50% of the wet AMD patients in the United States, therefore the potential therapeutic market is greater than reported. The wet AMD market has historically grown by approximately 8% because of an aging population and lack of preventative procedures.

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

Diabetic retinopathy

Diabetic retinopathy, or DR, is the leading cause of acquired vision loss in the young and middle-aged adult population. Of an estimated 463 million people with diabetes mellitus, or DM, worldwide, approximately one-third have signs of DR and of these, a further one-third  experience vision-threatening DR. Mild, or non-proliferative diabetic retinopathy (NPDR) is the first stage of diabetic retinopathy which is often asymptomatic but shows blocked or abnormal blood vessels, such as microaneurysms.  Without good control of diabetes, patients can develop diabetic macular edema, or DME, and/or proliferative diabetic retinopathy (PDR). DME affects central vision and can lead to a decline in vision ranging from slight visual blurring to blindness, substantially affecting independence and quality of life. If left untreated, DME is the most common cause of vision loss in patients with DR. The abnormal blood vessels (neovascularization) in PDR can lead to reduction of vision and, if left untreated, eventually to retinal detachment and blindness.

The figure below illustrates the primary effects of diabetic retinopathy with diabetic macular edema compared to a healthy eye.

Our market opportunity in DR

Approximately 30 million people in the United States have diabetes, 10 million of whom suffer from DR, including 1.5 million with DME. DME is the second largest market for anti-VEGF therapies, accounting for approximately $3.8 billion of sales worldwide and approximately $1.1 billion in the United States in 2020. It is estimated that there are three times as many DR patients as there are DME patients, which illustrates the commercial attractiveness of the DR indication for which short-acting anti-VEGFs have been recently approved. Multiple trials have shown that anti-VEGFs are also beneficial for the treatment of DR without DME; however, the need for frequent injections and follow-up in this often asymptomatic population leads to inadequate compliance and subsequent vision loss.

Our product candidates

GB-102

GB-102 is a potent small molecule multiple receptor tyrosine kinase inhibitor sunitinib malate, or sunitinib, formulated in our proprietary microparticles and designed to be administered intravitreally once every six months. Prior to administration, GB-102 is suspended in a buffered diluent and injected intravitreally in a manner similar to the standard in clinical practice with anti-VEGFs. After injection, sunitinib is gradually released from the microparticle formulation into the vitreous chamber and is designed to sustain therapeutic drug levels in the ocular tissues for up to six months. Sunitinib also has a high binding affinity to the natural melanin pigment granules in the retina that allows the retinal pigmented epithelium, or RPE, to serve as a potential secondary drug reservoir and extend duration of action.

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

Since the most commonly reported ocular AE was presence of medication in the anterior chamber, we optimized the manufacturing process for GB-102 to enhance the binding affinity of the microparticles’ surface, thus improving their ability to aggregate post injection. This optimized version of the microparticles was used for the Phase 2a Macular Edema and Phase 2b ALTISSIMO trials.

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

The table below summarizes the drug-related adverse events reported in the ME trial.

These results provided additional support for terminating further development of GB-102 2 mg dose.

Phase 2b trial

We initiated the Phase 2b clinical trial of GB-102 in patients with wet AMD (ALTISSIMO trial) in September 2019 and reported topline data from the 12-month treatment phase in March 2021 (the Core Study). ALTISSIMO was a 12-month, multicenter, prospective, double-masked, randomized (3:3:2), 3-parallel arm trial comparing two doses of GB-102 (1 and 2 mg) administered every six months to aflibercept administered every two months in patients with anti-VEGF-responsive wet AMD. GB-102 subjects were injected on the first day of the study (D1, or Baseline) and at their six-month visit (M6, or Month 6) and were followed for a total of 12 months.  Eligible subjects were offered monthly monitoring visits for an additional six months during the Extension Study. The results of the Extension Study were communicated in September 2021.

Similar to the population in the ADAGIO trial, key eligibility criteria included patients with wet AMD diagnosed less than 18 months prior to enrollment, who had received at least three prior injections of any anti-VEGF and demonstrated response to anti-VEGF treatment, defined as physician-reported reduction in macular thickness. In addition, those patients received an anti-VEGF injection within 21 days of screening. Eligible patients received either GB-102 (1 or 2 mg) or aflibercept at day one and were followed monthly for 12 consecutive months during the Core Study. Monthly assessments included adverse events, BCVA, CST, complete ophthalmic examination, wide-field fundus photography and plasma blood samples to detect systemic levels of sunitinib.

Patients were eligible for additional anti-VEGF supportive therapy (aflibercept) if they met the following prespecified criteria:

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

Based on the number of patients in the 2 mg dose group who had medication in the anterior chamber in our ME and the ALTISSIMO trials, we decided to terminate the development of the GB-102 2 mg dose in all of our clinical trial programs. In addition, we capped enrollment in the ALTISSIMO trial at 56 patients as we had sufficient patients to explore repeat dosing with the GB-102 1 mg dose. We amended the protocol of the ALTISSIMO trial to ensure the GB-102 1 mg dose was used for re-dosing of all patients on GB-102 at month six, regardless of their original dose assignment. Finally, following discussions with the FDA, we shifted the primary endpoint—median time to first additional anti-VEGF supportive therapy—from month 10 to month 12. On the basis of a safety analysis of the ME trial and interim safety data in the ALTISSIMO trial, we terminated the development of the GB-102 2 mg dose in all of our clinical trial programs and amended the protocol of the ALTISSIMO trial, so that patients who had received a first dose of GB-102 2mg would be re-dosed with GB-102 1mg at their M6 visit.

The revised ALTISSIMO trial design is provided in the figure below:

A total of 56 patients were randomized with 21 patients receiving GB-102 1 mg/1 mg (Group 1), 22 patients receiving GB-102 2 mg/1 mg (Group 2), and 13 patients receiving aflibercept bimonthly as per label (Group 3).  D1, or Day 1, indicates the first visit for each patient at which the patient was dosed with the drug for the study arm to which they were randomized; a safety monitoring visit occurred approximately two weeks (D14) following each patient’s first injection, after which all study visits were monthly (M1, M2 and so on).

In December 2020, a total of 50 out of the 56 patients that enrolled (89.3%) completed the study through M12, and 6 patients (10.7%) discontinued prematurely due to reasons unrelated to the study medication. 28 patients continued into the Extension Study (11 patients in Group 1; 11 patients in Group 2 and 6 patients in Group 3).

The main safety endpoint was the occurrence of ocular and non-ocular AEs and SAEs. A higher proportion of patients in the GB-102 groups reported drug-related AEs in the study eye compared to patients in the aflibercept group. In the GB-102 groups, the majority of drug-related AEs in the study eye were mild or moderate in severity. AEs in the study eye that were considered by investigators to be related to study drug were reported in 17 patients (77.3%) in Group 2, 9 patients (42.9%) in Group 1 and no patients in Group 3.

The majority of patients in Group 1 (those receiving GB-102 1mg/1mg, the intended dose for future clinical trials) had no drug related AEs. Out of the 9 patients with drug-related AEs, four patients had vitreous floaters which were transient in nature, mostly noted after the first dose and were only associated with blurring of vision in one patient. Two patients had the majority of the AEs, both related to dispersion of particles and concurrent inflammation.

The amount of time between treatment and the need for subsequent treatment is known as duration.  Of the 21 patients in Group 1, 48% (10 patients) achieved duration of 6 months or more and experienced an average 58% reduction in the annualized frequency of injections required to manage their disease, as compared to their treatments prior to entering the trial. Of the Group 1 patients who enrolled in the Extension Study, 55% of those patients (6 of 11) did not receive rescue treatment until Month 18 representing an average 73% reduction in the annualized frequency of injections required to manage their disease, as compared to their treatments prior to entering the trial.

CST was controlled by both GB-102 (1 mg/1 mg) and GB-102 (2 mg/1 mg) within about 50 μm of aflibercept. The mean BCVA trended lower as compared to aflibercept in both GB-102 groups. The decrease in BCVA was mainly driven by 4 subjects in Group 1. These subjects had a combination of high anti-VEGF need prior to enrollment, particle dispersion during the study, or AEs unrelated to the drug. It is likely that patients who require frequent high dose anti-VEGF injections to control their disease  are not the best candidates to receive extended-release formulations such as GB-102 1mg.

We believe that reduction in particle dispersion will likely lead to a better safety and efficacy profile in a future clinical trial.  We have developed a reformulation of the diluent used in GB-102 1 mg to increase the speed at which the microparticles aggregate immediately following their injection into the eye.  We have conducted preclinical studies of this reformulated diluent in anticipation of submitting an IND amendment in the second half of 2022.  We have not modified the composition or manufacturing methods of the microparticles from those used in ALTISSIMO.

Our future development plans

Pending positive feedback from the FDA on our amended IND application, we expect that an additional Phase 2 study to evaluate the safety, efficacy and durability of GB-102 1mg, with the reformulated diluent, in non-naïve wet AMD patients could substantially mitigate the risk of proceeding to Phase 3 studies. We believe that the optimal design of this Phase 2 trial requires it to be open label

with only one study arm, and the visual acuity evaluator must be masked.   Eligibility criteria will benefit from the lessons learned in ALTISSIMO, and will, among other things, require that patients participating in the study to have been diagnosed with wet AMD within 12 months of screening, treated at least three times with an anti-VEGF within six months of screening, and must have demonstrated good response to such treatments.

The design of the Phase 2 trial is provided in the figure below (numbers in blue indicate weeks from first injection with GB-102):

We expect that this study design will be sufficient to determine whether particle dispersion, which appeared to be most prevalent within three months following each injection of GB-102 1mg in ALTISSIMO, has been satisfactorily resolved by the new formulation.

GB-102: Potential for 6-month or longer duration in DR

Based on the results of the ALTISSIMO trial, GB-102 has demonstrated the potential to maintain therapeutic drug levels in the retinal tissue for up to 12 months from a single intravitreal injection. We believe that GB-102’s potential for at least 6-month durability and reduction in frequency of injections could significantly improve the standard of care for DR patients.

The results of an additional Phase 2 study of GB-102 with the reformulated diluent in wet AMD will inform the timing and design of the clinical development program to explore the future development of GB-102 for DR.

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

Various drug classes for glaucoma therapy include prostaglandin analogs, or PGAs, beta-blockers, alpha-adrenergic agonists, carbonic anhydrase inhibitors, rho-kinase inhibitors, combination drugs and others. PGAs are preferred as first-line therapy for glaucoma due to their effectiveness in reducing IOP, once-daily dosing and reduced side effects as compared to other therapies. The PGA segment accounted for a market share of approximately 40% in the United States in 2019 and is expected to remain dominant until meaningfully superior agents are developed and approved. The second most prescribed class of eye drops is beta-blockers, however, these have a less favorable systemic side effect profile, including decreased heart rate, slowed breathing rate and decreased blood pressure.

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

Our solution

GB-401 has the potential to reduce elevated IOP for up to six months. GB-401 contains a proprietary new chemical entity, or NCE, prodrug of a beta-adrenergic receptor inhibitor, or beta-blocker, formulated with our biodegradable polymer implant technology for controlled release and is designed to be administered intravitreally once every six months. Upon exposure to water under physiological conditions, the prodrug is released from the implant and is converted into the active beta-blocker by hydrolysis. The polymer biodegrades into normal metabolic by-products of lactic and glycolic acid and is naturally cleared from the eye.

Our proprietary implant formulation of GB-401 is designed to provide controlled drug release within the eye that minimizes the risk for systemic exposure of the beta-blocker, a class of drugs known to have significant risks of cardiac side effects when administered topically, such as with eye drops. The figure below illustrates sustained in vitro drug release from the GB-401 implant for approximately 120 days at 37° C.  We have successfully completed preclinical studies to evaluate the potential pharmacokinetics of GB-401.  There is, however, a lack of validated animal models for reliably predicting long-term pharmacokinetics and pharmacodynamics in humans in the treatment of glaucoma using beta-blockers, so preclinical results may not be predictive of human clinical results.

In a preclinical study in rabbits, the biodegradability of GB-401 implant was visually assessed over a period 24 weeks, or 168 days.  Similar to prior experiences with GB-102 microparticles, which demonstrated a durability of six months for approximately half of the patients studied in clinical trials while appearing to be nearly biodegraded within approximately four months in rabbits, the GB-401 implants also appeared to be substantially biodegraded in rabbit eyes within four months post injection.  The images below are representative color fundus photographs from different animals at different timepoints.

Beta-blockers have been used as the comparative control for the approval of topical agents for IOP reduction, including PGAs, carbonic anhydrase inhibitors, rho-kinase inhibitors and alpha-adrenergic receptor agonists. Beta-blocker eye drops must be administered once or twice daily and often produce systemic exposure which can lead to decreases in heart rate, blood pressure and respiratory function. Though prostaglandins are the leading class of agents used to reduce IOP, evidence suggests that continuous exposure may lead to loss of IOP reduction effects that may be due to receptor fatigue from continuous stimulation, as well as poor compliance due to topical side effects.

We believe that GB-401 has the potential to provide sustained reduction in IOP for up to six months, thus eliminating the need for frequent patient-instilled eye drops and potentially improving patient compliance in this vision-threatening disease. GB-401 could also improve tolerability by reducing ocular hyperemia (red eyes due to irritation) and sunken eye (reduction in peri-orbital fat), which are common side effects for PGAs and rho-kinase inhibitors, while eliminating systemic drug exposure. Therefore, we believe our proprietary beta-blocker technology represents a validated but differentiated pharmacological approach.

We have also developed a proprietary custom applicator that is designed to enable convenient and safe injection of the GB-401 implant in the vitreous.

Our future development plans

We may pursue clinical development for GB-401 under the 505(b)(2) regulatory pathway, which would obviate the need to conduct certain preclinical toxicology and safety studies. If we decide to use the 505(b)(2) pathway, we would rely in part on the FDA’s prior findings for the previously approved active pharmaceutical ingredient, or API, as well as relevant publications, and to complete a repeat-dose GLP toxicology study with GB-401, to support the filing of an IND for GB-401 and any future 505(b)(2) new drug application, or NDA. At the time of NDA submission, we expect to provide the FDA with all required nonclinical elements in the NDA either directly through original studies, published literature, and the FDA’s prior findings as reflected in the approved labeling for the previously approved API which contains the same API as GB-401. We plan to initiate a first-in-human, multicenter, open-label, sequential escalating dose-cohorts Phase 1/2a clinical trial evaluating the safety, tolerability and pharmacodynamic effects of a single intravitreal injection of GB-401 in patients with POAG in the first half of 2023. The primary endpoint will be the occurrence of ocular and non-ocular adverse events. Secondary endpoints will include pharmacodynamic evaluation of IOP. If we pursue the 505(b)(2) pathway, we would expect to rely upon this Phase 1/2a clinical trial, as well as two Phase 3 trials, which we currently envision as multi-center, randomized, double-blind trials with dosing once every 6 months in patients with POAG or ocular hypertension, with approximately 350 to 600 participants per trial. The final Phase 3 trial designs and sample sizes will be determined based upon our ongoing discussions with the FDA and the results of the Phase 1/2a trial.

Commercialization

We currently have no sales, marketing or commercial product distribution capabilities. We intend to secure a partner to fund and complete Phase 3 development of GB-102 and, if approved, commercialize it in the territories in which GB-102 would be licensed out.

If GB-401 receives marketing approval, we plan to commercialize it in the United States with our own specialty sales force, which we would expect to range from 50 to 125 sales representatives. We will also explore a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties in markets outside the United States.

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

Many of our competitors have significantly greater financial and human resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These organizations compete with us for recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient enrollment for clinical trials, as well as in acquiring products, product candidates or other technologies complementary to our programs.

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

Age-related macular degeneration (AMD) is the leading cause of irreversible blindness among people who are 50 years of age or older in the industrialized world. Current anti-vascular endothelial growth factor (VEGF) treatments have proven to be safe and effective in restoring vision, but they require frequent injections to maintain the visual acuity gain (every 4 weeks with ranibizumab, every 4 to 8 weeks with aflibercept, and every 8 to 12 weeks with brolucizumab). This frequency of injection puts an enormous burden on the patients, their caregivers, physicians, and the healthcare system overall. As a result, many patients do not receive frequent injections, which leads to suboptimal visual acuity. An annual survey conducted for retinal specialists worldwide by the American Society of

Retinal Specialists (ASRS) reported that in wet AMD therapeutics, the greatest unmet needs is for “long-lasting therapies”, further reinforcing the need for durable intervention.

The current standard of care for wet AMD is monotherapy administration of anti-VEGF drugs, principally Avastin (bevacizumab), Lucentis (ranibizumab), and Eylea (aflibercept), which are well-established therapies and are widely accepted by physicians, patients and third-party payors. Beovu was approved in 2019 and demonstrated superior durability to the current standard of care but, due to rare but blinding complication of vascular occlusion, is being used as the 2nd line therapy

Recently, faricimab, a bispecific antibody against VEGF and Angiopoietin-2(Ang-2), was approved for the treatment of wet AMD and DME in the U.S. and is marketed under the trade name VABYSMO. Faricimab has the potential to prolong the existing treatment intervals with its demonstrated disease control of up to 16 weeks (VABYSMO Prescribing Information). The recent approval of the Port Delivery System (PDS) with ranibizumab, marketed under the trade name SUSVIMO, allows delivery of a steady dose of ranibizumab for 6 months or longer can further extend the injection intervals. In clinical trials of SUSVIMO, 98.4% of patients did not require supplemental intravitreal treatment for at least 24 weeks, however, SUSVIMO requires surgical intervention that may impose additional burden overall and is associated with AEs from the surgical procedure, including a boxed warning for endophthalmitis (SUSVIMO Prescribing Information 2021). Therefore, sustained, predictable disease control with infrequent injection remains an unmet need.

Kodiak Sciences is also developing KSI-301 and is in the phase 2b/3 trials for treatment of wet AMD, DME and RVO, but has recently announced that the first Phase 2b/3 trial of KSI-301 in wet AMD failed to meet its primary endpoint.  REGENEXBIO is also developing a suprachoroidal or subretinal gene therapy that delivers anti-VEGF and is currently in phase 3 treatments for wet AMD, and Regeneron Pharmaceuticals is currently in a phase 3 trial of a higher dose of aflibercept, the active ingredient in Eylea. Results from the Regeneron Pharmaceutical trials are expected in 2022. Physicians, patients, and third-party payors may not accept the addition of GB-102 to their current treatment regimens for a variety of potential reasons, including:

•	if they do not wish to incur the additional cost, if any, of GB-102;

•	if they perceive the addition of GB-102 to be of limited benefit to patients compared to existing treatment options;

•	if sufficient coverage and reimbursement are not available; and

•	if they do not perceive GB-102 to have a favorable risk-benefit profile.

We are developing GB-102 as an alternative to existing anti-VEGF drugs, including Avastin, Lucentis, Eylea, Beovu, VABYSMO, and SUSVIMO. Accordingly, GB-102 would directly compete with these therapies. While we believe GB-102 will compete favorably with existing anti-VEGF drugs, future approved standalone or combination therapies for wet AMD and for DR with demonstrated improved efficacy over GB-102 or currently marketed therapies with a favorable safety profile and any of the following characteristics, might pose a significant competitive threat to us:

•	a mechanism of action that does not involve VEGF;

•	a duration of action that obviates the need for twice-yearly intravitreal injection;

•	a method of administration that effectively avoids intravitreal injection; and

•	significant cost savings or reimbursement advantages compared to GB-102 and other anti-VEGF therapies.

Our commercial opportunity could be reduced or eliminated if one or more of our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. An anti-VEGF gene therapy product might substantially reduce the number and frequency of intravitreal injections when treating wet AMD and DR, making GB-102 unattractive to physicians and patients. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected because in many cases insurers or other third-party payors seek to encourage the use of generic products.

We expect that product candidates currently in clinical development, or that could enter clinical development in the near future, could represent competition, if approved. These product candidates may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. Because there are a variety of means to treat wet AMD and DR, our patents and other proprietary protections for GB-102 will not prevent development or commercialization of product candidates that are different from GB-102.

Manufacturing

We have neither large-scale manufacturing facilities nor personnel, other than personnel who manage our contract manufacturing organization, or CMO, relationships. We currently rely, and expect to continue to rely, for the next few years, on third parties for the manufacture of certain components of our product candidates undergoing preclinical testing and clinical testing.  We are establishing low-volume good manufacturing practice, or GMP, manufacturing capability to support our Ph 1/2a clinical trial of GB-401 and the next Phase 2 clinical trial of GB-102.  We have contracted with a single contract manufacturing and development organization to design, develop, and manufacture a proprietary applicator for our GB-401 implant.

Our drug candidates include small molecules and are manufactured in synthetic processes from base materials. We purchase our drug substances from reliable sources and we believe that our microparticle and implant manufacturing processes are amenable to scale-up. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities. We anticipate that these arrangements will be sufficient for the manufacture of our product candidates until such time that we decide that we should establish our own large-scale manufacturing facility and it becomes operational.

Until we believe it is prudent to establish our own large-scale manufacturing facility, we will continue to rely on CMOs for parts of the drug manufacturing process, such as filling and labelling of our products for commercial sale and the manufacture of implant applicators. While we believe that having control over the whole manufacturing process would allow us to reduce cycle times, increase the robustness and consistency of the process and reduce cost of goods for commercial production, we also believe that investing in a dedicated manufacturing facility at this time would not be an efficient use of our capital.

Intellectual property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our therapeutic products for ocular diseases, which include our novel microparticle aggregation and implant technologies, to deliver known active agents such as sunitinib as well as our novel prodrugs such as the one in GB-401. We also seek to protect our proprietary methods of treatment using our delivery technologies for ocular disease, alone and in combination with other therapeutic agents. In addition, we seek protection on processes for the production of our aggregating microparticles and implants, and dosing regimens and formulations for the ocular administration of our products. Our success also depends on our ability to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights.

Our policy is to seek to protect our proprietary position by filing, purchasing, or exclusively in-licensing U.S. and foreign patent applications covering our proprietary technologies, active pharmaceutical ingredients, inventions, and improvements that are important to the development and implementation of our business. In addition, we currently plan to seek patent term adjustments, restorations and/or patent term extensions where applicable in the United States, Europe and other jurisdictions. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. Additionally, we expect to benefit, where appropriate, from statutory frameworks in the United States, Europe and other countries that provide a period of regulatory data exclusivity to compensate for the time required for regulatory approval of our drug products.

We are the sole owner of eleven patent families covering our products, active pharmaceutical ingredients, and proprietary aggregating microparticle technology, which include composition of matter, methods of use and processes of manufacture, as described in more detail below. Our owned patent estate as of December 31, 2021, on a worldwide basis, includes over 60 granted or pending patent applications with nine granted U.S. patents, one allowed U.S. patent application, eleven pending U.S. non-provisional applications, one pending international patent application filed under the Patent Cooperation Treaty and more than 40 pending patent applications that have entered the national phase of prosecution in countries outside the United States.

We have exclusively licensed five patent families from Johns Hopkins University, or JHU, described below, and have granted an exclusive sublicense to Kala Pharmaceuticals, Inc., or Kala, solely in the area of delivery through a mucosal barrier for the five families licensed from JHU only. Our patent estate exclusively licensed from JHU as of December 31, 2021, on a worldwide basis, includes 43 granted or pending patent applications with ten granted U.S. patents, four pending U.S. non-provisional applications and 30 pending or granted patents that have entered the national phase of prosecution in countries outside the United States.

We have acquired two patent families and licensed one patent family from a private company for the treatment of disorders of the ear and eye, including retinitis pigmentosa, Stargardt’s Disease, and Leber’s congenital amaurosis. The two patent families that we acquired have also been licensed back to the private company for their use in non-overlapping therapeutic areas. As of December 31, 2021, this acquired patent estate includes two pending U.S. non-provisional applications and five pending patent applications that have entered the national phase of prosecution in countries outside the United States.

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

Current issued patents and patent applications covering the composition of matter for GB-102 expires on dates ranging from 2031 to 2039, if the applications are issued and held valid by a court of final jurisdiction if challenged. Current issued patents and patent applications covering our clinical candidate GB-401 will also expire on dates ranging from 2031 to 2041, if the applications are issued and held valid if challenged. Our pending applications on additional methods of use of our clinical candidates, should they issue, will expire in 2039. We plan to file additional applications on aspects of our innovations that may have patent terms that extend beyond these dates. However, any of our patents, including patents that we may rely on to protect our market for approved products, may be held invalid or unenforceable by a court of final jurisdiction. Alternatively, we may decide that it is in our interest to settle a litigation in a manner that affects the term or enforceability of our patent. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights. Accordingly, we cannot predict the breadth or enforceability of claims that have been or may be granted on our patents or on third-party patents. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Our ability to obtain and maintain our proprietary position for our microparticle and implant technologies and novel prodrugs will depend on our success in enforcing the claims that have been granted or may grant. We do not know whether any of the pending patent applications that we have filed or may file or license from third parties will result in the issuance of any additional patents. The issued patents that we own or may receive in the future may be challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with sufficient protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may be able to independently develop and commercialize drugs with similar mechanisms of action and/or duplicate our methods of treatments or strategies without infringing our patents. Because of the extensive time required for clinical development and regulatory review of a drug we may develop, it is possible that, before any of our drugs can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent.

GB-102 patent coverage

Patents solely owned by us

We own a first patent family that generally describes our proprietary surface modifying microparticle technology that allows the microparticles to remain separate prior to in vivo administration and then aggregate in vivo into at least one microparticle of at least 500 microns that provides controlled drug delivery. Alternatively, our microparticles can be formed into an implant that is used in the eye. This family consists of one issued U.S. Patent (US 10,441,548) and two pending U.S. applications (US 2020/0000734 and US 2020/0000735) covering the GB-102 aggregating microparticle composition-of-matter and their pharmaceutical compositions. Several pending corresponding patent applications cover methods of use of these aggregated microparticles and their processes of manufacture. This patent family is now also in the national stage of prosecution in Australia, Canada, China, Eurasia, Europe, Hong Kong, and Japan. The expected year of expiration for these composition-of-matter patents, where issued, valid and enforceable, is 2036, without regard to any extensions, adjustments or restorations of term that may be available under national law.

We also own a second patent family that cover additional microparticle formulations and methods of manufacture, including for example suspensions of GB-102 and lyophilized solid GB-102 that have been treated to remove adhered air or gas. It consists of one issued U.S. Patent (US 11,160,870), two U.S. applications, and is currently in the national phase of prosecution in Australia, Canada,

China, Europe, Hong Kong, Japan, and Russia. The expected year of expiration for this patent family, if issued, valid and enforceable, is 2038, without regard to any extensions, adjustments or restorations of term that may be available under U.S. or other national laws.

We own a third patent family that discloses coordinated control of a number of processing factors that result in a significantly harder or more durable aggregated microparticle, and which may be used in the process of manufacture of our GB-102 product. This family includes one U.S application (US 2021/0275456), and foreign applications in Taiwan, Argentina, Japan, Australia, Canada, China, Europe, and Russia. The expected year of expiration for this patent family, if issued, valid and enforceable, is 2039, without regard to any extensions, adjustments or restorations of term that may be available under U.S. or other national laws.

In addition, we own a fourth patent family that discloses various processes for the manufacture of our aggregating microparticles that can be used to manufacture GB-102. The family comprises one U.S. application (US 2021/085607). This patent family is now also in the national stage of prosecution in Australia, Canada, China, Europe, Japan, and Russia. The expected year of expiration for this patent family, if issued, valid and enforceable, is 2039, without regard to any extensions, adjustments or restorations of term that may be available under U.S. or other national laws.

Patent Filings Exclusively Licensed from JHU

We have exclusively licensed from JHU a first patent family that claims microparticles with a hydrophobic polymeric core (such as PLGA or polylactic acid (PLA) or a combination of both PLGA and PLA) and a hydrophilic coating (such as PLGA permanently linked to polyethylene glycol) to reduce inflammation for intraocular injections and their methods of use. This patent family includes four U.S. Patents (US 8,889,193; US 9,566,242; US 9,937,130; and US 10,369,107). This patent family also currently includes one pending U.S. application, , as well as a corresponding patent application in Europe and a granted patent in Canada. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2031, without regard to any extensions, adjustments or restorations of term that may be available under national law.

We have also exclusively licensed from JHU a second patent family, which covers sunitinib-encapsulated polymeric microparticles, including GB-102, and their use as therapeutic compositions to treat disorders of the eye. This patent family currently includes two U.S. pending applications, US 2017/0273901 and US 2019/0275001 and is also pending in Australia, Canada, China, Europe, Hong Kong, Japan, and Russia. The application has been allowed in Australia, Canada, Japan, and Russia. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2035, without regard to any extensions, adjustments or restorations of term that may be available under national law.

A third patent family exclusively licensed from JHU discloses method for reducing neuronal damage in the eye that includes administration of a sustained release formulation of dual leucine kinase inhibitor in a polymeric particle, and wherein the dual leucine kinase inhibitor may be sunitinib. This family consists of two issued U.S. Patents, US 10,525,034 and US 11,013,719, one pending U.S. application, US 2021/0251959, and corresponding applications in Europe, China, Japan and Hong Kong. The application has been allowed in Japan. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2035, without regard to any extensions, adjustments or restorations of term that may be available under national law.

GB-401 patent coverage

We own a fifth patent family that describes the composition of matter of a range of proprietary prodrugs, one of which is a prodrug of a beta-adrenergic receptor inhibitor that is in GB-401. This patent family provides the basis for compound (new chemical entity), pharmaceutical compositions and methods of use of these prodrugs. The family includes one pending U.S. patent application, US 2020/0031783, and corresponding applications in Australia, Canada, China, Europe, Hong Kong, Japan, and Russia. The expected year of expiration for these composition-of-matter patents, where issued, valid and enforceable, is 2038, without regard to any extensions, adjustments or restorations of term that may be available under national law.

We own a sixth patent family that consists of an international application (WO 2021/237096) that describes microparticles and implants with high-drug loadings of GB-401, which we intend to file in the United States and other selected foreign countries on or before the deadline to do so.  The expected year of expiration for this patent family, if issued, valid and enforceable, is 2041, without regard to any extensions, adjustments or restorations of terms that may be available under U.S. or other national laws.

The four patent families that we solely own described above covering GB-102 also cover aggregating microparticles that encapsulate GB-401, pharmaceutical compositions of these aggregating microparticles, and methods of use. Therefore, we have six patent families that cover GB-401 as a compound and in an aggregating microparticle, and their uses and manufacture.

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

The seventh patent family covers prodrug derivatives of ethacrynic acid, timolol, brinzolamide and pharmaceutical compositions, and methods of use for ocular disorders, including the lowering of intraocular pressure. The patent family includes one U.S. pending application (US 2020/0308162) and corresponding applications in Australia, Canada, China, Europe, Japan and Russia. The expected year of expiration for these composition-of-matter patents, where issued, valid and enforceable, is 2038, without regard to any extensions, adjustments or restorations of term that may be available under national law.

The eighth patent family covers novel prodrugs of loop diuretics, pharmaceutical compositions, and methods of use for ocular disorders, including the lowering of intraocular pressure. This family includes one U.S. application (US 2021-0040111). The expected year of expiration for this composition-of-matter patent, where issued, valid and enforceable, is 2039, without regard to any extensions, adjustments or restorations of term that may be available under national law.

Our ninth patent family includes one U. S. application (US 2021/0214374) and one patent application filed in Taiwan that covers additional novel prodrugs of sunitinib, brinzolamide, and dorzolamide, pharmaceutical compositions, and methods of use for ocular disorders. The expected year of expiration for these composition-of-matter patents, where issued, valid and enforceable, is 2039, without regard to any extensions, adjustments or restorations of term that may be available under national law.

Patent filings exclusively licensed from JHU

We have exclusively licensed a fourth patent family from JHU that covers hydrophobic-hydrophilic copolymers of HIF-1 inhibitors, pharmaceutical compositions, and method of use for ocular therapeutics. This patent family includes two granted U.S. Patents (US 8,962,577 and US 9,950,072) and corresponding applications in Australia, Canada, China, Eurasia, Europe, Hong Kong and Japan. These applications have granted in Australia, Canada, China, Eurasia, Hong Kong, and Japan. The expected year of expiration for these composition-of-matter patents, where issued, valid and enforceable, is 2033, without regard to any extensions, adjustments or restorations of term that may be available under national law.

We have in addition exclusively licensed a fifth patent family from JHU that covers hydrophobic-hydrophilic copolymers of non-HIF active agents for ocular therapy, pharmaceutical compositions, and method of use. The family includes two granted U.S. Patents (US 10,159,743 and US 10,933,144) and one pending U.S. application (US 2021/0177979) as well as corresponding granted patents in Australia, Canada, China, Eurasia, Europe, Hong Kong and two in Japan. The expected year of expiration for these composition-of-matter patents, where issued, valid and enforceable, is 2033, without regard to any extensions, adjustments or restorations of term that may be available under national law.

Acquired patent families

We have acquired two patent families from a private company. These patent families cover new cyclic monophosphate (cGMP) compounds for the treatment of ocular disorders. The first family is currently pending in the United States, Europe, Canada, and Japan. The second family is currently pending in the United States, Europe, and Japan. The expected year of expiration for these patent applications, where issued, valid and enforceable, is 2037, without regard to any extensions, adjustments or restorations of term that may be available under national law.

License agreements

Johns Hopkins University

In June 2011, we entered into an Exclusive License Agreement with JHU, which has been amended from time to time, which we refer to as the JHU Agreement. Pursuant to the JHU Agreement, JHU granted us an exclusive, worldwide, sublicensable license to three patent families to research, develop, make, use and sell products and provide services in any field, and a non-exclusive license to use specified know-how and materials with a provision that JHU will not grant a license to know how and materials to any other commercial entity. The JHU first patent family describes microparticles with a hydrophobic polymeric core (such as PLGA or PLA or a combination of both PLGA and PLA) and a hydrophilic coating (such as PLGA permanently linked to polyethylene glycol) to reduce inflammation for intraocular injections and their methods of use, which technology is incorporated into our GB-102 product candidate. The JHU licensed fourth and fifth patent families cover potential future technologies. See “Intellectual Property” above for additional description of the JHU patent families.

In September 2015, the JHU Agreement was amended to include the JHU second patent family which covers sunitinib-encapsulated polymeric microparticles, including GB-102, and their use as therapeutic compositions to treat disorders of the eye. Under the terms of the amended JHU Agreement, we paid a one-time, non-refundable upfront fee, with a remaining amount to be paid upon the occurrence of certain events. We also agreed to pay an additional one-time, non-refundable fee of $100,000 on the occurrence of the first commercial sale of a product falling under the claims of a patent in the second patent family.

In April 2016, the JHU Agreement was further amended to include a third patent family which discloses a method for reducing neuronal damage in the eye that includes administration of a sustained release formulation of a dual leucine kinase inhibitor in a polymeric particle, and wherein the dual leucine kinase inhibitor may be sunitinib, and thus is relevant to GB-102. Under the terms of the amended JHU Agreement, we paid a one-time, non-refundable upfront fee, and a milestone payment for the grant of the first patent. We also agreed to use our best efforts to develop a licensed product under the third patent family and enter into a Phase I clinical trial on or before April 2019, and to have cumulatively spent several million dollars on research and development within six years of execution of the amendment.

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

AffaMed Therapeutics

In July 2019, we entered into a letter agreement with AffaMed Project Limited, or AffaMed, in connection with their purchase of our Series C preferred stock, which we refer to as the AffaMed Letter. Under the AffaMed Letter, we granted AffaMed a right of first negotiation, or the Option, to enter into a license agreement to exclusively develop, register and commercialize GB-102 solely in the territories of China, Hong Kong, Taiwan, Macau and South Korea. The Option expired on July 31, 2021 and we have no further obligation to AffaMed to license rights to GB-102, and we no longer have any limits on our ability to develop, register and commercialize GB-102 in China, Hong Kong, Taiwan, Macau and South Korea.

Recent transactions

In December 2021, we entered into a cross-licensing agreement with a private company pursuant to which we acquired exclusive rights to several small molecules for use in the fields of ophthalmology and otology and by which we granted back exclusive rights to certain small molecules for use outside the fields of ophthalmology and otology.  Per the terms of the agreement, we are required to work diligently to develop one or more products, make milestone payments upon the achievement of certain clinical and regulatory milestones, and pay royalties upon commercial sales of products that we develop incorporating these molecules.

In March 2022, we acquired a private company in the United States with certain gene therapy technology and preclinical data.  The company was purchased for cash, and no further payments are required until FDA approval of a product based upon the acquired assets and the sale or utilization of any priority review voucher that may be granted in connection with such approval.

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

FDA has 60 days from its receipt of an NDA to determine whether the application will be filed based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is filed, FDA begins an in-depth review. Under PDUFA, FDA has agreed to certain performance goals in the review of NDAs to encourage timeliness. NDAs for most standard review drug products are reviewed within twelve months from submission of NDAs for new molecular entities, or NMEs, and within ten months from submission of NDAs for non-NMEs. Priority review can be applied to drugs that FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. NDAs for most priority review drug products are reviewed within eight months from submission of NDAs for NMEs and within six months from submission of NDAs for non-NMEs. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late-submitted information or information intended to clarify information already provided in the submission.

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

The Hatch-Waxman Amendments

Orange Book listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be referenced by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug pursuant to each state’s laws on drug substitution.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA label does not contain (or carve out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. A recent opinion from the United States Court of Appeals for the Federal Circuit, however, held that a generic manufacturer launching a product with a patented method-of-use carve out may, nonetheless, still be liable for patent infringement by inducement based on certain information in the label and external information such as press releases and product catalogues. GlaxoSmithKline LLC v. Teva Pharms. USA, Inc., 7 F.4th 1320 (Fed. Cir. 2021) reh’g denied, en banc, Glaxosmithkline LLC v. Teva Pharms. USA, Inc., 2022 U.S. App. LEXIS 3812 (Fed. Cir., Feb. 11, 2022).

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

Patent term extension

After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension. The allowable patent term extension is calculated as half of the drug’s testing phase (the time between IND application and NDA submission) and all of the review phase (the time between NDA submission and approval up to a maximum of five years). The time can be shortened if FDA determines that the applicant did not pursue development or approval with due diligence. The total patent term after the extension may not exceed 14 years, and only one patent can be extended. For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the United States Patent and Trademark Office must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

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

Additionally, the federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. The reported information is made publicly available on a searchable website.  Failure to submit required information may result in civil monetary penalties.

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

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. On September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The Department of Health and Human Services, or HHS, plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. Many similar proposals, including the plans to give Medicare Part D authority to negotiate drug prices, require drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation, and cap out-of-pocket costs, have already been included in policy statements and legislation currently being considered by Congress. It is unclear to what extent these and other statutory, regulatory, and administrative initiatives will be enacted and implemented.

In March 2010, the United States Congress enacted the ACA, which, among other things, include changes to the coverage and payment for drug products under government health care programs.

There have been executive, legislative and judicial efforts to modify, repeal, replace, or otherwise invalidate all, or certain aspects, of the ACA.  For example, the Tax Cuts and Jobs Act of 2017 included, among other things, a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.”  In June 2021, the U.S. Supreme Court held that plaintiffs did not have standing to challenge constitutionality of the individual mandate. It is unclear whether there may be other efforts to challenge, repeal or replace the ACA.   Further, prior to the Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and closed on August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or other healthcare measures on our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures, including aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. The Medicare reductions phase back in starting with a 1% reduction in effect from April 1, 2022 to June 30, 2022 before increasing to the full 2% reduction.  Moreover, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products. By way of example, in December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. On September 9, 2021, the Biden Administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The HHS plan includes, among other reform measures, proposals to (1) give Medicare authority to directly negotiate drug prices with manufacturers, (2) authorize HHS to negotiate Medicaid supplemental rebates on behalf of states, (3) allow employer-based, ACA marketplace and commercial health insurance plans to access Medicare negotiated drug prices, (4) place a cap on out-of-pocket costs for Medicare Part D beneficiaries and redistribute a higher proportion of drug costs to Part D and manufacturers, (5) mandate purchase of the least costly-alternative and to institute value-based or outcomes-based pricing arrangements, (6) disincentivize drug price increases, (8) facilitate approval and prescription of biosimilar and generic drugs, (9) increase drug pricing transparency, (10) prohibit certain types of rebates to pharmacy benefit managers, and (11) develop drug pricing models by tying price to outcomes. Many similar proposals, including the plans to give Medicare authority to negotiate drug prices and cap out-of-pocket costs, have already been included in policy statements and legislation currently being considered by Congress. It is unclear to what extent new statutory, regulatory, and administrative initiatives will be enacted and implemented. Additional state and federal healthcare reform measures will likely be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for such product candidates or additional pricing pressures.

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

Employees and Human Capital Resources

As of December 31, 2021, we had 27 full time employees, all in the United States, 7 of whom have an M.D. or Ph.D. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive and cash-based performance bonus plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Properties and facilities

Our principal executive office is located Redwood City, California, and consists of 2,560 square feet of office space under a lease which expires in August 2022. We use this facility for operations and administrative purposes. We also have a facility located in Baltimore, Maryland, which consists of 15,649 square feet of office and laboratory space under a lease which expires in June 2023. We use the Maryland facility for our internal research and development activities. We believe that our facilities are adequate to meet our needs for the foreseeable future.

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

Item 1A. Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We cannot assure you that any of the events discussed below will not occur. If any of the following risks actually occur, our business, prospects, operating results and financial condition could suffer materially. Additionally, to the extent the ongoing COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks incorporated by reference or set forth below. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

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

•	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•	Our approach to the treatment of retinal diseases is unproven, and we do not know whether we will be able to successfully develop any products.
•	We are seeking a partner to fund, in whole or in part, further clinical trials of GB-102 for wet AMD. Without such a partnership, further development of GB-102 for wet AMD is uncertain.
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

•	Sunitinib, the active ingredient of GB-102, has a boxed warning regarding hepatotoxicity for its use in oncology indications.
•	Our business and operations would suffer in the event of computer system failures or security breaches.

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

Since inception, we have incurred significant operating losses. Our net loss was $35.8 million and $27.5 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, we had an accumulated deficit of $169.2 million and $133.4 million, respectively. To date, we have financed our operations primarily through private placements of convertible preferred stock and convertible promissory notes and the issuance of common stock upon our initial public offering, or IPO. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and general and administrative costs to support such efforts. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

We have no product sales. We do not expect sales of any product candidate for several years. For us to become profitable, we will need to succeed in developing and commercializing products. This will require us to be successful in a range of challenging activities, including:

•	successfully completing clinical development of our product candidates, which may require establishing one or more strategic partnerships;
•	obtaining marketing approval for these product candidates;
•	manufacturing at commercial scale and selling and distributing those products for which we obtain marketing approval;
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

As of December 31, 2021, we had cash, cash equivalents and short-term investments of $63.7 million, which we believe is sufficient to fund our operations as currently planned beyond the next 12 months. Our future funding requirements will depend on many factors, including:

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

We will require a partner to fund, in whole or in part, further clinical trials of GB-102 for wet AMD. Without such a partnership, further clinical development of GB-102 for wet AMD is uncertain.

Although we plan to continue to prioritize investing in preclinical development of GB-102 for wet AMD, we do not have sufficient cash resources to complete additional clinical trials for both GB-102 and GB-401 at this time. We intend to pursue a partnership in which we license the commercial rights to GB-102 in one or more territories in exchange for funding of further clinical trials. Such partnerships generally require substantial amounts of time to secure, and often involve economic returns for the licensor that are significantly reduced from that attainable by developing and commercializing the product without a partner. Moreover, while we are actively seeking such a partnership, there can be no guarantee that we will secure one in a timely fashion, or on reasonable economic terms, if at all. Failing to secure such a partnership could have a material adverse effect on our business.

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

We have not yet initiated or completed any Phase 3 clinical trials nor commercialized any pharmaceutical products, which may make it difficult to evaluate our future prospects.

Our operations to date have been limited to financing and staffing our company, developing our technology and conducting preclinical research and Phase 1 and Phase 2 clinical trials for our product candidates. We have not yet demonstrated an ability to initiate or complete Phase 3 clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical-stage biopharmaceutical companies such as ours. Any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

We designed our Phase 1/2a, Phase 2a and Phase 2b clinical trials of GB-102 to assess safety and preliminary efficacy and did not power the trials to measure any efficacy endpoints with statistical significance. We expect that our Phase 3 clinical trials for GB-102 for the treatment of wet AMD will be the first clinical trial for GB-102 to be powered with an appropriate number of patients to allow us to measure with statistical significance the non-inferiority of GB-102 compared to the standard of care. As a result, favorable results from our Phase 1/2a, Phase 2a, and potential future clinical trials may not necessarily predict a likelihood of achieving statistical significance on our primary efficacy endpoint in the Phase 3 clinical trials, which will be required for us to obtain marketing approval of GB-102. Historically, the FDA has required that Phase 3 clinical trials in wet AMD use some measure of patient visual performance as the primary endpoint to evaluate efficacy, most often Best Corrected Visual Acuity, or BCVA. Although it was not powered to statistically determine efficacy, our Phase 2b clinical trial of GB-102 showed that, on average across all time points, patients on the 1 mg dose of GB-102 were assessed to have a mean BCVA across all time points of approximately 9 letters lower than that observed in the trial control arm, in which patients received bi-monthly injections of Eylea. If such a difference were to be repeated in a Phase 3 clinical trial of GB-102, it is unlikely that the FDA would approve the product based on a claim of non-inferiority to Eylea. Additionally, our clinical trials to date have only evaluated GB-102 against treatment with Eylea, and there may be current or future products that deliver better results in terms of safety and/or efficacy.

The success of our product candidates is dependent upon the drug-elution profile during the course of intended therapy. Our Phase 1/2a and our Phase 2a trials have been open label and have not been compared to any active treatments. The treatment phase of our Phase 2b trial with GB-102 in wet AMD included a control arm with Eylea, which is the current standard of care. Compared to Eylea, GB-102 1 mg demonstrated median durability of 5 months and improved safety profile. Compared to Eylea, we observed non-statistical similar control of Central Subfield Thickness, or CST, of the retina, and lower average BCVA across all time points. In March 2020, we terminated the development of the 2 mg dose of GB-102 in all of our clinical trial programs, including the arm of our Phase 2b trial, so the results of that arm have been disregarded. If we determine to make any future changes to the formulation, such changes could affect the outcome of any subsequent clinical trials. As a result of any of these therapeutic or formulation changes, the outcome of our potential future or Phase 3 clinical trials may differ from the outcome of our Phase 1/2a and Phase 2b clinical trials. If the BCVA results of clinical trials with any potential new therapeutic or product formulation, including therapies that do not involve intravitreal delivery, are similar to the results from the Phase 2b trial, we may not be able to obtain regulatory approvals or, even if approved, achieve market acceptance of our product candidates.

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

Subsequently, we tested two doses of an optimized formulation of GB-102 in a Phase 2a clinical trial in patients with macular edema, or ME, secondary to either DME or branch/central retinal vein occlusion, or RVO, as well as in the completed Phase 2b clinical trial in wet AMD. In the Phase 2a trial, we observed that there were more incidences of medication present in the anterior chamber with the 2 mg dose of GB-102, which, in a single patient, resulted in two serious adverse events, or SAEs (severe vision loss due to presence of medication in anterior chamber and corneal edema as a result of wash-out of the anterior chamber). As a result, we paused enrollment in our Phase 2b wet AMD trial until an interim safety analysis of both trials could be performed. On the basis of the results of this safety analysis, we terminated the development of the 2 mg dose of GB-102 in all of our clinical trial programs and have disregarded the results, other than those related to safety, of the GB-102 2 mg arm of the ALTISSIMO Phase 2b trial.

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

In the 12-month treatment phase of our Phase 2b clinical trial, there were no drug-related, non-ocular AEs in the GB-102 1 mg arm, nor were there any drug-related SAEs nor dose-limiting toxicity. No treatment-emergent adverse events led to drug discontinuation and none of the adverse events required surgical intervention. Nine out of the 21 patients in the 1 mg dose experienced 23 events of drug related AEs. Five patients had vitreous floaters attributable to GB-102 1 mg and, in the majority of patients, these had no or minimal transient effect on visual acuity. Medication was detected in the anterior chamber, or AC, in three out of 21 patients. In one patient, the presence of particles in the AC was transient with no other associated adverse events. In two patients, the presence of GB-102 microparticles in the AC was associated with transient inflammation and there was an associated moderate BCVA loss in one of these patients. An additional three patients had intraocular inflammation that was mild to moderate, responded well to short courses of treatment with corticosteroids, and was not associated with any change in BCVA. One patient had dispersion of GB-102 microparticles in the vitreous cavity that were not characterized as floaters but was associated with a decrease in visual acuity.

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

Sunitinib, the active ingredient of GB-102, has a boxed warning regarding hepatotoxicity for its use in oncology indications.

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

The current standard of care for wet AMD is monotherapy administration of anti-VEGF drugs, principally Eylea, Avastin and Lucentis, which are well-established therapies and are widely accepted by physicians, patients and third-party payors, as well as the Port Delivery System with ranibizumab, or PDS, and Beovu, the two most recently approved anti-VEGF drugs. There are also several product candidates in late-stage clinical development for wet AMD, including those being developed by F. Hoffmann-La Roche AG, Kodiak Sciences Inc., Samsung Bioepis, Clearside Biomedical, Inc., Regeneron Pharmaceuticals, Inc., REGENXBIO, Inc., Chengdu Kanghong Pharmaceutical Group Co., Ltd, Outlook Therapeutics, Inc., and Opthea Limited. Physicians, patients and third-party payors may not accept the addition of GB-102 to their current treatment regimens for a variety of potential reasons, including:

•	if they do not wish to incur the additional cost, if any, of GB-102;
•	if they perceive the addition of GB-102 to be of limited benefit to patients compared to existing treatment options;
•	if sufficient coverage and reimbursement are not available; and
•	if they do not perceive GB-102 to have a favorable risk-benefit profile.

We are developing GB-102 as an alternative to existing anti-VEGF drugs, including Eylea, Avastin, Lucentis, Beovu, and PDS. Accordingly, if approved, GB-102 would directly compete with these therapies. While we believe GB-102 will compete favorably with existing anti-VEGF drugs, future approved standalone or combination therapies for wet AMD with demonstrated improved efficacy over GB-102 or currently marketed therapies with a favorable safety profile and any of the following characteristics might pose a significant competitive threat to us:

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

Also, our pending patent applications may not issue, and we may not receive any additional patents. Our patents might not contain claims that are sufficiently broad to prevent others from utilizing our technologies. For instance, GB-102 uses our proprietary aggregating microparticle technologies to deliver sunitinib for ocular treatment. If a competitor develops a product that uses a different particle or non-particle technology to deliver sunitinib to the eye, it may be able to compete with us without infringing our owned or licensed patents, as the patents on sunitinib expired in August 2021. GB-401 includes our proprietary beta-adrenergic blocking agent prodrug molecule in our proprietary sustained release formulation technology. If a competitor develops a product that uses a different prodrug of the same beta-blocker, or the beta-blocker itself, or uses a delivery system that is different from our proprietary sustained release formulation technologies, then it may be able to compete with our GB-401 product without infringing our owned or licensed patent claims. Consequently, our competitors may independently develop competing products that do not infringe our patents or other intellectual property. To the extent a competitor can develop similar products using a different delivery system, microparticle or molecule, our patents may not prevent them from directly competing with us.

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

Because our current clinical candidates incorporate small molecules, after commercialization they will be subject in the United States to the patent litigation process of the Hatch-Waxman Amendments, which allows a generic company to submit an Abbreviated New Drug Application, or ANDA, to the FDA to obtain approval to sell our drug using bioequivalence data only. Under the Hatch-Waxman Amendments, we will have the opportunity to list all of our patents that cover our drug product or its method of use in the FDA’s compendium of “Approved Drug Products with Therapeutic Equivalence Evaluation,” sometimes referred to as the FDA’s Orange Book. Currently, in the United States, the FDA may grant three years of exclusivity to a new formulation, for which our GB-102 product would qualify, and other changes to a drug, such as the addition of a new indication to the package insert, if the application contains reports of new clinical investigations (other than bioavailability studies) conducted or sponsored by the sponsor that were essential to the approval of the application. The FDA also may grant five years of exclusivity for new chemical entities, or NCEs, for which GB-401 would qualify. An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. A generic company can submit an ANDA to the FDA immediately after FDA approval of our GB-102 product and four years after approval of GB-401. The submission of an ANDA by a generic company is considered a technical act of patent infringement. The generic company can certify that it will wait until the natural expiration date of our listed patents to sell a generic version of our product or can certify that one or more of our listed patents are invalid, unenforceable or not infringed. If the latter, we will have 45 days to bring a patent infringement lawsuit against the generic company. This will initiate a challenge to one or more of our Orange Book listed patents based on arguments from the generic company that either our patent is invalid, unenforceable or not infringed. Under the Hatch-Waxman Amendments, if a lawsuit is brought, the FDA is prevented from issuing a final approval on the generic drug until 30 months after the end of the data exclusivity period, or a final decision of a court holding that our asserted patent claims are invalid, unenforceable or not infringed. If we do not properly list our relevant patents in the Orange Book, or timely file a lawsuit in response to a certification from a generic company under an ANDA, or if we do not prevail in the resulting patent litigation, we can lose our proprietary market, which can rapidly become generic. Further, even if we do correctly list our relevant patents in the Orange Book, bring a lawsuit in a timely manner and prevail in that lawsuit, it may be at a very significant cost to us of attorneys’ fees and employee time and distraction over a long period. Further, it is common for more than one generic company to try to sell an innovator drug at the same time, and so we may be faced with the cost and distraction of multiple lawsuits. We may also determine it is necessary to settle the lawsuit in a manner that allows the generic company to enter our market prior to the expiration of our patent or otherwise in a manner that adversely affects the strength, validity, or enforceability of our patent.

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

Although we have never been asked by a regulatory agency, IRB or data safety monitoring board to temporarily or permanently discontinue a clinical trial, if we elect or are forced to suspend or terminate a clinical trial of any of our current or future product candidates, the commercial prospects for that product may be harmed and our ability to generate product revenue from that product may be delayed or eliminated. Furthermore, any of these events could prevent us or our partners from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing our product candidates and impair our ability to generate revenue from the commercialization of these products either by us or by our collaboration partners. In our Phase 2a trial of GB-102 for the treatment of ME secondary to DME or RVO, 16 of the 21 patients had at least one drug-related AE, with the majority of them in the 2 mg dosing arm. In addition, one patient in the 2 mg dosing arm experienced two ocular SAEs. As a result, we decided to pause enrollment of new patients in our Phase 2b wet AMD trial until we could collect more data on the Phase 2a trial. We subsequently conducted an interim safety analysis which led to the selection of the 1 mg dose for GB-102. We then amended the Phase

2b protocol such that all patients having originally received the 2 mg dose of GB-102 received the 1 mg dose as their repeat therapy at their six-month visit. In the treatment phase of our Phase 2b trial, nine of 21 patients in the 1 mg arm had at least one drug-related AE, and 17 of 22 patients in the 2 mg arm who were all subsequently re-dosed with 1 mg had at least one drug-related AE.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive and may take many years, especially if additional clinical trials are required, if approval is obtained at all. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and purity. The FDA’s and other regulatory agencies’ decision to grant us regulatory approval will depend on our ability to demonstrate with substantial clinical evidence through adequate well-controlled clinical trials, that the product candidates are effective, as measured statistically by comparing the overall improvement in actively-treated patients against improvement in the control group. However, there is a possibility that our data may fail to demonstrate statistically significant non-inferiority versus the active control. Alternatively, there is a possibility that our data may be statistically significant, but that the actual clinical benefit of the product candidates may not be considered to be clinically significant, clinically relevant or clinically meaningful. We cannot predict whether the regulatory agencies will find that our clinical trial results provide compelling data. Even if we believe that the data from our trials will support regulatory approval in the United States or in Europe, we cannot predict whether the agencies will agree with our analyses and approve our applications.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. The United Kingdom and European Union entered into the Trade and Cooperation Agreement, effective January 1, 2021, which sought to resolve some of the outstanding issues related to Brexit, including free trade and an overarching governance structure for business conducted between the jurisdictions. Under the Trade and Cooperation Agreement, there was a transition period in which the U.K. was not designated as a “third country” and, as a result, personal data could flow from the EU to the U.K. without any adequacy mechanisms (e.g., Standard Contractual Clauses, etc.). The Trade and Cooperation Agreement went into full force on May 1, 2021, and the transition period with regard to personal data automatically terminated on June 26, 2021.  On June 28, 2021, the European Commission adopted two definitive adequacy decisions addressing the transfers of personal data to the United Kingdom under the General Data Protection Regulation, or GDPR, and the Law Enforcement Directive.

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

If the FDA does not conclude that the product candidates for which we may use the Section 505(b)(2) regulatory approval pathway satisfy the requirements for the use of such pathway, or if the requirements for such product candidates under Section 505(b)(2) are not as we expect, the approval pathway for any such product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

We may seek FDA approval through the Section 505(b)(2) regulatory pathway for GB-401. The Hatch-Waxman Amendments added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us under the FDCA, would allow an NDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved drug products, which could expedite the development program for our product candidates by potentially decreasing the amount of preclinical or clinical data that we would need to generate in order to obtain FDA approval. For GB-102, we are seeking to rely on the FDA’s prior conclusions regarding the safety and effectiveness of sunitinib, which has previously been approved for the treatment of gastrointestinal stromal tumors, advanced renal cell carcinoma, and a certain type of pancreatic cancer. For GB-401, we intend to rely in part on the FDA’s prior findings for the previously approved active pharmaceutical ingredient, or API, as well as relevant publications, and to conduct additional good laboratory practice, or GLP, toxicology studies with GB-401, to support the GB-401 IND and any future 505(b)(2) NDA.

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

Moreover, our inability to pursue the Section 505(b)(2) regulatory pathway would likely result in new competitive products reaching the market more quickly than GB-102 or GB-401, which would likely adversely impact our competitive position and prospects. Even if we can pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that GB-102 or GB-401 will receive the requisite approvals for commercialization.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA. Among the provisions of the ACA of importance to our business, including, without limitation, our ability to commercialize and the prices we may obtain for any of our product candidates and that are approved for sale, are increased manufacturer rebate liability under the Medicaid Drug Rebate Program, imposition of a significant annual fee on companies that manufacture or import branded prescription drug products and the requirement for manufacturers to provide a discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole,” which is now 70% of the negotiated price.

There have been executive, legislative and judicial efforts to modify, repeal, or otherwise invalidate all, or certain aspects of, the ACA. By way of example, the Tax Cuts and Jobs Act of 2017, or the Tax Reform Act, included, among other things, a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and closed on August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is uncertain how any such challenges and the healthcare measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. The Medicare reductions phase back in starting with a 1% reduction in effect from April 1, 2022 to June 30, 2022 before increasing to the full 2% reduction. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

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

Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, the General Data Protection Regulation, or GDPR, of the European Union, or EU, which became effective in May 2018, greatly increased the European Commission’s jurisdictional reach of its laws and adds a broad array of requirements for handling personal information, including, for example, requirements to establish a legal basis for processing, higher standards for obtaining consent from individuals to process their personal information, more robust disclosures to individuals and a strengthened individual data rights regime, requirements to implement safeguards to protect the security and confidentiality of personal information that requires the adoption of administrative, physical and technical safeguards, shortened timelines for data breach notifications to appropriate data protection authorities or data subjects, limitations on retention and secondary use of information, increased requirements pertaining to health data and additional requirements that we impose certain contractual obligations on third-party processors in connection with the processing of the personal information. EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal information, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal information. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal information relates, the transfer of personal information out of the European Economic Area, security breach notifications and the security and confidentiality of personal information. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater, and other administrative penalties. Additionally, the United Kingdom (“UK”) implemented the Data Protection Act effective in May 2018 and statutorily amended in 2019, that substantially implements the GDPR and contains provisions, including UK-specific derogations, for how GDPR is applied in the UK. On May 1, 2021, the transition period of the Trade and Cooperation Agreement between the EU and the UK ended.  Subsequently, the European Commission adopted a definitive adequacy decision addressing the transfers of personal data from the European Economic Area to the United Kingdom under the GDPR on June 28, 2021. As a result, we will have to continue to comply with the GDPR and also the Data Protection Act in the UK as well as the EU, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global turnover. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to our business operations may limit the use and adoption of our services, reduce overall demand for them. Changes in these legislations may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources for compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.

Additionally, on July 16, 2020, the Court of Justice of the European Union, or the Court of Justice, invalidated the European Union-United States (EU-U.S.) Privacy Shield on the grounds that the EU-U.S. Privacy Shield failed to offer adequate protections to

EU personal information transferred to the United States. While the Court of Justice upheld the use of other data transfer mechanisms, such as the Standard Contractual Clauses, the decision has led to some uncertainty regarding the use of such mechanisms for data transfers to the United States, and the court made clear that reliance on Standard Contractual Clauses alone may not necessarily be sufficient in all circumstances. The use of Standard Contractual Clauses for the transfer of personal information specifically to the United States also remains under review by a number of European data protection supervisory authorities. For example, German and Irish supervisory authorities have indicated that the Standard Contractual Clauses alone provide inadequate protection for EU-U.S. data transfers. Use of the data transfer mechanisms must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The European Data Protection Board (the EDPB) issued additional guidance regarding the Court of Justice’s decision on November 11, 2020 which imposes higher burdens on the use of data transfer mechanisms, such as the Standard Contractual Clauses, for cross-border data transfers.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. We had a total of 21,357,773 shares of our common stock outstanding as of December 31, 2021. All shares of our common stock are freely tradable, generally without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.

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

Based on the beneficial ownership of our common stock as of December 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant percentage of our voting stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties and facilities.

Our principal executive office is located in Redwood City, California, and consists of 2,560 square feet of office space under a lease which expires in August 2022. We use this facility for operations and administrative purposes. We also have a facility located in Baltimore, Maryland. The Maryland facility consists of 15,649 square feet of office and laboratory space under a lease which expires in June 2023. We use the Maryland facility for our internal research and development activities. We believe that our facilities are adequate to meet our needs for the foreseeable future.

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

Holders of Record

As of March 4, 2022, there were 34 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2021, concerning securities authorized for issuance under all of our equity compensation plans: our 2015 Stock Incentive Plan, which terminated when we adopted our 2020 Equity Incentive Plan, or 2020 Plan, and our 2020 Employee Stock Purchase Plan, or ESPP.

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	(1)	(2)	(3)
Equity compensation plans approved by security holders	4,747,098	$6.58	655,617	(1)
Equity compensation plans not approved by security Holders
Total	4,747,098	$6.58	655,617

(1)	The amount shown in column (a) includes 3,777,398 outstanding options and 969,700 restricted stock units.
(2)	The weighted average exercise price in column (b) includes options only as restricted stock units do not have exercise prices.
(3)

The amount shown in column (c) represents 445,617 shares available for issuance under the 2020 Plan, which plan permits the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, stock awards and restricted stock units; and 210,000 shares available for issuance under the ESPP. The 2020 Plan and ESPP each contain an “evergreen” provision, pursuant to which on January 1st of each year we automatically add 5% and 1% of our shares of common stock outstanding on the preceding December 31st to the shares reserved for issuance, respectively, provided that the Compensation Committee of our Board may authorize a lesser number in each case. As we have not yet implemented our ESPP, no increase in the shares available for issuance under the ESPP have been authorized by the Compensation Committee. In addition, pursuant to a “pour over” provision in our 2020 Plan, options that are cancelled, expired or terminated under the 2015 Stock Incentive Plan are added to the number of shares reserved for issuance under the 2020 Plan.

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

Item 6. [Reserved]

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing transformative medicines for the treatment of diseases of the eye, including the retina and optic nerve. Our novel proprietary technologies are designed to release drugs in ocular tissue at a controlled rate for up to 12 months in order to improve patient compliance, reduce healthcare burdens and, ultimately, deliver better clinical outcomes. Our lead product candidate, GB-102, is an intravitreal injection of a microparticle depot formulation of sunitinib, a potent inhibitor of neovascular growth and permeability, which are leading causes of retinal disease. We are developing GB-102 as a once-every-six month intravitreal injection for the treatment of wet age-related macular degeneration, or wet AMD. In our Phase 1/2a clinical trial, GB-102 administered as a single 1 mg dose was well-tolerated in wet AMD patients and demonstrated durable clinical evidence of disease control of at least six months in approximately 88% of patients in this cohort. GB-102 has also completed a dose-ranging, standard-of-care controlled and masked safety and efficacy Phase 2b clinical trial in patients with wet AMD. We reported topline data from this trial in March of 2021 and we reported further data from an observational six-month extension trial in September 2021. We are evaluating the possibility to develop GB-102 in diabetic retinopathy, or DR. We are also using our proprietary technologies to develop GB-401, an intravitreally injected implant formulation of a beta-adrenergic blocking agent prodrug with a target dosing regimen of once-every-six months or longer for the treatment of primary open-angle glaucoma, or POAG. We believe that our product candidates could significantly improve clinical outcomes versus the respective standards of care for several ocular diseases.

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

Since inception, we have had significant operating losses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. Our net loss was $35.8 million and $27.5 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $169.2 million and cash, cash equivalents and short-term investments of $63.7 million.

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

Recent Developments

Business Effects of the COVID-19 Pandemic

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as the U.S. economy and financial markets. To date, our financial condition and operations have not been significantly impacted by the COVID-19 outbreak; however, the ongoing challenges associated with the pandemic, including the emergence of new variants of the coronavirus, such as the Delta and Omicron variants, and resurgences in the number and rates of infections, make it difficult to assess the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, liquidity and financial condition, all of which will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

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

Given the persistent uncertainty of the evolving pandemic, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our future clinical trial activities due to the inability of patients to come to their screening or monitoring visits, the closing of eye clinics, and/or diversion of resources that are necessary to conduct our future studies to care for COVID-19 patients.

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

Components of Operating Results

Research and Development Expenses

Our research and development expenses include:

•	personnel costs, which include salaries, benefits and stock-based compensation;
•	expenses incurred under agreements with consultants, third-party contract organizations that conduct research and development activities on our behalf;
•	costs related to sponsored research service agreements;
•	costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers;
•	laboratory and vendor expenses related to the execution of preclinical studies and planned clinical trials;
•	milestones and royalty expense from our Johns Hopkins University Exclusive License Agreement;
•	laboratory supplies and materials used for internal research and development activities;
•	the acquisition cost of in-licensed and purchased intellectual property; and
•	facilities and equipment costs.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following sets forth our results of operations (dollars in thousands):

	Year Ended December 31,		Change
	2021	2020	Amount	%
Operating expenses:
Research and development	$18,903	$20,962	$(2,059)	(10)%
General and administrative	17,044	8,870	8,174	92%
Total operating expenses	35,947	29,832	6,115	20%
Loss from operations	(35,947)	(29,832)	(6,115)	(20)%
Interest income	126	143	(17)	(12)%
Change in fair value of preferred stock tranche obligation	—	2,158	(2,158)	(100)%
Net loss	$(35,821)	$(27,531)	$(8,290)	(30)%

Research and Development Expenses

Research and development expenses comprised (dollars in thousands):

	Year Ended December 31,		Change
	2021	2020	Amount	%
Personnel costs	$7,445	$6,485	$960	15%
CRO, CMO, nonclinical and other services	6,088	10,406	(4,318)	(41)%
Facility costs, travel and other	3,290	2,016	1,274	63%
Consulting	1,079	1,332	(253)	(19)%
Materials and supplies	1,001	723	278	38%
Total research and development expenses	$18,903	$20,962	$(2,059)	(10)%

As of December 31, 2021 and 2020, we had 19 and 24 employees, respectively, engaged in research and development activities in our Baltimore, Maryland and Redwood City, California facilities.

Our research and development activities consist primarily of costs associated with the development of GB-102 for which we completed one U.S. Phase 2 clinical trial in patients with wet AMD during 2021, one U.S. Phase 2 clinical trial in patients with DME which was completed in 2020, and pre-clinical costs associated with the development of GB-401. Research and development expenses were $18.9 million in 2021 compared to $21.0 million in 2020. The decrease was primarily due to a reduction in clinical trial expenses due to the completion of the treatment phase of the GB-102 Phase 2b clinical trial in December 2020, offset in part by an increase in compensation costs. Based on our current plans to fund the advancement of GB-102 only through an additional open-label Phase 2a trial in wet AMD, the pre-clinical development of in-licensed and purchased pre-clinical programs, and our plans to commence a Phase 1 trial for GB-401 in glaucoma no earlier than the first half of 2023, we expect R&D expenses to increase in 2022 compared to 2021.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (dollars in thousands):

	Year Ended December 31,		Change
	2021	2020	Amount	%
Personnel costs	$7,663	$3,283	$4,380	*
Facility costs, travel and other expenses	3,917	1,431	2,486	*
Professional services	3,034	3,031	3	0%
Write-off deposits on fixed assets purchase commitments	1,352	—	1,352	*
Patent filing and portfolio costs	1,078	1,125	(47)	(4)%
Total general and administrative expenses	$17,044	$8,870	$8,174	92%

* Percentage change is greater than 100%.

As of December 31, 2021 and 2020, we had eight and seven employees, respectively, engaged in general and administrative activities.

General and administrative expenses were $17.0 million in 2021 compared to $8.9 million in 2020. The increase was primarily due to a $2.8 million increase in stock-based compensation, a $1.8 million increase in the cost of directors and officers insurance as a result of becoming a public company and the $1.3 million write-off of deposits on fixed assets purchase commitments.

Interest Income

Interest income was $126,000 and $143,000 for the years ended December 31, 2021 and 2020, respectively. The decrease was primarily due to the decrease in short term investments.

Preferred Stock Tranche Obligation

The change in fair value of Preferred Stock Tranche Obligation for the year ended December 31, 2020 relates to the fair value adjustment that resulted in a $2.1 million gain in connection with our IPO. In September 2020, the Preferred Stock Tranche Obligation expired upon the effectiveness of the IPO registration statement, resulting in a corresponding elimination of the associated liability.

Liquidity and Capital Resources

Overview

To date, we have incurred losses and negative cash flows from operations. As of December 31, 2021, we had available cash, cash equivalents and short-term investments of $63.7 million and an accumulated deficit of $169.2 million. Prior to our IPO, our operations had been financed primarily by gross proceeds of approximately $134.0 million from the sale of convertible promissory notes and our convertible preferred stock. In connection with our IPO, we issued and sold an aggregate of 6,468,750 shares of common stock (inclusive of 843,750 shares of common stock issued and sold pursuant to the exercise of the underwriters’ option to purchase additional shares) at a price of $16.00 per share for net proceeds of $92.0 million, after deducting underwriters’ discounts and commissions and offering costs.

We have incurred significant net losses of $35.8 million and $27.5 million for the years ended December 31, 2021 and 2020, respectively. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months and beyond. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and related expenditures, the receipt of additional payments on the licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter into.

We believe our cash, cash equivalents and short-term investments of $63.7 million at December 31, 2021 will fund our projected operations into the second half of 2023.

Commitments and Other Obligations

For a detailed description of our commitments and obligations, see Note 5 – Commitments and Contingencies, to the financial statements included in Item 8 of this Annual Report on Form 10-K.

Leases

We have lease arrangements for certain equipment and facilities, including, corporate, manufacturing and data center space. As of December 31, 2021, we had fixed lease payment obligations of $732,000, with $527,000 payable within 12 months.

License Agreements

We are party to agreements pursuant to which we have in-licensed and purchased various intellectual property rights. These agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of certain products. None of these events had occurred as of December 31, 2021, and no royalties were due from the sales of licensed products.

Other Commitments

We enter into contracts in the normal course of business with CROs for clinical trials and CMOs for clinical supply manufacturing and with vendors for equipment, preclinical research studies, research supplies and other services and products for operating purposes. As of December 31, 2021, these commitments were approximately $0.8 million due within 3 to 15 months. These contracts generally provide for termination on notice of 60 to 90 days, and therefore we believe that our non-cancelable obligations under these agreements are not material.

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

Based on our current operating plan, which no longer includes the cost of Phase 3 clinical trials for GB-102, we believe our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements in excess of 12 months from the issuance date of these financial statements. We base this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We base the sufficiency of our existing cash, cash equivalents and short-term investments to fund our operations on the current period re-forecast of our projected cash burn rate following our decision to only proceed with further Phase 3 clinical trials for GB-102 if fully or partially funded by a partner. While we believe that our current cash, cash equivalents and short-term investments are adequate to meet our needs for the next 12 months from issuance, we will seek to raise additional funds in order to further advance our research and development programs, operate our business and meet our obligations as they come due.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(31,500)	$(32,064)
Investing activities	10,751	(42,560)
Financing activities	695	92,172
Net (decrease) increase in cash and cash equivalents	$(20,054)	$17,548

Operating Activities

Cash used in operating activities of $31.5 million during the year ended December 31, 2021 was primarily attributable to our net loss of $35.8 million and an increase of $1.6 million in our working capital, partially offset by non-cash stock-based compensation expense of $5.4 million.

Cash used in operating activities of $32.1 million during the year ended December 31, 2020 was attributable to our net loss of $27.5 million and an increase of $4.6 million in our working capital.

Investing Activities

Cash provided by investing activities of $10.8 million during the year ended December 31, 2021 consisted of $105.8 million provided upon maturity of short-term investments, partially offset by $94.6 million of purchases of short-term investments and $0.5 million of purchases of property and equipment.

Cash used in investing activities of $42.6 million during the year ended December 31, 2020 consisted of $61.6 million of purchases of short-term investments and $1.0 million of purchases of property and equipment, partially offset by $20.0 million provided upon maturity of short-term investments.

Financing Activities

Cash provided by financing activities of $0.7 million for the year ended December 31, 2021 was related to proceeds received from the exercise of stock options.

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

We have and may continue to enter into purchase and license agreements to access and utilize certain technologies. We evaluate if such agreements are an acquisition of an asset or a business. To date none of these agreements have been considered to be an acquisition of a business. For asset acquisitions, the upfront payments to acquire such assets, or licenses to such assets, as well as any future milestone payments made before product approval, will be immediately recognized as research and development expenses when due, provided there is no alternative future use of the rights in other research and development projects. These agreements may also include contingent consideration in the form of cash. We assess whether such contingent consideration meets the definition of a derivative.

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

•

Expected Volatility—Since we were a privately held company until September 2020, and do not yet have sufficient trading history for our common stock, the expected volatility is estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies are chosen based on their similar size, stage in the life cycle or area of specialty. We will continue to apply this method until a sufficient amount of historical information over a period equal to the expected term of the stock-based awards becomes available.

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

Item 8. Financial Statements and Supplementary Data.

GRAYBUG VISION, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Graybug Vision, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Graybug Vision, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Redwood City, California

March 10, 2022

GRAYBUG VISION, INC.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$13,364	$33,418
Short-term investments	50,306	61,615
Prepaid expenses and other current assets	3,408	4,207
Total current assets	67,078	99,240
Property and equipment, net	1,981	1,946
Prepaid expenses and other non-current assets	29	608
Total assets	$69,088	$101,794
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$527	$2,513
Accrued research and development	304	1,356
Other current liabilities	3,226	3,128
Total current liabilities	4,057	6,997
Deferred rent, long term portion	8	11
Total liabilities	4,065	7,008
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized, no shares outstanding as of December 31, 2021 and 2020, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 21,357,773 and 20,979,265 shares issued and outstanding as of December 31, 2021 and 2020, respectively	2	2
Additional paid-in capital	234,225	228,155
Accumulated deficit	(169,188)	(133,367)
Accumulated other comprehensive loss	(16)	(4)
Total stockholders’ equity	65,023	94,786
Total liabilities and stockholders’ equity	$69,088	$101,794

The accompanying notes are an integral part of these financial statements.

GRAYBUG VISION, INC.

Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$18,903	$20,962
General and administrative	17,044	8,870
Total operating expenses	35,947	29,832
Loss from operations	(35,947)	(29,832)
Interest income	126	143
Change in fair value of preferred stock tranche obligation	—	2,158
Net loss	(35,821)	(27,531)
Cumulative dividends on convertible preferred stock	—	(7,189)
Net loss attributable to common stockholders	$(35,821)	$(34,720)
Net loss per common share—basic and diluted	$(1.69)	$(5.25)
Weighted-average number of shares outstanding used in computing net loss per common share—basic and diluted	21,199,291	6,618,445

The accompanying notes are an integral part of these financial statements.

GRAYBUG VISION, INC.

Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(35,821)	$(27,531)
Unrealized loss on available-for-sale securities, net of tax	(12)	(7)
Comprehensive loss	$(35,833)	$(27,538)

The accompanying notes are an integral part of these financial statements.

GRAYBUG VISION, INC.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	(Deficit)
Balance—December 31, 2019	117,809,883	$131,363	1,371,467	$—	$2,879	$(105,836)	$3	$(102,954)
Issuance of common stock upon the initial public offering, net			6,468,750	1	92,049	—	—	92,050
Conversion of convertible preferred stock into common stock upon the initial public offering	(117,809,883)	(131,363)	13,085,913	1	131,362	—	—	131,363
Stock issued on exercise of stock options	—	—	53,135	—	77	—	—	77
Stock-based compensation expense	—	—	—	—	1,788		—	1,788
Net loss	—	—	—	—	—	(27,531)		(27,531)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(7)	(7)
Balance—December 31, 2020	—	$—	20,979,265	$2	$228,155	$(133,367)	$(4)	94,786
Stock issued on exercise of stock options	—	—	353,508	—	695	—	—	695
Issuance of common stock upon vesting of restricted stock units	—	—	25,000	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,375	—	—	5,375
Net loss	—	—	—	—	—	(35,821)	—	(35,821)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(12)	(12)
Balance—December 31, 2021	—	$—	21,357,773	$2	$234,225	$(169,188)	$(16)	$65,023

The accompanying notes are an integral part of these financial statements.

GRAYBUG VISION, INC.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020
Operating activities:
Net loss	$(35,821)	$(27,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,375	1,788
Depreciation	519	395
Change in fair value of preferred stock tranche obligation	—	(2,158)
Accretion of premium and discounts on short-term investments	58	1
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	1,378	(2,400)
Accounts payable	(2,052)	(1,462)
Accrued research and development	(1,052)	(977)
Other current and non-current liabilities	95	280
Net cash used in operating activities	(31,500)	(32,064)
Investing activities:
Purchases of property and equipment	(488)	(1,023)
Purchases of investments	(94,570)	(61,637)
Maturity of investments	105,809	20,100
Net cash provided by (used in) investing activities	10,751	(42,560)
Financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	96,255
Proceeds from exercise of stock options	695	77
Payment of offering costs	—	(4,160)
Net cash provided by financing activities	695	92,172
Net (decrease) increase in cash and cash equivalents	(20,054)	17,548
Cash and cash equivalents at beginning of period	33,418	15,870
Cash and cash equivalents at end of period	$13,364	$33,418
Supplemental disclosure of noncash items:
Conversion of convertible preferred stock into common stock upon initial public offering	$—	$131,363
Property and equipment purchases included in accounts payable	$115	$49

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

Going Concern Considerations

The Company incurred losses from operations and had negative cash flows from operating activities for the years ended December 31, 2021, and 2020, and the Company’s accumulated deficit at December 31, 2021 is $169.2 million. The Company’s current operating plan indicates it will continue to incur losses from operations and generate negative cash flows from operating activities, given ongoing expenditures related to extensive research and development and the Company’s lack of revenue-generating activities at this point in the Company’s life cycle. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

In March 2021, the Company decided not to proceed with the significant investment required to initiate two Phase 3 clinical trials for GB-102 in late 2021. As a result, management continues to believe that the Company’s current cash, cash equivalents and short-term investments are adequate to meet its cash needs for at least 12 months from the issuance date of this Form 10-K. The Company will seek to raise additional funds in order to further advance its research and development programs other than GB-102, operate its business, secure research and development collaborations, and meet its obligations as they come due. The Company is pursuing financing alternatives, similar to what the Company has previously executed, which include debt and equity financing. Such sources of capital may not, however, be available to the Company in the necessary time frame, in the amounts that the Company requires, on terms that are acceptable to the Company, or at all. If the Company is unable to raise the necessary funds when needed or reduce spending on currently planned activities, it may not be able to continue the development of its products or the Company could be required to delay, scale back, or eliminate some or all of its research and development programs and other operations, which may materially harm its business, financial position and results of operations.

COVID-19 Pandemic

The impact of the worldwide spread of a novel strain of coronavirus (“COVID-19”) has been unprecedented and unpredictable, including the emergence of new variants of the coronavirus, such as the Delta and Omicron variants, and resurgences in number and rates of infections, but based on the Company’s current assessment, the Company does not expect any material impact on its long-term strategic plans, operations, or its liquidity due to the worldwide spread of COVID-19. However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus and new variants thereof throughout the world and its assessment of the impact of COVID-19 may change.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to accrued research and development expenses, contingent milestone payments, other long-lived assets, stock-based compensation, and the valuation of deferred tax assets. The Company bases its estimates using historical experience, Company forecasts and future plans, current economic conditions, and information from third-party professionals that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and recorded amounts of expenses that are not readily apparent from other sources, and adjusts those estimates and assumptions when facts and circumstances dictate.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, corporate debt securities and commercial paper. The Company’s cash equivalents consist of money market fund investments, corporate debt securities, and commercial paper.

Investments

The Company invests its excess cash balances in marketable government agency bonds, corporate debt securities and commercial paper. The Company classifies its investments as available-for-sale, reports available-for-sale investments at their fair value at each balance sheet date, and includes any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive loss, a component of stockholders’ equity. Should there be any realized gains or losses, they will be determined using the specific-identification method and included as other income or expense in the statements of operations.

The Company periodically evaluates whether declines in fair values of its marketable securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the marketable security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any marketable securities before recovery of its amortized cost basis. Impairment assessments are made at the individual security level each reporting period. When the fair value of an available-for-sale security is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in the statements of operations, equal to the difference between the investment’s amortized cost and fair value at such date. The Company did not record any impairment charges related to its marketable securities during the years ended December 31, 2021 and 2020.

The Company classifies its available-for-sale marketable securities as non-current if such instrument’s underlying effective maturity date exceeds 12 months and for which the Company has the intent and ability to hold the investment for a period of greater than 12 months. The Company’s marketable securities at December 31, 2021 and 2020 mature in less than 12 months and are included in short-term investments in the balance sheets.

Concentrations of Credit Risk and Off-balance Sheet Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and available-for-sale marketable securities. The Company’s investment policy includes guidelines regarding the quality of the financial institutions and financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk. The Company may invest in money market funds, U.S. Treasury securities, corporate debt, U.S. government-related agency securities, commercial paper and certificates of deposit. At December 31, 2021 and 2020, the Company’s cash and cash equivalents were held in financial institutions that management believes are creditworthy. These deposits may exceed federally insured limits. The Company has not experienced any losses historically in these accounts and believes it is not exposed to significant credit risk in its cash and cash equivalents. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements.

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

Impairment of Long-lived Assets

The Company evaluates whether current facts or circumstances indicate that the carrying values of its long-lived assets may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the sum of the undiscounted future cash flows of these assets is compared to the carrying value the assets to determine whether impairment exists. If the assets are determined to be impaired, the loss is measured based on the difference between the sum of the undiscounted future cash flows and the carrying value of the assets. No impairment losses were recorded during the years ended December 31, 2021 or 2020.

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

Related Party Transactions

In August 2019, the Company engaged a consulting firm managed by the then acting chief financial officer of the Company for professional services related to finance and other administrative functions. For the year ended December 31, 2020, the costs incurred under this arrangement totaled $657,000 and were recorded as general and administrative expense in the accompanying statement of operations. The Company terminated its relationship with this entity in September 2020.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, with guidance regarding the accounting for and disclosure of leases. The update requires lessees to recognize the liabilities related to all leases, including operating leases, with a term greater than 12 months on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. As an emerging growth company, this standard is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted. The Company adopted this standard on January 1, 2022 and has performed an analysis on the impact of this standard and does not expect that this standard will have a material impact on its results of operations or cash flows, but that it will have a material impact on the Company’s assets and liabilities as a result of the recognition of right-of-use asset and lease liabilities. The Company also expects to elect the “package of practical expedients”, which permits the Company to not reassess under this standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company expects to elect the short-term lease recognition exemption for all leases that qualify.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued a clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which modified the accounting for available-for-sale securities. As an emerging growth company, ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently assessing the potential impact of adopting ASU 2016-13 on its financial statements and financial statement disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions and amends certain requirements in the existing income tax guidance to ease accounting requirements. As an emerging growth company, this standard is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, and must be applied on a retrospective basis. The Company is currently evaluating the impact of this new guidance on its financial statements and financial statement disclosures but does not expect this new guidance to have a material impact on its financial statements and financial statement disclosures.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$8,920	$—	$—	$8,920
Corporate debt securities	—	1,480	—	1,480
Commercial paper	—	2,749	—	2,749
Total cash equivalents	8,920	4,229	—	13,149
Short-term investments:
Corporate debt securities	—	1,117	—	1,117
Commercial paper	—	41,954	—	41,954
U.S. Treasury notes	—	7,235	—	7,235
Total short-term investments	—	50,306	—	50,306
Total assets measured at fair value	$8,920	$54,535	$—	$63,455

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$15,677	$—	$—	$15,677
Corporate debt securities	—	2,500	—	2,500
Commercial paper	—	13,499	—	13,499
Total cash equivalents	15,677	15,999	—	31,676
Short-term investments:
Corporate debt securities	—	11,588	—	11,588
Commercial paper	—	50,027	—	50,027
Total short-term investments	—	61,615	—	61,615
Total assets measured at fair value	$15,677	$77,614	$—	$93,291

The following tables present information as to cost, unrealized gains and losses and fair value determination of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$8,920	$—	$—	$8,920
Corporate debt securities	1,480	—	—	1,480
Commercial paper	2,749	—	—	2,749
Total cash equivalents	13,149	—	—	13,149
Short-term investments:
Corporate debt securities	1,117	—	(1)	1,116
Commercial paper	41,956	6	(8)	41,954
U.S. Treasury notes	7,249	—	(13)	7,236
Total short-term investments	50,322	6	(22)	50,306
Total assets measured at fair value	$63,471	$6	$(22)	$63,455

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$15,677	$—	$—	$15,677
Corporate debt securities	2,502	—	(2)	2,500
Commercial paper	13,498	1	—	13,499
Total cash equivalents	31,677	1	(2)	31,676
Short-term investments:
Corporate debt securities	11,588	1	(1)	11,588
Commercial paper	50,030	2	(5)	50,027
Total short-term investments	61,618	3	(6)	61,615
Total assets measured at fair value	$93,295	$4	$(8)	$93,291

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

As of December 31, 2021 and 2020, the contractual maturities of all available-for-sale investments were less than 12 months. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. All investments with unrealized losses have been in a loss position for less than 12 months. As a result, the Company did not recognize any other-than-temporary impairment losses as of December 31, 2021 and 2020.

There were no transfers between Levels 1, 2 or 3 for the periods presented.

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2021	2020
Manufacturing and laboratory equipment	$2,511	$2,179
Computer hardware	28	28
Office furniture and equipment	28	28
Leasehold improvement	234	234
Construction in progress	833	611
Total property and equipment, at cost	3,634	3,080
Less: accumulated depreciation	(1,653)	(1,134)
Property and equipment, net	$1,981	$1,946

Depreciation expense for the years ended December 31, 2021 and 2020 was $519,000 and $395,000, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Prepaid expenses	$1,866	$2,140
Prepaid clinical and research expenses	168	6
Interest and other receivables	21	598
Other current assets	1,353	1,463
Total prepaid expenses and other current assets	$3,408	$4,207

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Salaries and benefits	$2,278	$2,302
Professional services	461	425
Deferred rent	8	27
Other	479	374
Total other current liabilities	$3,226	$3,128

5. Commitments and Contingencies

The Company enters into contracts in the normal course of business with CROs for clinical trials and CMOs for clinical supply manufacturing and with vendors for equipment, preclinical research studies, research supplies and other services and products for operating purposes. As of December 31, 2021, these commitments were approximately $0.8 million due within 3 to 15 months. These contracts generally provide for termination on notice of 60 to 90 days. During the year ended December 31, 2021, the Company terminated several contracts with its equipment vendors and CMOs. The termination of these contracts resulted in the cancellation of commitments totaling $3.7 million as of December 31, 2020. From this amount, the Company recognized $2.2 million in general and administrative expenses in the Company’s statement of operations for the write-off of $1.3 million in equipment deposits and $0.9 million in other commitments and cancellation fees. As of December 31, 2021, there were no unpaid cancellation or other related costs and none are anticipated.

Operating Lease Agreements

The Company leases a facility in Baltimore, Maryland under an operating lease with a term through June 2023.

On July 29, 2021, the Company entered into a lease agreement for approximately 2,560 rentable square feet of office space in Redwood City, California. The lease commenced on August 18, 2021 with a 12-month initial term expiring on August 31, 2022. This new facility replaced the Company’s existing Redwood City lease when it expired on August 31, 2021. Upon execution of the lease, the Company delivered to the lessor a sum of $31,000, consisting of a security deposit and one month's rent. The total lease obligation over the term of the lease will be approximately $0.2 million.

Rent expense for the Company’s facility leases was $0.7 million for each of the years ended December 31, 2021 and 2020.

Future minimum lease payments under the Company’s non–cancelable operating leases as of December 31, 2021 were as follows (in thousands):

Year ended December 31:
2022	$527
2023	205
Total future minimum lease payments	$732

License Agreements

Johns Hopkins University

In June 2011, the Company entered into an Exclusive License Agreement with Johns Hopkins University, or JHU, which has been amended from time to time, such agreement as amended is referred to as the JHU Agreement. Pursuant to the JHU Agreement, JHU granted the Company an exclusive, worldwide, sublicensable license to three patent families to research, develop, make, use and sell products and provide services in any field, and a non-exclusive license to use specified know-how and materials with a provision that JHU will not grant a license to know how and materials to any other commercial entity. The JHU first patent family describes microparticles with a hydrophobic polymeric core (such as poly(lactic-co-glycolic acid), or PLGA, poly-lactic acid, or PLA, or a combination of both PLGA and PLA) and a hydrophilic coating (such as PLGA permanently linked to polyethylene glycol) to reduce inflammation for intraocular injections and their methods of use, which technology is incorporated into the Company’s GB-102 and GB-401 product candidates. The JHU licensed fourth and fifth patent families cover potential future technologies.

In September 2015, the JHU Agreement was amended to include the JHU second patent family which covers sunitinib-encapsulated polymeric microparticles, including GB-102, and their use as therapeutic compositions to treat disorders of the eye. Under the terms of the amended JHU Agreement, the Company paid a one-time, non-refundable upfront fee, with a remaining amount to be paid upon the occurrence of certain events. The Company also agreed to pay an additional one-time, non-refundable fee of $100,000 on the occurrence of the first commercial sale of a product falling under the claims of a patent in the second patent family.

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

Milestone and royalty expenses under the JHU Agreement are classified as research and development expense and reimbursement of patent-related expenditures are classified as general and administrative expense in the statements of operations. Expense under the JHU Agreement is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$38	$38
General and administrative	160	165
Total JHU Agreement expense	$198	$203

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

There have been no expenses under the Kala Agreement in the years ended December 31, 2021 or 2020 and no amounts payable at December 31, 2021 or 2020.

AffaMed Project Limited

In July 2019, the Company entered into a letter agreement with AffaMed Project Limited, or AffaMed, in connection with their purchase of the Company’s Series C convertible preferred stock, or the AffaMed Letter. Under the AffaMed Letter, the Company granted AffaMed a right of first negotiation, or the Option, to exclusively develop, register and commercialize GB-102 solely in the territories of China, Hong Kong, Taiwan, Macau and South Korea. The Option expires upon the earlier of (i) July 31, 2021 and (ii) 60 days after the Company provides top line data from the Phase 2b ALTISSIMO trial for GB-102. AffaMed did not exercise the Option, and the Company has no further obligation to AffaMed to license rights to GB-102.

There have been no expenses under the Affamed Letter in the years ended December 31, 2021 or 2020 and no amounts payable at December 31, 2021 or 2020.

Asset Acquisition

In December 2021, the Company entered into an Assignment and Licensing Agreement with a private company, pursuant to which the Company acquired certain intellectual property rights, including patents and know-how, related to new cyclic monophosphate (cGMP) compounds for the treatment of ocular disorders.

As consideration for the intellectual property rights acquired, the Company made an upfront cash payment of $0.5 million and may be required to make additional contingent payments of up to $27.0 million in the aggregate upon achievement of certain development and regulatory milestones. Additionally, upon commercialization, the Company may be required to make tiered single-digit royalty payments based on net product sales.

As the acquired rights relate to in-process research and development activities that have no alternative future use to the Company, the upfront payment of $0.5 million was recorded as research and development expense in the accompanying statements of operations for the year ended December 31, 2021. As of December 31, 2021, no development or regulatory milestones were deemed probable of achievement and, accordingly, no amounts have been recognized in the accompanying financial statements with respect to these contingent payments.

In March 2022, the Company acquired a private company in the United States with certain gene therapy technology and preclinical data. The private company was purchased at a cost of approximately $2.0 million, including estimated transaction costs and a contingent holdback, and the Company may be required to make additional contingent payments of up to $20.0 million in the aggregate upon the achievement of certain milestones. Other than the contingent holdback release, no further payments are required until FDA approval of a product based upon the acquired assets and the sale or utilization of any priority review voucher that may be granted in connection with such approval.

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

Litigation

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not presently a party to any legal proceedings that it believes would have a material adverse effect on its business, operating results, financial condition or cash flows.

6. Convertible Preferred Stock and Preferred Stock Tranche Obligation

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

In July 2019, the Company authorized the sale of up to 61,773,000 shares of its Series C Convertible Preferred Stock, or Series C, at a price of $1.4693 per share, or Series C Financing. In July and August 2019, the Company issued 37,432,787 shares of Series C for aggregate gross proceeds of $55.0 million. In connection with this financing, certain purchasers of the Series C had the option to purchase up to an additional 17,014,902 shares of Series C at a price per share of $1.4693 for a period of up to 30 days after the Company notified them of the three-month readout from the Phase 2a clinical trial of GB-102 in patients with macular edema secondary to diabetic macular edema and retinal vein occlusion, or the Preferred Stock Tranche Obligation. The Company concluded that the Preferred Stock Tranche Obligation met the definition of a freestanding financial instrument, as the rights were legally detachable and separately exercisable from the Series C. Therefore, the Company allocated the proceeds received from the issuance of shares under the Series C Preferred Stock Purchase Agreement between the Preferred Stock Tranche Obligation and the Series C. The fair value of the Preferred Stock Tranche Obligation of $2.2 million on issuance was allocated from the $55.0 million proceeds of the Series C Financing and classified as a current liability on the balance sheet as the Series C would become redeemable upon a deemed liquidation event, the occurrence of which was not within the Company’s control. The Preferred Stock Tranche Obligation was remeasured at fair value at each reporting period using an option pricing valuation methodology. For the year ended December 31, 2020, the Company recognized a gain on change in fair value of preferred stock tranche obligation of $2.2 million.

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

7. Stock-Based Compensation

2020 Equity Incentive Plan

In August 2020, the Company’s board of directors and stockholders adopted the Company’s 2020 Equity Incentive Plan, or the 2020 Plan, that became effective in connection with the IPO, and serves as the successor to the Company’s 2015 Stock Incentive Plan, or the 2015 Plan. The Company’s 2020 Plan authorizes the award of stock options, restricted stock units, or RSUs, restricted stock awards, or RSAs, stock appreciation rights, or SARs, performance awards and stock bonus awards. The Company initially reserved 1,850,000 shares of its common stock, plus any reserved shares not issued or subject to outstanding grants under the 2015 Plan on the effective date of the 2020 Plan, for issuance pursuant to awards granted under the 2020 Plan. The aggregate number of shares reserved for sale under the 2020 Plan will increase automatically on each January 1st of 2021 through 2030 by the number of shares equal to 5% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a lesser number as may be determined by the Company’s board of directors.

In conjunction with adopting the 2020 Plan, the Company may not grant any additional stock-based awards under the 2015 Plan, and any shares available for issuance under the 2015 Plan were added to the shares reserved under the 2020 Plan. The 2015 Plan will continue to govern outstanding stock-based awards granted thereunder. On January 1, 2021, the aggregate number of shares reserved for issuance was increased by an additional 1,048,963 shares pursuant to the automatic share reserve increase provision of the 2020 Plan. As of December 31, 2021, there were 445,617 shares available for issuance under the 2020 Plan.

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

Inducement Grants

On January 14, 2022, six newly-hired employees were granted inducement options to purchase an aggregate of 234,200 shares of the Company’s common stock at an exercise price of $1.55 per share.  These inducement grants were made outside of the 2020 Equity Incentive Plan in accordance with the Nasdaq Listing Rule 5635(c)(4). One-fourth of the options will vest on the one-year anniversary of the vesting commencement date and the remainder will vest in equal monthly installments over the next three years, in each case subject to the new employee’s continued service with the Company. The stock options have a ten-year term and are subject to the terms and conditions of a stock option agreement covering the grant.

Stock Option Activity

The following summarizes stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)	(In thousands)
Outstanding—December 31, 2020	2,756,102	$8.28	8.6	$57,090
Granted	1,649,500	$3.74
Exercised	(353,508)	$1.97
Forfeited and Canceled	(274,696)	$12.52
Outstanding—December 31, 2021	3,777,398	$6.58	8.4	$41,967
Options Exercisable—December 31, 2021	1,705,619	$5.24	7.4	$41,967

At December 31, 2021, the aggregate intrinsic value of options granted is calculated as the difference between the exercise price and the closing price on the same date. The aggregate intrinsic value of options exercised in the years ended December 31, 2021 and 2020 was $2.5 million and $113,000, respectively.

The aggregate fair value of options that vested during the years ended December 31, 2021 and 2020 was $4.0 million and $1.4 million, respectively. The weighted-average grant-date fair value per share of options that vested during the years ended December 31, 2021 and 2020 was $6.06 and $2.43, respectively.

Restricted Stock Units

The following table summarizes restricted stock units (RSUs) activity for the year ended December 31, 2021:

	RSUs Outstanding
	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share
Balance - December 31, 2020	80,000	$16.50
Granted	988,700	$3.73
Vested	(25,000)	$16.50
Cancelled/forfeited	(74,000)	$3.74
Balance - December 31, 2021	969,700	$4.45

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. The aggregate fair value of RSUs vested during the year ended December 31, 2021 was $0.4 million. No RSUs vested during the year ended December 31, 2020.

Fair Value of Stock Option Awards

The Company estimates the fair value of stock option awards on the grant date using Black-Scholes. The weighted-average grant date fair value per option granted during the years ended December 31, 2021 and 2020 was $2.72 and $11.90, respectively. The fair value of each award is estimated using Black-Scholes based on the following assumptions:

	Year Ended December 31,
	2021	2020
Expected term (years)	5.1-6.1	5.0-6.1
Expected volatility	87% - 88%	85%
Risk-free interest rate	0.84%-1.12%	0.25%-0.53%
Expected dividend	—	—

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

Stock-Based Compensation Expense

Stock-based compensation expense is classified as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$1,210	$390
General and administrative	4,165	1,398
Total stock-based compensation expense	$5,375	$1,788

As of December 31, 2021, the total unrecognized stock-based compensation expense related to outstanding unvested stock awards that are expected to vest was $15.4 million, which the Company expects to recognize over an estimated weighted-average term of 2.8 years.

8. Income Taxes

The Company has incurred net operating losses for all the periods presented. The Company has not reflected the benefit of any such net operating loss carryforwards in the accompanying financial statements.

The effective tax rate for the years ended December 31, 2021 and 2020 is different from the federal statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income. The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Income tax benefit at the federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	0.6	3.2
Research and development tax credits	1.4	1.3
Other	(0.4)	(0.6)
Mark to market gain/loss	—	1.7
Change in valuation allowance	(22.6)	(26.6)
Total	—%	—%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s net deferred tax assets consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets
Federal and state net operating loss carryforwards	$34,431	$27,567
Research and development tax credits	5,408	4,887
Other	1,408	748
Gross deferred tax assets	41,247	33,202
Less: valuation allowance	(41,215)	(33,141)
Total deferred tax assets	32	61
Deferred tax liabilities
Depreciation	(32)	(61)
Total deferred tax liabilities	(32)	(61)
Net deferred tax assets	$—	$—

The Company has incurred annual net operating losses in each year since inception. The Company has not reflected the benefit of any such net operating loss carryforwards in the financial statements. Due to the Company’s history of losses, and lack of other positive evidence, the Company has determined that it is more likely than not that its net deferred tax assets will not be realized and, therefore, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2021 and 2020. The Company increased its valuation allowance by $8.1 million for the year ended December 31, 2021 in order to maintain a full valuation allowance against its deferred tax assets.

As of December 31, 2021, the Company had federal net operating loss carryforwards, or NOLs, of $157.4 million and federal tax credits of $6.1 million available to offset tax liabilities. The Company’s federal NOLs and federal tax credit carryforwards begin to expire in 2035 and 2036, respectively. Of the federal NOLs, $123.3 million have an indefinite life. The Company also had gross state NOLs of $23.3 million and state tax credits of $1.8 million which are available to offset state tax liabilities. The state NOLs expire in 2036 and the state tax credit carryforwards can be carried forward indefinitely. Federal and state NOLs and tax credit carryforwards are also subject to annual limitations in the event that cumulative changes in the ownership interests of significant stockholders exceed 50% over a three-year period, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986. The Company has not completed an analysis to determine if the NOLs and tax credits are limited due to a change in ownership. Should there be ownership changes that occurred, the Company’s ability to utilize existing carryforwards could be substantially restricted.

The Company determines its uncertain tax positions based on whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be sustained upon examination by the relevant income tax authorities.

A reconciliation of the unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Balance—beginning of year	$1,981	$1,406
Addition based on tax position related to current year	257	406
(Reduction) addition based on tax position related to prior year	(148)	169
Balance—end of year	$2,090	$1,981

The unrecognized tax benefits, if recognized, would not have an impact on the Company’s effective tax rate assuming the Company continues to maintain a full valuation allowance position. Based on prior year’s operations and experience, the Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the next year for unexpected or unusual items for items that arise in the ordinary course of business. The Company has elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2021 and 2020, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits.

The Company files income tax returns in the U.S., California, and several other state jurisdictions. Due to net operating loss carryforwards, all years remain open for income tax examination, however, the Company is not currently under examination by any taxing authority for any open tax year.

9. Employee Retirement Plan

The Company maintains a 401(k) retirement savings plan, or 401(k) Plan. The 401(k) Plan allows employees to make contributions up to the maximum allowable by the IRS. The Company did not make any contributions to the 401(k) Plan on behalf of its employees in the years ended December 31, 2021 or 2020.

10. Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per common share is calculated as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2021	2020
Net loss	$(35,821)	$(27,531)
Cumulative dividends on convertible preferred stock	—	(7,189)
Net loss attributable to common stockholders	$(35,821)	$(34,720)
Net loss per common share—basic and diluted	$(1.69)	$(5.25)
Weighted-average number of shares used in computing net loss per common share—basic and diluted	21,199,291	6,618,445

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of December 31,
	2021	2020
Stock options to purchase common stock	3,777,398	2,756,102
Restricted stock units	969,700	80,000
Warrants to purchase common stock	27,759	27,759

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial Officer and Principal Accounting Officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2021. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our Chief Executive Officer, assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – 2013 Integrated Framework. Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements

Information in response to this Item is included in Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits:

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

3.1	Restated Certificate of Incorporation of Graybug Vision, Inc.	10-Q	001-39538	11/12/2020	3.1

3.2	Restated Bylaws of Graybug Vision, Inc.	10-Q	001-39538	11/12/2020	3.2

4.1	Form of Common Stock Certificate.	S-1/A	333-248611	9/21/2020	4.1

4.2	Amended and Restated Investors’ Rights Agreement, dated July 31, 2019, by and among the Registrant and certain of its stockholders.	S-1	333-248611	9/4/2020	4.2

4.3	Warrant to Purchase Common Stock, dated December 11, 2019, by and between the Registrant and SG DAN Equity Holdings, LLC.	S-1	333-248611	9/4/2020	4.3

4.4	Description of Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934.	10-K	001-39538	3/5/2021	4.4

10.1*	Form of Indemnification Agreement.	S-1	333-248611	9/4/2020	10.1

10.2*	2020 Equity Incentive Plan and forms of award agreements.	S-1/A	333-248611	9/21/2020	10.3

10.3*	2020 Employee Stock Purchase Plan and forms of award agreements.	S-1/A	333-248611	9/21/2020	10.4

10.4*	2015 Stock Incentive Plan, as amended, and forms of award agreements thereunder.	S-1	333-248611	9/4/2020	10.2

10.5*	Employment Agreement, effective as of February 1, 2019, by and between the Registrant and Frederic Guerard.	S-1	333-248611	9/4/2020	10.6

10.6*	Offer Letter, effective as of May 7, 2020, by and between the Registrant and Parisa Zamiri.	S-1	333-248611	9/4/2020	10.8

10.7*	Offer Letter, effective as of September 4, 2020, by and between the Registrant and Robert S. Breuil.	S-1	333-248611	9/4/2020	10.9

10.8*	Change in Control and Severance Policy.	S-1	333-248611	9/4/2020	10.11

10.9	Lease, dated October 8, 2019, by and between the Registrant and Ventas Beckley, LLC, as amended by that certain First Amendment to Lease, dated December 5, 2019, and that certain Second Amendment to Lease, dated June 26, 2020.	S-1	333-248611	9/4/2020	10.13

10.10†	Exclusive License Agreement, dated June 23, 2011, by and between the Registrant and Johns Hopkins University School of Medicine, as amended.	S-1	333-248611	9/4/2020	10.14

10.11†	Settlement and License Agreement, dated October 24, 2014, by and among the Registrant, Johns Hopkins University School of Medicine, and Kala Pharmaceuticals, Inc.	S-1	333-248611	9/4/2020	10.15

10.12	Letter Agreement, dated July 31, 2019, by and between the Registrant and AffaMed Project Limited.	S-1	333-248611	9/4/2020	10.16

23.1	Consent of Independent Registered Public Accounting Firm.					X

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

†	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.
*	Indicates a management contract or compensatory plan or arrangement.
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

GRAYBUG VISION, INC.

Date: March 10, 2022	By:	/s/ Frederic Guerard
Frederic Guerard, Pharm.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Frederic Guerard
Frederic Guerard, Pharm.D.	Chief Executive Officer (Principal Executive Officer)	March 10, 2022
/s/ Robert S. Breuil
Robert S. Breuil	Chief Financial Officer (Principal Accounting and Financial Officer)	March 10, 2022
/s/ Christina Ackermann Christina Ackermann	Director	March 10, 2022

/s/ Eric Bjerkholt Eric Bjerkholt	Director	March 10, 2022

/s/ Gerald Cagle Gerald Cagle, Ph.D.	Director	March 10, 2022

/s/ Julie Eastland Julie Eastland	Director	March 10, 2022

/s/ Christy Shaffer Christy Shaffer, Ph.D.	Chairperson, Director	March 10, 2022