Form 10-Q
period 2022-03-31
GRAYBUG VISION, INC.
filed 2022-05-12
CIK 1534133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of the Registrant’s common stock outstanding as of May 5, 2022 was 21,362,773.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements, other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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

These statements are only current predictions and are subject to known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risks and uncertainties.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GRAYBUG VISION, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2022	December 31, 2021
	(unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$8,360	$13,364
Short-term investments	46,920	50,306
Prepaid expenses and other current assets	2,942	3,408
Total current assets	58,222	67,078
Property and equipment, net	1,859	1,981
Operating lease right-of-use asset	476	—
Prepaid expenses and other non-current assets	29	29
Total assets	$60,586	$69,088
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$541	$527
Accrued research and development	1,014	304
Operating lease liability, current	389	—
Other current liabilities	2,284	3,226
Total current liabilities	4,228	4,057
Deferred rent, long term portion	—	8
Operating lease liability, net of current portion	102	—
Total liabilities	4,330	4,065
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	235,767	234,225
Accumulated deficit	(179,337)	(169,188)
Accumulated other comprehensive loss	(176)	(16)
Total stockholders’ equity	56,256	65,023
Total liabilities and stockholders’ equity	$60,586	$69,088

See accompanying notes to unaudited condensed consolidated financial statements.

GRAYBUG VISION, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$6,057	$6,448
General and administrative	4,127	5,040
Total operating expenses	10,184	11,488
Loss from operations	(10,184)	(11,488)
Interest income	35	39
Net loss	(10,149)	(11,449)
Net loss per common share—basic and diluted	$(0.48)	$(0.54)
Weighted-average number of shares outstanding used in computing net loss per common share—basic and diluted	21,357,773	21,020,378

See accompanying notes to unaudited condensed consolidated financial statements.

GRAYBUG VISION, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(10,149)	$(11,449)
Unrealized (loss) gain on available-for-sale securities, net of tax	(160)	4
Comprehensive loss	$(10,309)	$(11,445)

See accompanying notes to unaudited condensed consolidated financial statements.

GRAYBUG VISION, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance—December 31, 2021	21,357,773	$2	$234,225	$(169,188)	$(16)	$65,023
Stock-based compensation expense	—	—	1,542		—	1,542
Net loss	—	—	—	(10,149)	—	(10,149)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(160)	(160)
Balance—March 31, 2022	21,357,773	$2	$235,767	$(179,337)	$(176)	$56,256

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31, 2020	20,979,265	$2	$228,155	$(133,367)	$(4)	$94,786
Stock issued on exercise of stock options	76,679	—	92	—	—	92
Stock-based compensation expense	—	—	1,129	—	—	1,129
Net loss	—	—	—	(11,449)	—	(11,449)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	4	4
Balance—March 31, 2021	21,055,944	$2	$229,376	$(144,816)	$—	$84,562

See accompanying notes to unaudited condensed consolidated financial statements.

GRAYBUG VISION, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(10,149)	$(11,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,542	1,129
Depreciation	122	118
Noncash lease expense	91	—
Accretion of premium and discounts on short-term investments	(17)	40
Acquired in-process research and development	2,194	—
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	466	1,654
Accounts payable	14	(508)
Accrued research and development	489	741
Operating lease liability	(92)	—
Other current and non-current liabilities	(1,184)	(989)
Net cash used in operating activities	(6,524)	(9,264)
Investing activities:
Purchases of property and equipment	—	(136)
Purchases of investments	(10,757)	(21,521)
Maturity of investments	14,000	8,000
Acquisition of in-process research and development	(1,723)	—
Net cash provided by (used in) investing activities	1,520	(13,657)
Financing activities:
Proceeds from exercise of stock options	—	92
Net cash provided by financing activities	—	92
Net decrease in cash and cash equivalents	(5,004)	(22,829)
Cash and cash equivalents at beginning of period	13,364	33,418
Cash and cash equivalents at end of period	$8,360	$10,589
Supplemental disclosure of noncash items:
Right-of-use asset obtained in exchange for operating lease liability	$567	$—
Acquired in-process research and development in accrued liabilities	$471	$—
Property and equipment purchases included in accounts payable	$115	$87

See accompanying notes to unaudited condensed consolidated financial statements.

GRAYBUG VISION, INC.

Notes to Condensed Consolidated Financial Statements

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

Going Concern Considerations

The Company incurred losses from operations and had negative cash flows from operating activities for the three months ended March 31, 2022, and 2021, and the Company’s accumulated deficit at March 31, 2022 was $179.3 million. The Company’s current operating plan indicates it will continue to incur losses from operations and generate negative cash flows from operating activities, given ongoing expenditures related to extensive research and development and the Company’s lack of revenue-generating activities at this point in the Company’s life cycle. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

In March 2021, the Company decided not to proceed with the significant investment required to initiate two Phase 3 clinical trials for GB-102 in late 2021. As a result, management continues to believe that the Company’s current cash, cash equivalents and short-term investments are adequate to meet its cash needs for at least 12 months from the issuance date of this Quarterly Report on Form 10-Q. The Company will seek to raise additional funds in order to further advance its research and development programs, operate its business, secure research and development collaborations, and meet its obligations as they come due. The Company is pursuing financing alternatives, similar to what the Company has previously executed, which include debt and equity financing. Such sources of capital may not, however, be available to the Company in the necessary time frame, in the amounts that the Company requires, on terms that are acceptable to the Company, or at all. If the Company is unable to raise the necessary funds when needed or reduce spending on currently planned activities, it may not be able to continue the development of its products or the Company could be required to delay, scale back, or eliminate some or all of its research and development programs and other operations, which may materially harm its business, financial position and results of operations.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, and, therefore, certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been omitted.

In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for the full year. The condensed balance sheet at December 31, 2021 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 11, 2022.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, RainBio, Inc. (RainBio), which was acquired in March 2022 (see Note 5). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. Significant items subject to estimates include estimates related to accrued research and development expenses, contingent milestone payments, other long-lived assets, stock-based compensation, incremental borrowing rates for leases and the valuation of deferred tax assets. The Company bases its estimates using historical experience, Company forecasts and future plans, current economic conditions, and information from third-party professionals that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and recorded amounts of expenses that are not readily apparent from other sources, and adjusts those estimates and assumptions when facts and circumstances dictate.

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

Leases

The Company adopted Accounting Standards Codification (ASC) Topic 842, Leases (ASC 842) on January 1, 2022, as discussed below in the section titled Recently Adopted Accounting Pronouncements. Under ASC 842, the Company determines if an arrangement is or contains a lease at contract inception.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized based on the present value of lease payments over the lease term at the commencement date of the lease. Right-of-use assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less any lease incentive received. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its incremental borrowing rate. The incremental borrowing rate reflects the rate of interest that a lessee would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Lease expense for an operating lease is recognized on a straight-line basis over the lease term.

The Company elected the practical expedient to not separate lease and non-lease components for all classes of assets. Additionally, the Company has elected an accounting policy to not recognize short-term leases, which have a lease term of twelve months or less, on the condensed consolidated balance sheet. Variable lease payments are primarily related to property taxes, insurance and common area maintenance, and are recognized as lease cost when incurred.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), as amended, with guidance regarding the accounting for and disclosure of leases. The update requires lessees to recognize on the balance sheet the liabilities related to all leases, including operating leases, with a term greater than 12 months. This update also requires lessees and lessors to disclose key information about their leasing transactions. As an emerging growth company, this standard is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. The Company adopted this standard on January 1, 2022, using the modified retrospective method by applying the new standard to all leases existing as of the effective date and not restating comparative periods. The Company elected the “package of practical expedients”, which permits the Company to not reassess under this standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected the short-term lease recognition exemption for all leases that qualify. The impact of adoption and additional disclosures required by the standard have been included in “Summary of Significant Accounting Policies – Leases” above and in Note 5. As a result of the adoption of the new lease accounting guidance, the Company recognized, on January 1, 2022, operating lease right-of-use asset of $0.6 million and operating lease liability of $0.6 million in the unaudited condensed consolidated balance sheet. Prior period amounts before January 1, 2022 have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under previous lease guidance, ASC Topic 840, Leases (ASC 840).

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions and amends certain requirements in the existing income tax guidance to ease accounting requirements. As an emerging growth company, this standard is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, and must be applied on a retrospective basis. The Company adopted ASU 2019-12 on January 1, 2022, and the adoption did not have a material impact on its condensed consolidated financial statements.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$6,911	$—	$—	$6,911
Commercial paper	—	998	—	998
Total cash equivalents	6,911	998	—	7,909
Short-term investments:
Corporate debt securities	—	2,111	—	2,111
Commercial paper	—	33,869	—	33,869
U.S. Treasury notes	—	10,940	—	10,940
Total short-term investments	—	46,920	—	46,920
Total assets measured at fair value	$6,911	$47,918	$—	$54,829

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$8,920	$—	$—	$8,920
Corporate debt securities	—	1,480	—	1,480
Commercial paper	—	2,749	—	2,749
Total cash equivalents	8,920	4,229	—	13,149
Short-term investments:
Corporate debt securities	—	1,117	—	1,117
Commercial paper	—	41,954	—	41,954
U.S. Treasury notes	—	7,235	—	7,235
Total short-term investments	—	50,306	—	50,306
Total assets measured at fair value	$8,920	$54,535	$—	$63,455

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

The following tables present information as to cost, unrealized gains and losses and fair value determination of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$6,911	$—	$—	$6,911
Commercial paper	998			998
Total cash equivalents	7,909	—	—	7,909
Short-term investments:
Corporate debt securities	2,125	—	(14)	2,111
Commercial paper	33,970	—	(101)	33,869
U.S. Treasury notes	11,001	—	(61)	10,940
Total short-term investments	47,096	—	(176)	46,920
Total assets measured at fair value	$55,005	$—	$(176)	$54,829

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$8,920	$—	$—	$8,920
Corporate debt securities	1,480	—	—	1,480
Commercial paper	2,749	—	—	2,749
Total cash equivalents	13,149	—	—	13,149
Short-term investments:
Corporate debt securities	1,117	—	(1)	1,116
Commercial paper	41,956	6	(8)	41,954
U.S. Treasury notes	7,249	—	(13)	7,236
Total short-term investments	50,322	6	(22)	50,306
Total assets measured at fair value	$63,471	$6	$(22)	$63,455

As of March 31, 2022 and December 31, 2021, the contractual maturities of all available-for-sale investments were less than 12 months. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. All investments with unrealized losses have been in a loss position for less than 12 months. As a result, the Company did not recognize any other-than-temporary impairment losses as of March 31, 2022 and December 31, 2021.

4. Balance Sheet Components

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Salaries and benefits	$813	$2,278
Professional services	792	461
Other	429	479
Holdback liability for acquisition of in-process research and development	250	—
Deferred rent	—	8
Total other current liabilities	$2,284	$3,226

5. Commitments and Contingencies

The Company enters into contracts in the normal course of business with contract research organizations, or CROs, for clinical trials and contract manufacturing organizations, or CMOs, for clinical supply manufacturing and with vendors for equipment, preclinical research studies, research supplies and other services and products for operating purposes. As of March 31, 2022, these commitments were approximately $1.6 million due within 3 to 12 months. These contracts generally provide for termination on notice of 60 to 90 days. During the three months ended March 31, 2021, the Company terminated several contracts with its equipment vendors and CMOs. The termination of these contracts resulted in the cancelation of commitments totaling $3.7 million that were disclosed as of December 31, 2020. From this amount, the Company recognized $2.2 million in expenses in the Company’s statement of operations for the three months ended March 31, 2021 for the write-off of $1.3 million in equipment deposits and $0.9 million in other commitments and cancellation fees. As of March 31, 2022, there were no unpaid cancellation or other related costs and none are anticipated.

Operating Lease Agreements

The Company leases a facility in Baltimore, Maryland under an operating lease with a term through June 2023. The Company also has a short-term lease for approximately 2,560 rentable square feet of office space in Redwood City, California, that expires on August 31, 2022.

On January 1, 2022, the Company adopted ASC 842 and the following disclosures as of and for the three months ended March 31, 2022 are presented under ASC 842. The operating cash outflow for the Baltimore lease liability was $0.1 million for the three months ended March 31, 2022. As of March 31, 2022, the remaining term of the Company’s Baltimore lease was 1.3 years, and the incremental borrowing rate used to determine the operating lease liability was 6.0%.

Lease expense recognized for the operating leases, including short-term leases not included in the measurement of the lease liability, was $0.1 million for the three months ended March 31, 2022. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for the operating leases were immaterial for the three months ended March 31, 2022. Rent expense recognized under ASC 840 for the three months ended March 31, 2021 was $0.2 million.

As of March 31, 2022, future minimum commitments under the Company’s non-cancelable operating leases, in accordance with ASC 842, are as follows (in thousands):

2022 (remaining nine months)	$303
2023	205
Total undiscounted future minimum lease payments	508
Less: imputed interest	(17)
Operating lease liabilities	$491

As of December 31, 2021, future minimum commitments under the Company’s non-cancelable operating leases, in accordance with ASC 840, are as follows (in thousands):

2022	$527
2023	205
Total future minimum lease payments	$732

Asset Acquisition

In March 2022, the Company acquired RainBio, a private company in the United States whose primary assets are certain gene therapy technology and preclinical data. RainBio was purchased at a cost of approximately $2.2 million, including transaction costs and a contingent holdback, and the Company may be required to make additional contingent payments of up to $17.5 million in the aggregate upon the achievement of certain milestones. Other than the contingent holdback release, no further payments are required until FDA approval of a product based upon the acquired assets and the sale or utilization of any priority review voucher that may be granted in connection with such approval.

The acquisition was accounted for as an asset acquisition, as substantially all of the fair value of the assets acquired was concentrated in a single in-process research and development, or IPR&D, intangible asset. As the acquired IPR&D did not have an alternative future use to the Company, the purchase price of $2.2 million was recorded as research and development expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2022. As of March 31, 2022, none of the milestones were probable of achievement and, accordingly, no amounts have been recognized in the accompanying condensed consolidated financial statements with respect to these contingent payments.

Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2022, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Litigation

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not presently a party to any legal proceedings that it believes would have a material adverse effect on its business, operating results, financial condition or cash flows.

6. Stock-Based Compensation

2020 Equity Incentive Plan

In August 2020, the Company’s board of directors and stockholders adopted the Company’s 2020 Equity Incentive Plan, or the 2020 Plan, that became effective in connection with the IPO, and serves as the successor to the Company’s 2015 Stock Incentive Plan, or the 2015 Plan. The Company’s 2020 Plan authorizes the award of stock options, restricted stock units, or RSUs, restricted stock awards, or RSAs, stock appreciation rights, or SARs, performance awards and stock bonus awards. In March 2022, the Company increased the aggregate number of shares reserved for issuance by an additional 1,067,888 shares pursuant to the automatic share reserve increase provision of the 2020 Plan. As of March 31, 2022, there were 256,875 shares available for issuance under the 2020 Plan.

2020 Employee Stock Purchase Plan

In August 2020 the Company’s board of directors and stockholders adopted the Company’s 2020 Employee Stock Purchase Plan, or the ESPP, that became effective in connection with the IPO, in order to enable eligible employees to purchase shares of the Company’s common stock with accumulated payroll deductions. As of March 31, 2022, there were 210,000 shares available for issuance under the ESPP. There have been no employee withholdings for the purchase of shares under the plan as of March 31, 2022.

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

Stock-Based Compensation Expense

Stock-based compensation expense recognized for options and RSUs granted was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$358	$257
General and administrative	1,184	872
Total stock-based compensation expense	$1,542	$1,129

As of March 31, 2022, the total unrecognized stock-based compensation expense related to outstanding unvested stock awards that are expected to vest was $15.5 million, which the Company expects to recognize over an estimated weighted-average term of 2.5 years.

7. Income Taxes

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2022 and 2021. As of both March 31, 2022 and December 31, 2021, the Company continues to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative net losses.

8. Net Loss Per Share

The Company calculates basic net loss per share based on the weighted-average number of common shares outstanding during the periods presented and calculates diluted net loss per share based on the weighted-average number of shares of common stock outstanding, including potentially dilutive securities.

For the three months ended March 31, 2022 and 2021, basic and diluted net loss per share are the same due to the Company’s net losses and requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. During the three months ended March 31, 2022 and 2021, potentially dilutive securities consisted of the common shares underlying outstanding stock options, RSUs and warrants.

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of March 31,
	2022	2021
Stock options to purchase common stock	4,822,611	2,651,635
Restricted stock units	1,410,317	80,000
Warrants to purchase common stock	27,759	27,759

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission, or SEC, on March 11, 2022. In addition to historical financial information, this discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties. You should carefully read the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on developing transformative medicines for the treatment of ocular diseases. Our diversified portfolio is designed to treat vision-threatening diseases of the retina, optic nerve, and cornea, by either maintaining effective drug levels in ocular tissues for long periods of time, using innovative technologies, such as injectable sustained-release formulations, or by restoring vision with gene therapies. Our novel proprietary technologies are designed   to improve patient compliance, reduce healthcare burdens and, ultimately, deliver better clinical outcomes.  Our lead product candidate, GB-102, is an intravitreal injection of a microparticle depot formulation of sunitinib, a potent pan-VEGF inhibitor that reduces neovascular growth and permeability, which are leading causes of wet age-related macular degeneration or wet AMD. We are developing GB-102 as a once-every-six-month intravitreal injection for the treatment of wet AMD. In our Phase 1/2a clinical trial, GB-102 administered as a single 1 mg dose was well-tolerated in wet AMD patients and demonstrated durable clinical evidence of disease control of at least six months in 7 out of the 8 patients (88%) in this cohort. GB-102 has also completed a dose-ranging, standard-of-care controlled, masked, Phase 2b safety and efficacy clinical trial in patients with wet AMD, in which 1 mg and 2 mg doses were evaluated over a 12-month treatment period. We reported topline data from this trial in March of 2021, and additional data from its observational six-month extension period in September 2021. In this trial, both GB-102 cohorts demonstrated good durability up to Month 12, with the GB-102 (1 mg/1 mg) cohort demonstrating 6 months durability in 48% of patients and 12 months in 29% of patients. Of the patients who enrolled in the extension trial, 6 of the 11 patients (55%) in the GB-102 (1 mg/1 mg) cohort did not receive rescue treatment until Month 18 compared to 17% (1 of 6 patients) in the aflibercept cohort. Control of central sub-field thickness (CST) of the retina was comparable in all groups. The mean best-corrected visual acuity (BCVA) trended lower as compared to aflibercept in both GB-102 cohorts. In the GB-102 (1 mg/1 mg) cohort, the decrease in BCVA was mainly driven by a small subgroup of patients. We are preparing for another Phase 2 clinical trial in which we will evaluate an enhanced formulation of GB-102. We are also evaluating the possibility to develop GB-102 in diabetic retinopathy, or DR.

We are also using our proprietary implant technology to develop the second most advanced program in our pipeline, GB-401, a first-in-class implant formulation containing a novel prodrug of timolol, a beta-adrenergic blocking agent, for the treatment of primary open-angle glaucoma (POAG). GB-401 is designed for a twice-per-year intravitreal injection with a proprietary applicator.

In March 2022, we acquired a novel adeno-associated virus (AAV) gene therapy program to treat corneal clouding caused by mucopolysaccharidosis type 1 (MPS1), a lysosomal storage disorder. This program has been granted both Orphan Drug Designation (ODD) and Rare Pediatric Disease Designation (RPDD) by the FDA and is therefore eligible for a Priority Review Voucher (PRV) upon approval. This single-injection treatment is designed to both prevent and reverse severe visual impairment in MPS1 patients.

In December 2021, we acquired patents and certain exclusive license rights to a portfolio of novel cyclic guanosine mono-phosphate (cGMP) analogs to address hereditary retinal diseases, such as retinitis pigmentosa, comprising a group of genetic disorders that involve a loss of cells in the retina.  We also formed a strategic partnership with a clinical-stage, end-to-end artificial intelligence (AI)-drug discovery company to develop novel and potent small-molecule complement factor B inhibitors targeting the complement pathway as a potential treatment for geographic atrophy.

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

Since inception, we have had significant operating losses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. Our net loss was $10.1 million and $11.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $179.3 million and cash, cash equivalents and short-term investments of $55.3 million.

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

Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of the current or future preclinical studies and clinical trials or if, when, or to what extent we will generate revenues from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•	securing partner-funding for GB-102 and the timely execution of resulting development plans;
•	successful completion of preclinical studies and clinical trials to the satisfaction of the FDA, European Medicines Agency, or EMA or other regulatory authorities;
•	that our product candidates are safe and effective for any of their proposed indications;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	maintaining a continued acceptable safety and profile of our products following approval;
•	obtaining and maintaining coverage and adequate reimbursement from third-party payors;
•	applying for and receiving marketing approvals from applicable regulatory authorities for our product candidates;
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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, costs related to maintenance and filing of intellectual property and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation expense. We expect our general and administrative expenses to increase over the next several years to support our expanding headcount and operations, increased costs of operating as a public company, retaining and motivating our employees, the development of a commercial infrastructure to support the potential commercialization of our product candidates, and the use of outside service providers such as insurers, consultants, lawyers, and accountants.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following sets forth our results of operations (dollars in thousands):

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Operating expenses:
Research and development	$6,057	$6,448	$(391)	(6%)
General and administrative	4,127	5,040	(913)	(18%)
Total operating expenses	10,184	11,488	(1,304)	(11%)
Loss from operations	(10,184)	(11,488)	1,304	(11%)
Interest income	35	39	(4)	(10%)
Net loss	$(10,149)	$(11,449)	$1,300	(11%)

Research and Development Expenses

Research and development expenses comprised (dollars in thousands):

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Acquired in-process research and development	$2,194	$—	$2,194	*
Personnel costs	1,792	2,268	(476)	(21%)
CRO, CMO, nonclinical and other services	1,091	2,565	(1,474)	(57%)
Facility costs, travel and other	690	663	27	4%
Professional services	170	386	(216)	(56%)
Materials and supplies	120	566	(446)	(79%)
Total research and development expenses	$6,057	$6,448	$(391)	(6%)

* Percentage change is greater than 100%.

As of March 31, 2022 and 2021, we had 19 and 24 employees, respectively, engaged in research and development activities in our Baltimore, Maryland and Redwood City, California facilities.

Our research and development activities consist primarily of costs associated with the development of GB-102 for which we completed one U.S. Phase 2 clinical trial in patients with wet AMD during 2021, one U.S. Phase 2 clinical trial in patients with DME which was completed in 2020, and pre-clinical costs associated with the development of GB-401. Research and development expenses were $6.1 million and $6.4 million for the three months ended March 31, 2022 and 2021, respectively. The decrease was primarily due to the completion of the extension phase of the GB-102 Phase 2b clinical trial in May 2021 and the decrease in research and development headcount, largely offset by a $2.2 million increase due to the acquired in-process research and development. Based on our current plans to fund the advancement of GB-102 only through an additional open-label Phase 2a trial in wet AMD, the pre-clinical development of in-licensed and purchased pre-clinical programs, and our plans to commence a Phase 1 trial for GB-401 no earlier than the first half of 2023, we expect R&D expenses to increase in 2022 compared to 2021.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (dollars in thousands):

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Personnel costs	$2,040	$1,662	$378	23%
Professional services	1,196	818	378	46%
Facility costs, travel and other	694	971	(277)	(29%)
Patent filing and portfolio costs	197	237	(40)	(17%)
Write-off of deposits on fixed assets purchase commitments	—	1,352	(1,352)	(100%)
Total general and administrative expenses	$4,127	$5,040	$(913)	(18%)

As of March 31, 2022 and 2021, we had eight employees engaged in general and administrative activities.

General and administrative expenses were $4.1 million and $5.0 million for the three months ended March 31, 2022 and 2021, respectively. The decrease was primarily due to the write-off of deposits on fixed assets purchase commitments, offset in part by an increase in stock-based compensation of $0.3 million.

Liquidity and Capital Resources

Overview

To date, we have incurred losses and negative cash flows from operations. As of March 31, 2022, we had available cash, cash equivalents and short-term investments of $55.3 million and an accumulated deficit of $179.3 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock and convertible promissory notes and the issuance of common stock upon our initial public offering, or IPO.

We incurred net losses of $10.1 million and $11.4 million for the three months ended March 31, 2022 and 2021, respectively. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months and beyond. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our research and development studies and related expenditures, the receipt of additional payments on the licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter into.

We believe our cash, cash equivalents and short-term investments of $55.3 million at March 31, 2022 will fund our projected operations into the fourth quarter of 2023.

Commitments and Other Obligations

For a detailed description of our commitments and obligations as of March 31, 2022, see Note 5 – Commitments and Contingencies, to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Leases

We have lease arrangements for certain equipment and facilities, including, corporate, manufacturing and data center space. As of March 31, 2022, we had fixed lease payment obligations of $0.5 million, with $0.4 million payable within 12 months.

License Agreements

We are party to agreements pursuant to which we have in-licensed and purchased various intellectual property rights. These agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of certain products. None of these events had occurred as of March 31, 2022, and no royalties were due from the sales of licensed products.

Other Commitments

We enter into contracts in the normal course of business with CROs for clinical trials and CMOs for clinical supply manufacturing and with vendors for equipment, preclinical research studies, research supplies and other services and products for operating purposes. As of March 31, 2022, these commitments were approximately $1.6 million due within 3 to 12 months. These contracts generally provide for termination on notice of 60 to 90 days, and therefore we believe that our non-cancelable obligations under these agreements are not material.

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Funding Requirements

Any product candidates we may develop may never achieve commercialization and we anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research, manufacturing and development services, costs relating to the build-out of our headquarters, laboratories and manufacturing facility, license payments or milestone obligations that may arise, laboratory and related supplies, clinical costs, manufacturing costs, legal and other regulatory expenses and general overhead costs.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(6,524)	$(9,264)
Investing activities	1,520	(13,657)
Financing activities	—	92
Net decrease in cash and cash equivalents	$(5,004)	$(22,829)

Operating Activities

Cash used in operating activities of $6.5 million during the three months ended March 31, 2022 was primarily attributable to our net loss of $10.1 million partially offset by $2.2 million consideration paid for acquired in-process research and development and non-cash stock-based compensation of $1.5 million.

Cash used in operating activities of $9.3 million during the three months ended March 31, 2021 was primarily attributable to our net loss of $11.4 million partially offset by a decrease of $0.9 million in our working capital and non-cash charges of $1.2 million principally with respect to stock-based compensation.

Investing Activities

Cash provided by investing activities of $1.5 million during the three months ended March 31, 2022 consisted of $14.0 million cash provided upon maturity of short-term investments, partially offset by $10.8 million of purchases of short-term investments and $1.7 million paid to acquire in-process research and development.

Cash used in investing activities of $13.7 million during the three months ended March 31, 2021 consisted of $21.5 million of purchases of short-term investments and $0.2 million of purchases of property and equipment, partially offset by $8.0 million cash provided upon maturity of short-term investments.

Financing Activities

No cash was provided by financing activities during the three months ended March 31, 2022.

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

Refer to “Recently Adopted Accounting Pronouncements” within Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of how we changed the way we account for leases under Topic 842.

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

Recently Adopted Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about the recent accounting pronouncements, the timing of their adoption, and our assessment.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business.

Item 1A. Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We cannot assure you that any of the events discussed below will not occur. If any of the following risks actually occur, our business, prospects, operating results and financial condition could suffer materially. Additionally, to the extent the ongoing COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks incorporated by reference or set forth below. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

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
•

Gene therapy is an emerging field of drug development that poses many scientific and other risks, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.

•	We have no prior experience with gene therapy, the sourcing or manufacturing of gene therapy products and components, or the conduct of clinical trials of such products.
•	Our business and operations would suffer in the event of computer system failures or security breaches.
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

•

Gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in our development or commercialization programs or otherwise harm our business;

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
•

Patents filed by our licensors, Johns Hopkins University and University of North Carolina at Chapel Hill, may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.

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

•	The market price of our stock has been and may continue to be volatile, and you could lose all or part of your investment.
•	If our stock price does not meet Nasdaq’s minimum bid requirement, it could become subject to delisting.
•	Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
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

Since inception, we have incurred significant operating losses. Our net loss was $10.1 million and $11.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $179.3 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and convertible promissory notes and the issuance of common stock upon our initial public offering, or IPO. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and general and administrative costs to support such efforts. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase if:

•	we are required by the FDA, the European Medicines Agency, or the EMA, or any additional international regulatory agency to perform trials or studies in addition to those currently expected;
•	there are any delays in receipt of regulatory clearances or approvals to begin our planned clinical programs; or
•	there are any delays in enrollment of patients in or completing our clinical trials or the development of our product candidates.

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

As of March 31, 2022, we had cash, cash equivalents and short-term investments of $55.3 million, which we believe is sufficient to fund our operations as currently planned beyond the next 12 months. Our future funding requirements will depend on many factors, including:

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

•	our ability to find a partner to fund future clinical trials in wet AMD with GB-102;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	maintaining a continued acceptable safety profile of our products following approval;
•	obtaining and maintaining coverage and adequate reimbursement from third-party payors;
•	applying for and receiving marketing approvals from applicable regulatory authorities for our product candidates;
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

In addition, gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material.  Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment.

Gene therapy is an emerging field of drug development, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. Currently, only a limited number of gene therapy products have been approved in the United States and in foreign countries.

The future success of GB-501, an adeno-associated virus (AAV) gene therapeutic to treat corneal clouding caused by mucopolysaccharidosis type 1 (MPS1), depends on the successful development of this novel therapeutic approach. The regulatory requirements that govern any novel gene therapy product candidates we develop are not entirely clear and are subject to change. The clinical study requirements of the FDA and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours may be more expensive and take longer than for other, better known or extensively studied product candidates. Further, as we are developing novel treatments for diseases in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA or comparable foreign regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. To date, only a limited number of gene therapy products have been approved in the United States and foreign countries, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States or other jurisdictions. Further, approvals by any ex-U.S. regulatory agency may not be indicative of what the FDA may require for approval, or vice versa.

Gene therapy is an emerging field of drug development that poses many scientific and other risks.  Our lack of experience with gene therapy and the limited patient populations for our newly acquired gene therapy programs may limit our ability to be successful or may delay our development efforts.

Gene therapy is an emerging field of drug development with only a small number of gene replacement therapies having received FDA approval to date. GB-501 is our first gene therapy program, and it is based entirely on technology that we acquired in March 2022 through our purchase of RainBio, Inc. (RainBio).  We did not acquire any employees or manufacturing assets from RainBio, only the intellectual property rights that RainBio had in-licensed as well as the preclinical data that they had generated. We did not acquire any raw materials or finished drug product. We will need to rely entirely on third-party providers for all aspects of process development, manufacturing, and analytical methods for GB-501. We have no prior experience with any of these specialty providers, so we may not be able to negotiate acceptable supply terms, including pricing or timing of delivery, if at all.

As a result there are several areas of drug development risk, including translational science, manufacturing processes and materials, safety concerns, regulatory pathway and clinical trial design and execution, which pose particular uncertainty for our gene therapy program given the relatively limited development history of, and our limited prior experience with, gene therapies. Furthermore, the medical community's understanding of the genetic causes of many diseases continues to evolve and further research may change the medical community's views on what therapies and approaches are most effective for addressing certain diseases.

As we pursue our first gene therapy research program and any subsequent programs, we expect we may need to grow our own gene therapy scientific and technical capabilities through hiring internally and seeking assistance from outside service providers. We believe that gene therapy is an area of significant investment by biotechnology and pharmaceutical companies and that there may be a scarcity of talent available to us in these areas. If we are not able to expand our gene therapy capabilities, we may not be able to develop, in the way that we intend or desire, any of our gene therapy research programs into product candidates.

We have not previously conducted any clinical development involving gene therapies and, if and when we are ready to conduct our first gene therapy clinical trial, we will need to build our internal and external capabilities in designing and executing a gene therapy clinical trial. There are many known and unknown risks involved in translating preclinical development of gene therapies to clinical development, including selecting appropriate endpoints and dosage levels for dosing humans based on preclinical data. Many of the indications for which we are pursuing our gene therapy programs have limited natural history data and a limited number of therapies in clinical development, which may make selecting an appropriate endpoint difficult. Furthermore, our gene therapy programs are targeting orphan diseases with relatively small populations, which limits the pool of potential patients for our gene therapy clinical trials. Because gene therapy trials generally require patients who have not previously received any other therapy for the same indication, we will also need to compete for the same group of potential clinical trial patients with our competitors who are also developing therapies for these same indications. If we are unable to initiate and conduct our gene therapy clinical trials in a manner that satisfies our expectations or regulatory requirements, the value of our gene therapy programs may be diminished.

Adverse public perception of genetic medicines may negatively impact regulatory approval of, and/or demand for, our potential products.

Regulatory approval of and/or demand for our potential products will depend in part on public acceptance of the use of genetic medicine for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that genetic medicines are unsafe, unethical or immoral, and consequently, our products may not gain the acceptance of the public or the medical community. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we may develop.

There have been several significant adverse side effects reported in genetic medicine treatments in the past. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy by us or our competitors, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception and potential regulatory delays in the clinical testing or approval of our product candidates.

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

We may not be able to initiate clinical trials for our wet AMD, DR, or glaucoma product candidates or our other product candidates that we may develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or similar regulatory authorities outside the United States. Although there is a significant prevalence of disease in the areas of ophthalmology in which we are focused, we may nonetheless experience unanticipated difficulty with patient enrollment.

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

We are currently directing the majority of our development efforts towards applying our proprietary technology to product candidates that are designed to provide sustained delivery of therapeutic agents to the eye using active pharmaceutical ingredients that are currently used in FDA-approved drugs, and are just beginning to focus on gene therapies for diseases of the eye. We have a number of product candidates at various stages of development and are exploring the potential use of our proprietary technologies in other eye diseases and conditions. Our existing product candidates and any other potential product candidates that we identify may not be suitable for continued preclinical or clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize our product candidates that we develop based upon our technological approach, we will not be able to obtain substantial product revenues in future periods.

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

We may need to conduct future clinical trials for product candidates at sites outside of the United States, and the FDA may not accept data from trials conducted in such locations.

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

The FDA and other regulatory agencies have demonstrated caution in their regulation of gene therapy treatments. Ethical and legal concerns about gene therapy and genetic testing may result in additional regulations or restrictions on the development and commercialization of our product candidates, which may be difficult to predict.

The FDA and other regulatory agencies at both the federal and state level in the United States, U.S. congressional committees, and foreign governments, have expressed interest in further regulating the biotechnology industry, including gene therapy and genetic testing. Any such further regulation may delay or prevent commercialization of some or all of our product candidates.

Regulatory requirements in the United States and abroad governing gene therapy products have changed frequently and may continue to change in the future. In addition to the FDA, the Institutional Biosafety Committee and institutional review boards of each institution at which we conduct or will conduct our planned clinical trials, would need to review the proposed clinical trial to assess the safety of the trial. Within the FDA, the Office of Tissues and Advanced Therapies, or OTAT, within the Center for Biologics Evaluation and Research, or CBER, consolidates the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee advises CBER on its review. Adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates.

These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

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

For our ALTISSIMO Phase 2b trial, GB-102 was manufactured by Lubrizol Life Science Health. We will need to obtain future supplies of GB-102 from our own manufacturing or from third-party manufacturers that we have engaged, or expect to engage. Although we are working to develop commercially viable manufacturing processes, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale up, formulation or formulation changes, process reproducibility, stability issues, lot consistency and timely availability of reagents or raw materials. Any of these challenges could delay completion of preclinical studies or clinical trials, require bridging studies or trials, or the repetition of one or more studies or trials, increase development costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods and have an adverse effect on our business, financial condition, results of operations and growth prospects.

The competition for gene therapy contract development, manufacturing and testing services is intense. Additionally, these manufacturers do not have experience producing our product candidates at commercial levels and may not achieve the necessary regulatory approvals or produce our product candidates at the quality, quantities, locations and timing needed to support commercialization.

We do not currently plan to independently manufacture the material for our planned clinical programs. We currently rely, and expect to continue to rely, on third parties for the production of our preclinical study and planned clinical trial materials, including the materials used to administer our product candidates and, therefore, we can control only certain aspects of their activities. The competition for gene therapy contract development, manufacturing and testing is intense. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves, including but not limited to potential competition from other gene therapy companies for the use of such third-party manufacturers.

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

We currently rely on third parties for the large-scale production of GB-102 as well as for our product candidates used in preclinical testing and clinical trials, including supply of active pharmaceutical ingredient drug substance, sunitinib, as well as polymers used in the formulations, such as PLGA, injection devices, other raw materials, and for the sterilization of the finished product. We intend to build our own manufacturing capabilities, and it is common that various aspects of the development program, such as manufacturing methods, may be altered in an effort to optimize yield, manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates and generate revenue.

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

Risks Related to Our Dependence on Third Parties

We intend to enter into collaborations with third parties in which they may complete or fund the clinical development, secure the regulatory approval, and conduct the commercialization of GB-102, and may also do so for our other product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

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

We own and exclusively license a number of U.S. issued patents, pending U.S. provisional and non-provisional patent applications, as well as pending Patent Cooperating Treaty applications and associated foreign patents and patent applications. Our success depends in large part on our ability to obtain and maintain patent protection both in the United States and in other countries for our product candidates. Our ability to protect our product candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical and gene therapy-based inventions and the scope of claims made under these patents, our ability to maintain, obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our product candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us.

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

We currently solely own or exclusively license patents and patent applications that encompass our current product candidates. We do not control the prosecution of the exclusively licensed patents and patent applications from Johns Hopkins University, or JHU, although we have input into the prosecution. We also do not control the prosecution of the exclusively licensed patent and patent applications from the University of North Carolina at Chapel Hill, or UNC, encompass our GB-501 product, although we have input into the prosecution. In the future, we may choose to license additional patents or patent applications from third parties that we conclude are useful or necessary for our business goals. We may not have the right to control the preparation, filing, prosecution or maintenance of such additional licensed patent applications. Therefore, if we do license additional patents or patent applications in the future, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

Also, our pending patent applications may not issue, and we may not receive any additional patents. Our patents might not contain claims that are sufficiently broad to prevent others from utilizing our technologies. For instance, GB-102 uses our proprietary aggregating microparticle technologies to deliver sunitinib for ocular treatment. If a competitor develops a product that uses a different particle or non-particle technology to deliver sunitinib to the eye, it may be able to compete with us without infringing our owned or licensed patents, as the patents on sunitinib expired in August 2021. GB-401 includes our proprietary beta-adrenergic blocking agent prodrug molecule in our proprietary sustained release formulation technology. If a competitor develops a product that uses a different prodrug of the same beta-blocker, or the beta-blocker itself, or uses a delivery system that is different from our proprietary sustained release formulation technologies, then it may be able to compete with our GB-401 product without infringing our owned or licensed patent claims. Likewise, GB-501 is a recombinant adeno-associated virus (AAV)-based construct encoding L-iduronidase for use in treating Mucopolysaccharidosis type I (MPS I) corneal clouding.  If a competitor develops a product that uses a non-AAV construct or delivery mechanism to deliver L-iduronidase to the cornea, then it may be able to compete with our GB-501 product without infringing our licensed patent claims.  GB-601 includes our proprietary cyclic guanosine monophosphate analog for the treatment of retinitis pigmentosa (RP).  If a competitor develops a cGMP analog not encompassed by our owned patent claims, then it may be able to compete with our GB-601 product without infringing. Consequently, our competitors may independently develop competing products that do not infringe our patents or other intellectual property. To the extent a competitor can develop similar products using a different delivery system, microparticle or molecule, our patents may not prevent them from directly competing with us.

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

The U.S. Supreme Court has issued opinions in patent cases in the last few years that many consider may weaken patent protection in the United States, either by narrowing the scope of patent protection available in certain circumstances, holding that certain kinds of innovations are not patentable or generally otherwise making it easier to invalidate patents in court. For example, recent Federal Circuit rulings such as Ariad Pharms., Inc. v. Eli Lilly & Co., 598 F.3d 1336, 1340 (Fed. Cir. 2010) (en banc), Wyeth & Cordis Corp. v. Abbott Labs, 720 F.3d 1380 (Fed. Cir. 2013), Enzo Life Scis., Inc. v. Roche Molecular Sys., 928 F.3d 1340 (Fed. Cir. 2019), and Idenix Pharms. LLC v. Gilead Scis. Inc., 941 F.3d 1149 (Fed. Cir. 2019), and Amgen Inc. v. Sanofi, 987 F.3d 1080 (Fed. Cir. 2021) have significantly heightened the standard for securing broad claims to pharmaceutical and biological products.

In addition to heightened patentability requirements, recent Supreme Court and Federal Circuit cases relating to biosimilar product approval under the Biologics Price Competition and Innovation Act (BPCIA), have held that the “patent dance” provisions of the statute, which are intended to resolve any patent infringement issues before the approval of a biosimilar, are discretionary, and a biosimilar applicant can opt out by refusing to provide a copy of its application and manufacturing information to the biologic sponsor (see Sandoz Inc. v. Amgen Inc.,137 S. Ct. 1664 (2017). It may be that we do not learn of a biosimilar application until after FDA publishes its approval (see Immunex v. Samsung Bioepsis, 2:19-cv-117555-CCC-MF (D.N.J. Apr. 30, 2019). In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the United States federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents we might obtain in the future.

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

Patents filed by our licensors, Johns Hopkins University, and University of North Carolina at Chapel Hill, may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and may limit our ability to contract with non-U.S. manufacturers.

Any patents licensed from JHU or UNC that cover inventions generated in whole or part through the use of U.S. government funding are subject to certain federal regulations. As a result, the U.S. government may have certain rights to licensed patents embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require JHU or UNC, and thus us, to grant exclusive, partially exclusive or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if JHU or UNC fails to disclose the invention to the government or fails to file an application to register the patents within specified time limits. Patents generated under a government-funded program are also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

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

Because several of our current clinical candidates incorporate small molecules, after commercialization they will be subject in the United States to the patent litigation process of the Hatch-Waxman Amendments, which allows a generic company to submit an Abbreviated New Drug Application, or ANDA, to the FDA to obtain approval to sell our drug using bioequivalence data only. Under the Hatch-Waxman Amendments, we will have the opportunity to list all of our patents that cover our drug product or its method of use in the FDA’s compendium of “Approved Drug Products with Therapeutic Equivalence Evaluation,” sometimes referred to as the FDA’s Orange Book. Currently, in the United States, the FDA may grant three years of exclusivity to a new formulation, for which our GB-102 product would qualify, and other changes to a drug, such as the addition of a new indication to the package insert, if the application contains reports of new clinical investigations (other than bioavailability studies) conducted or sponsored by the sponsor that were essential to the approval of the application. The FDA also may grant five years of exclusivity for new chemical entities, or NCEs, for which GB-401 would qualify. An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. A generic company can submit an ANDA to the FDA immediately after FDA approval of our GB-102 product and four years after approval of GB-401. The submission of an ANDA by a generic company is considered a technical act of patent infringement. The generic company can certify that it will wait until the natural expiration date of our listed patents to sell a generic version of our product or can certify that one or more of our listed patents are invalid, unenforceable or not infringed. If the latter, we will have 45 days to bring a patent infringement lawsuit against the generic company. This will initiate a challenge to one or more of our Orange Book listed patents based on arguments from the generic company that either our patent is invalid, unenforceable or not infringed. Under the Hatch-Waxman Amendments, if a lawsuit is brought, the FDA is prevented from issuing a final approval on the generic drug until 30 months after the end of the data exclusivity period, or a final decision of a court holding that our asserted patent claims are invalid, unenforceable or not infringed. If we do not properly list our relevant patents in the Orange Book, or timely file a lawsuit in response to a certification from a generic company under an ANDA, or if we do not prevail in the resulting patent litigation, we can lose our proprietary market, which can rapidly become generic. Further, even if we do correctly list our relevant patents in the Orange Book, bring a lawsuit in a timely manner and prevail in that lawsuit, it may be at a very significant cost to us of attorneys’ fees and employee time and distraction over a long period. Further, it is common for more than one generic company to try to sell an innovator drug at the same time, and so we may be faced with the cost and distraction of multiple lawsuits. We may also determine it is necessary to settle the lawsuit in a manner that allows the generic company to enter our market prior to the expiration of our patent or otherwise in a manner that adversely affects the strength, validity, or enforceability of our patent.

Our GB-501 product, if approved under a Biologics License Application (BLA), may qualify under the provisions of the Biologics Price Competition and Innovation Act (BPCIA).  Under the BPCIA, innovator manufacturers of biologic products may be granted 12 years of exclusive use before biosimilar versions of such products can be licensed for marketing in the U.S. This means that the FDA may not approve an application for a biosimilar version of our GB-501 product until 12 years after the date our product is approved for sale (with a potential six-month extension of exclusivity if certain pediatric studies are conducted and the results accepted by the FDA), although a biosimilar application may be submitted four years after the date we receive approval from the FDA to sell our GB-501 product. Additionally, the BPCIA establishes procedures by which potentially relevant patents may be shared and litigation over patents may proceed in advance of approval. The BPCIA also provides incentives to biosimilar applicants by providing a period of exclusivity to the first biosimilar of a product approved by the FDA. The 12-year data exclusivity provision of the BPCIA does not prevent a competitor from seeking marketing approval of our GB-501 product, or a product similar thereto, by submitting its own, original Biologics License Application (BLA).  Furthermore, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our GB-501 product to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for GB-501 in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.  If a generic competitor seeks a biosimilar approval to our GB-501 product and engages in the “patent dance” provisions of the BPCIA, which are intended to resolve any patent infringement issues before the approval of a biosimilar, it may be at a very significant cost to us of attorneys’ fees and employee time and distraction over a long period.  We may also determine it is necessary to settle the lawsuit in a manner that allows the generic company to enter our market prior to the expiration of our patent or otherwise in a manner that adversely affects the strength, validity, or enforceability of our patent.

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

The U.S. Federal Trade Commission, or FTC, has brought a number of lawsuits in federal court in the past few years to challenge Hatch-Waxman ANDA litigation settlements between innovator companies and generic companies as anti-competitive. The FTC has taken an aggressive position that anything of value is a payment, whether money is paid or not. Under their approach, if an innovator as part of a patent settlement agrees not to launch or delay launch of an authorized generic during the 180-day period granted to the first generic company to challenge an Orange Book listed patent covering an innovator drug, or negotiates a delay in entry without payment, the FTC may consider it an unacceptable reverse payment. The biopharmaceutical industry has argued that such agreements are rational business decisions to dismiss risk and are immune from antitrust attack if the terms of the settlement are within the scope of the exclusionary potential of the patent. In 2013, the U.S. Supreme Court, in a five-to-three decision in FTC v. Actavis, Inc. rejected both the biopharmaceutical industry’s and the FTC’s arguments with regard to so-called reverse payments, and held that whether a “reverse payment” settlement involving the exchange of consideration for a delay in entry is subject to an anticompetitive analysis depends on five considerations: (a) the potential for genuine adverse effects on competition; (b) the justification of payment; (c) the patentee’s ability to bring about anticompetitive harm; (d) whether the size of the payment is a workable surrogate for the patent’s weakness; and (e) that antitrust liability for large unjustified payments does not prevent litigating parties from settling their lawsuits, for example, by allowing the generic to enter the market before the patent expires without the patentee’s paying the generic. Furthermore, whether a reverse payment is justified depends upon its size, its scale in relation to the patentee’s anticipated future litigation costs, its independence from other services for which it might represent payment, as was the case in Actavis, and the lack of any other convincing justification. The Court held that reverse payment settlements can potentially violate antitrust laws and are subject to the standard antitrust rule-of-reason analysis, with the burden of proving that an agreement is unlawful on the FTC and leaving to lower courts the structuring of such rule of reason analysis. If we are faced with drug patent litigation, including Hatch-Waxman litigation or BPCIA litigation with a generic company, we could be faced with such an FTC challenge based on that activity, including how or whether we settle the case, and even if we strongly disagree with the FTC’s position, we could face a significant expense or penalty.

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

If we fail to comply with our obligations under the license agreement with UNC, we could lose license rights that are necessary for developing and commercializing one or more of our product candidates.

Our exclusive license with UNC for technology relating to our GB-501 product candidate imposes various development, commercialization, royalty payment, diligence and other obligations on us. Specifically, we are required to:

•	pay UNC potential milestone payments and annual license maintenance fees;
•	pay UNC low single-digit royalties on all net sales of products and a share of any sublicensing revenues;
•	meet specific clinical development milestones;
•	use commercially reasonable efforts to bring products to market;
•	provide royalty reports to UNC; and
•	indemnify UNC against certain claims and maintain insurance coverage.

If we breach any of these obligations, UNC may have the right to terminate the license, which would result in our being unable to develop, manufacture and sell products that are covered by the licensed technology, or in a competitor’s gaining access to the licensed technology.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive and may take many years, especially if additional clinical trials are required, if approval is obtained at all. The FDA continually updates and refines its guidance to companies developing products that will require regulatory approval, which can also include material changes to established guidance that results in significant changes to the planned conduct, cost, and timing of clinical development programs.  For example, in 2021, the FDA initiated Project Optimus, which guided oncology drug developers away from faster, less expensive clinical trials focused on determining the maximum tolerable dose and toward more expensive, multi-arm trials studying a wide range of doses in order to find an optimal dose.  In January 2022, the FDA published new guidance on drug/device combination products, in direct response to an appellate decision in Genus Med. Techs., LLC v. FDA, 2021.  Under this new guidance, GB-401 may be determined by the FDA to be a “drug- combination product” and could be subject to regulatory review as such.  There can be no guarantee that such guidance will remain materially unchanged, so the actual regulatory classification of GB-401 may change, which may result in unplanned delays or costs associated with adoption of changed regulatory requirements.

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

If our stock price does not meet Nasdaq’s minimum bid requirement, it could become subject to delisting.

Nasdaq maintains several requirements for continued listing of our common stock, one of which is the maintenance of a minimum closing bid price of one dollar. Our stock has had a closing bid price of less than a dollar on more than one day. If our closing bid price is less than a dollar for thirty consecutive trading days, Nasdaq may issue a notice of delisting to us, after which we will have to provide a plan to regain compliance and will have 180 calendar days to do so. If our plan includes a reverse stock split, liquidity of our stock could be adversely impacted, which may further reduce our stock price. In the event that we are unable to regain compliance, our stock could be delisted from Nasdaq and the ability to buy or sell our stock could be impaired.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. We had a total of 21,357,773 shares of our common stock outstanding as of March 31, 2022. All shares of our common stock are freely tradable, generally without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.

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

Based on the beneficial ownership of our common stock as of March 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant percentage of our voting stock.

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

GRAYBUG VISION, INC.

Date: May 11, 2022	By:	/s/ Frederic Guerard
Frederic Guerard, Pharm.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Robert S. Breuil
Robert S. Breuil
Chief Financial Officer (Principal Accounting and Financial Officer)