Form 10-Q
period 2022-06-30
GRAYBUG VISION, INC.
filed 2022-08-12
CIK 1534133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of the Registrant’s common stock outstanding as of August 5, 2022 was 21,517,682.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements, other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the timing and outcome of our exploration of potential strategic alternatives;
•	the potential of our technologies and our ability to execute on our corporate strategy;
•	our ability to fund our working capital needs;
•	our ability to develop and commercialize our product candidates;
•	our ability to use and expand our technologies to build a pipeline of product candidates;
•	our ability to secure a partnership for GB-102;
•	our ability to obtain and maintain regulatory approval of our product candidates;
•	the strength and breadth of our patent portfolio;
•	the potential for receipt of additional milestone payments;
•	our ability to obtain and adequately protect intellectual property rights for our product candidates;
•	our continued reliance on third parties for manufacturing our product candidates, conducting our clinical trials and certain research activities;
•	our ability to in-license, acquire or invest in complementary businesses, technologies, products or assets to further expand or complement our portfolio of product candidates;
•	expected timing of our clinical trials;
•	the timing and availability of results of our clinical trials and those of our collaborators; and
•	our ability to extend our operating capital.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GRAYBUG VISION, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2022	December 31, 2021
	(unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$13,872	$13,364
Short-term investments	36,817	50,306
Prepaid expenses and other current assets	1,038	3,408
Total current assets	51,727	67,078
Property and equipment, net	1,911	1,981
Operating lease right-of-use asset	384	—
Prepaid expenses and other non-current assets	—	29
Total assets	$54,022	$69,088
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,014	$527
Accrued research and development	463	304
Operating lease liability, current	398	—
Other current liabilities	2,455	3,226
Total current liabilities	4,330	4,057
Deferred rent, long term portion	—	8
Total liabilities	4,330	4,065
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	237,447	234,225
Accumulated deficit	(187,578)	(169,188)
Accumulated other comprehensive loss	(179)	(16)
Total stockholders’ equity	49,692	65,023
Total liabilities and stockholders’ equity	$54,022	$69,088

See accompanying notes to unaudited condensed consolidated financial statements.

GRAYBUG VISION, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$4,058	$4,166	$10,115	$10,614
General and administrative	4,243	3,575	8,370	8,615
Total operating expenses	8,301	7,741	18,485	19,229
Loss from operations	(8,301)	(7,741)	(18,485)	(19,229)
Interest income	60	33	95	72
Net loss	(8,241)	(7,708)	(18,390)	(19,157)
Net loss per common share—basic and diluted	$(0.38)	$(0.36)	$(0.86)	$(0.91)
Weighted-average number of shares outstanding used in computing net loss per common share—basic and diluted	21,433,396	21,148,743	21,395,793	21,084,915

See accompanying notes to unaudited condensed consolidated financial statements.

GRAYBUG VISION, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(8,241)	$(7,708)	$(18,390)	$(19,157)
Unrealized (loss) gain on available-for-sale securities, net of tax	(3)	6	(163)	10
Comprehensive loss	$(8,244)	$(7,702)	$(18,553)	$(19,147)

See accompanying notes to unaudited condensed consolidated financial statements.

GRAYBUG VISION, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance—December 31, 2021	21,357,773	$2	$234,225	$(169,188)	$(16)	$65,023
Stock-based compensation expense	—	—	1,542		—	1,542
Net loss	—	—	—	(10,149)	—	(10,149)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(160)	(160)
Balance—March 31, 2022	21,357,773	2	235,767	(179,337)	(176)	56,256
Stock-based compensation expense	—	—	1,749	—	—	1,749
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	159,909	—	(69)	—	—	(69)
Net loss	—	—	—	(8,241)	—	(8,241)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(3)	(3)
Balance—June 30, 2022	21,517,682	$2	$237,447	$(187,578)	$(179)	$49,692

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31, 2020	20,979,265	$2	$228,155	$(133,367)	$(4)	$94,786
Stock issued on exercise of stock options	76,679	—	92	—	—	92
Stock-based compensation expense	—	—	1,129	—	—	1,129
Net loss	—	—	—	(11,449)	—	(11,449)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	4	4
Balance—March 31, 2021	21,055,944	2	229,376	(144,816)	—	84,562
Stock issued on exercise of stock options	228,732	—	495	—	—	495
Stock-based compensation expense	—	—	1,312	—	—	1,312
Net loss	—	—	—	(7,708)	—	(7,708)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	6	6
Balance—June 30, 2021	21,284,676	$2	$231,183	$(152,524)	$6	$78,667

See accompanying notes to unaudited condensed consolidated financial statements.

GRAYBUG VISION, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(18,390)	$(19,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,291	2,441
Depreciation	247	247
Noncash lease expense	183	—
Accretion of premium and discounts on short-term investments	(31)	67
Acquired in-process research and development	2,194	—
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	2,399	2,214
Accounts payable	467	(415)
Accrued research and development	159	(960)
Operating lease liability	(185)	—
Other current and non-current liabilities	(997)	(1,482)
Net cash used in operating activities	(10,663)	(17,045)
Investing activities:
Purchases of property and equipment	(173)	(304)
Purchases of investments	(16,393)	(58,126)
Maturity of investments	29,750	49,334
Acquisition of in-process research and development	(1,944)	—
Net cash provided by (used in) investing activities	11,240	(9,096)
Financing activities:
Payment of taxes on vested restricted stock units	(69)	—
Proceeds from exercise of stock options	—	587
Net cash (used in) provided by financing activities	(69)	587
Net increase (decrease) in cash and cash equivalents	508	(25,554)
Cash and cash equivalents at beginning of period	13,364	33,418
Cash and cash equivalents at end of period	$13,872	$7,864
Supplemental disclosure of noncash items:
Right-of-use asset obtained in exchange for operating lease liability	$567	$—
Acquired in-process research and development in accrued liabilities	$250	$—
Property and equipment purchases included in accounts payable	$27	$52

See accompanying notes to unaudited condensed consolidated financial statements.

GRAYBUG VISION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Graybug Vision, Inc., the Company or Graybug, has historically been a clinical-stage biopharmaceutical company developing medicines for the treatment of diseases of the retina and optic nerve. On June 28, 2022, the Company announced that it would conduct a comprehensive review of strategic alternatives focused on maximizing shareholder value. As part of this review of strategic alternatives, the Company is exploring the potential for an acquisition, company sale, merger, divestiture of assets, private placement of equity securities, or other strategic transactions. Prior to this announcement, the Company had devoted substantially all of its resources to conducting research and development and raising capital. On August 11, 2022, the Company announced that all clinical development of GB-102, GB-401, and GB-501 had been put on hold to conserve capital pending the outcome of its strategic review. The Company was founded in May 2011 and maintains facilities in Redwood City, California and Baltimore, Maryland.

The Company has historically been subject to risks common to clinical stage companies in the biopharmaceutical industry, including dependence on the clinical success of its product candidates, ability to obtain regulatory approvals of its product candidates, compliance with regulatory requirements, the need for substantial additional financing and protection of its proprietary technology.

Going Concern Considerations

The Company incurred losses from operations and had negative cash flows from operating activities for the six months ended June 30, 2022, and 2021, and the Company’s accumulated deficit at June 30, 2022 was $187.6 million. The Company’s current operating plan, which is subject to change based on the ongoing strategic review, indicates it will continue to incur losses from operations and generate negative cash flows from operating activities, given ongoing expenditures related to anticipated research and development and the Company’s lack of revenue-generating activities at this point in the Company’s life cycle. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

As part of the Company’s review of strategic alternatives, it is exploring the potential for an acquisition, company sale, merger, divestiture of assets, private placement of equity securities, or other strategic transactions. As part of this process the Company is exploring an outright sale or merger as well as a process to raise additional funds in order to further advance our research and development programs, operate our business, secure research and development collaborations, and meet our obligations as they come due. The Company may pursue financing alternatives, similar to what it has previously executed, which include debt and equity financing. There are no assurances that this process will result in any such transaction and such sources of capital may not be available to the Company in the necessary time frame, in the amounts that the Company requires, on terms that are acceptable to the Company, or at all. If the Company is unable to consummate an acquisition, company sale, merger, divestiture of assets or other strategic transaction or raise the necessary funds when needed or reduce spending on currently planned activities, it may not be able to continue the preclinical development of its products or it could be required to delay, scale back, or eliminate some or all of its research and development programs and other operations, including personnel, any of which may materially harm its business, financial position and results of operations.

COVID-19 Pandemic

The impact of the worldwide spread of a novel strain of coronavirus, or COVID-19, has been unprecedented and unpredictable, including the emergence of new variants of the coronavirus, such as the Delta and Omicron variants, and resurgences in number and rates of infections, but based on the Company’s current assessment, the Company does not expect any material impact on its long-term strategic plans, operations, or its liquidity due to the worldwide spread of COVID-19. However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus and new variants thereof throughout the world and its assessment of the impact of COVID-19 may change.

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, RainBio, Inc. (“RainBio”), which was acquired in March 2022 (see Note 5). All intercompany balances and transactions have been eliminated in consolidation.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$7,282	$—	$—	$7,282
Commercial paper	—	4,246	—	4,246
Total cash equivalents	7,282	4,246	—	11,528
Short-term investments:
Corporate debt securities	—	2,099	—	2,099
Commercial paper	—	23,797	—	23,797
U.S. Treasury notes	—	10,921	—	10,921
Total short-term investments	—	36,817	—	36,817
Total assets measured at fair value	$7,282	$41,063	$—	$48,345

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$8,920	$—	$—	$8,920
Corporate debt securities	—	1,480	—	1,480
Commercial paper	—	2,749	—	2,749
Total cash equivalents	8,920	4,229	—	13,149
Short-term investments:
Corporate debt securities	—	1,117	—	1,117
Commercial paper	—	41,954	—	41,954
U.S. Treasury notes	—	7,235	—	7,235
Total short-term investments	—	50,306	—	50,306
Total assets measured at fair value	$8,920	$54,535	$—	$63,455

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

The following tables present information as to cost, unrealized gains and losses and fair value determination of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$7,282	$—	$—	$7,282
Commercial paper	4,247	—	(1)	4,246
Total cash equivalents	11,529	—	(1)	11,528
Short-term investments:
Corporate debt securities	2,115	—	(16)	2,099
Commercial paper	23,882	2	(87)	23,797
U.S. Treasury notes	10,998	—	(77)	10,921
Total short-term investments	36,995	2	(180)	36,817
Total assets measured at fair value	$48,524	$2	$(181)	$48,345

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$8,920	$—	$—	$8,920
Corporate debt securities	1,480	—	—	1,480
Commercial paper	2,749	—	—	2,749
Total cash equivalents	13,149	—	—	13,149
Short-term investments:
Corporate debt securities	1,117	—	(1)	1,116
Commercial paper	41,956	6	(8)	41,954
U.S. Treasury notes	7,249	—	(13)	7,236
Total short-term investments	50,322	6	(22)	50,306
Total assets measured at fair value	$63,471	$6	$(22)	$63,455

 As of June 30, 2022 and December 31, 2021, the contractual maturities of all available-for-sale investments were less than 12 months. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. All investments with unrealized losses have been in a loss position for less than 12 months. As a result, the Company did not recognize any other-than-temporary impairment losses as of June 30, 2022 and December 31, 2021.

4. Balance Sheet Components

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Salaries and benefits	$1,159	$2,278
Professional services	803	461
Holdback liability for acquisition of in-process research and development	250	—
Deferred rent	—	8
Other	243	479
Total other current liabilities	$2,455	$3,226

5. Commitments and Contingencies

The Company enters into contracts in the normal course of business with contract research organizations, or CROs, for clinical trials and contract manufacturing organizations, or CMOs, for clinical supply manufacturing and with vendors for equipment, preclinical research studies, research supplies and other services and products for operating purposes. As of June 30, 2022, these commitments were approximately $3.2 million due within 3 to 9 months. These contracts generally provide for termination on notice of 60 to 90 days. As of June 30, 2022, there were no unpaid cancellation or other related costs and none are anticipated.

Operating Lease Agreements

The Company leases a facility in Baltimore, Maryland under an operating lease with a term through June 2023. The Company also has a short-term lease for approximately 2,560 rentable square feet of office space in Redwood City, California, which was amended in July 2022 to extend the term from August 31, 2022 to December 31, 2022.

On January 1, 2022, the Company adopted ASC 842 and the following disclosures as of and for the six months ended June 30, 2022 are presented under ASC 842. The operating cash outflow for the Baltimore lease liability was $0.2 million for the six months ended June 30, 2022. As of June 30, 2022, the remaining term of the Company’s Baltimore lease was 1.0 years, and the incremental borrowing rate used to determine the operating lease liability was 6.0%.

Lease expense recognized for the operating leases, including short-term leases not included in the measurement of the lease liability, was $0.2 million for the six months ended June 30, 2022. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for the operating leases were immaterial for the six months ended June 30, 2022. Rent expense recognized under ASC 840 for the six months ended June 30, 2021 was $0.2 million.

As of June 30, 2022, future minimum commitments under the Company’s non-cancelable operating leases, in accordance with ASC 842, are as follows (in thousands):

2022 (remaining six months)	$204
2023	205
Total undiscounted future minimum lease payments	409
Less: imputed interest	(11)
Operating lease liabilities	$398

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

The acquisition was accounted for as an asset acquisition, as substantially all of the fair value of the assets acquired was concentrated in a single in-process research and development, or IPR&D, intangible asset. As the acquired IPR&D did not have an alternative future use to the Company, the purchase price of $2.2 million was recorded as research and development expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2022. As of June 30, 2022, none of the milestones were probable of achievement and, accordingly, no amounts have been recognized in the accompanying condensed consolidated financial statements with respect to these contingent payments.

Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2022, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Litigation

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not presently a party to any legal proceedings that it believes would have a material adverse effect on its business, operating results, financial condition or cash flows.

6. Stock-Based Compensation

2020 Equity Incentive Plan

In August 2020, the Company’s board of directors and stockholders adopted the Company’s 2020 Equity Incentive Plan, or the 2020 Plan, that became effective in connection with the IPO, and serves as the successor to the Company’s 2015 Stock Incentive Plan, or the 2015 Plan. The Company’s 2020 Plan authorizes the award of stock options, restricted stock units, or RSUs, restricted stock awards, or RSAs, stock appreciation rights, or SARs, performance awards and stock bonus awards. In March 2022, the Company increased the aggregate number of shares reserved for issuance by an additional 1,067,888 shares pursuant to the automatic share reserve increase provision of the 2020 Plan and in June 2022 the Company reserved an additional 2,340,000 for future issuance under the 2020 Plan following approval by the Company’s stockholders. As of June 30, 2022, there were 2,446,844 shares available for issuance under the 2020 Plan.

2020 Employee Stock Purchase Plan

In August 2020 the Company’s board of directors and stockholders adopted the Company’s 2020 Employee Stock Purchase Plan, or the ESPP, that became effective in connection with the IPO, in order to enable eligible employees to purchase shares of the Company’s common stock with accumulated payroll deductions. As of June 30, 2022, there were 210,000 shares available for issuance under the ESPP. There have been no employee withholdings for the purchase of shares under the plan as of June 30, 2022.

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

Stock-Based Compensation Expense

Stock-based compensation expense recognized for options and RSUs granted was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$418	$334	$776	$591
General and administrative	1,331	978	2,515	1,850
Total stock-based compensation expense	$1,749	$1,312	$3,291	$2,441

As of June 30, 2022, the total unrecognized stock-based compensation expense related to outstanding unvested stock awards that are expected to vest was $13.9 million, which the Company expects to recognize over an estimated weighted-average term of 2.3 years.

7. Income Taxes

The Company did not record a provision or benefit for income taxes during the six months ended June 30, 2022 and 2021. As of both June 30, 2022 and December 31, 2021, the Company continues to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative net losses.

8. Net Loss Per Share

The Company calculates basic net loss per share based on the weighted-average number of common shares outstanding during the periods presented and calculates diluted net loss per share based on the weighted-average number of shares of common stock outstanding, including potentially dilutive securities.

For the six months ended June 30, 2022 and 2021, basic and diluted net loss per share are the same due to the Company’s net losses and requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. During the six months ended June 30, 2022 and 2021, potentially dilutive securities consisted of the common shares underlying outstanding stock options, RSUs and warrants.

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of June 30,
	2022	2021
Stock options to purchase common stock	4,951,408	3,919,090
Restricted stock units	1,276,642	1,068,700
Warrants to purchase common stock	27,759	27,759

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

Overview

We have historically been a clinical-stage biopharmaceutical company focused on developing transformative medicines for the treatment of ocular diseases. Our diversified portfolio was designed to treat vision-threatening diseases of the retina, optic nerve, and cornea, by either maintaining effective drug levels in ocular tissues for long periods of time, using innovative technologies, such as injectable sustained-release formulations, or by restoring vision with gene therapies. Our novel proprietary technologies are designed to improve patient compliance, reduce healthcare burdens and, ultimately, deliver better clinical outcomes. Our lead product candidate, GB-102, is an intravitreal injection of a microparticle depot formulation of sunitinib, a potent pan-VEGF inhibitor that reduces neovascular growth and permeability, which are leading causes of wet age-related macular degeneration or wet AMD. We developed GB-102 as a once-every-six-month intravitreal injection for the treatment of wet AMD. In our Phase 1/2a clinical trial, GB-102 administered as a single 1 mg dose was well-tolerated in wet AMD patients and demonstrated durable clinical evidence of disease control of at least six months in 7 out of the 8 patients (88%) in this cohort. GB-102 has also completed a dose-ranging, standard-of-care controlled, masked, Phase 2b safety and efficacy clinical trial in patients with wet AMD, in which 1 mg and 2 mg doses were evaluated over a 12-month treatment period. We reported topline data from this trial in March of 2021, and additional data from its observational six-month extension period in September 2021. In this trial, both GB-102 cohorts demonstrated good durability up to Month 12, with the GB-102 (1 mg/1 mg) cohort demonstrating 6 months durability in 48% of patients and 12 months in 29% of patients. Of the patients who enrolled in the extension trial, 6 of the 11 patients (55%) in the GB-102 (1 mg/1 mg) cohort did not receive rescue treatment until Month 18 compared to 17% (1 of 6 patients) in the aflibercept cohort. Control of central sub-field thickness (CST) of the retina was comparable in all groups. The mean best-corrected visual acuity (BCVA) trended lower as compared to aflibercept in both GB-102 cohorts. In the GB-102 (1 mg/1 mg) cohort, the decrease in BCVA was mainly driven by a small subgroup of patients.

We also used our proprietary implant technology to develop the second most advanced program in our pipeline, GB-401, a first-in-class implant formulation containing a novel prodrug of timolol, a beta-adrenergic blocking agent, for the treatment of primary open-angle glaucoma. GB-401 is designed for a twice-per-year intravitreal injection with a proprietary applicator.

In March 2022, we acquired a novel adeno-associated virus (AAV) gene therapy program to treat corneal clouding caused by mucopolysaccharidosis type 1 (MPS1), a lysosomal storage disorder. This program was granted both Orphan Drug Designation (ODD) and Rare Pediatric Disease Designation (RPDD) by the FDA and is therefore eligible for a Priority Review Voucher (PRV) if approved. This single-injection treatment is designed to both prevent and reverse severe visual impairment in MPS1 patients.

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

Since inception, we have had significant operating losses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. Our net loss was $8.2 million and $7.7 million for the three months ended June 30, 2022 and 2021, respectively, and $18.4 million and $19.2 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $187.6 million and cash, cash equivalents and short-term investments of $50.7 million.

On June 28, 2022 we announced that we would conduct a comprehensive review of strategic alternatives focused on maximizing shareholder value. As part of our review, we are exploring the potential for an acquisition, company sale, merger, divestiture of assets, private placement of equity securities, or other strategic transactions. On August 11, 2022, we announced that all clinical development of GB-102, GB-401, and GB-501 had been put on hold to conserve capital pending the outcome of our strategic review.

We expect to continue to incur net losses for the foreseeable future, and, subject to our strategic review, if we continue to operate our business as we have historically, we expect our research and development expenses, general and administrative expenses, and capital expenditures to continue to increase. In particular, we expect our expenses to increase if we continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products, as well as hire additional personnel, develop commercial infrastructure, pay fees to outside consultants, lawyers and accountants, and incur increased costs associated with being a public company, such as expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC reporting requirements, insurance and investor relations. If we continue to operate our business as we have historically our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending upon the timing of our clinical trials and our expenditures on other research and development activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued research and development and other current liabilities.

Recent Developments

Minimum Bid Price

On June 16, 2022, we received a written notification (the “Notice Letter”) from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1), as the closing bid price for our common stock was below the $1.00 per share requirement for the 30 prior consecutive business days which is the minimum closing price required to maintain continued listing on the Nasdaq Stock Market under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”). The Notice Letter stated that we had 180 calendar days, or until December 13, 2022, to regain compliance with the Minimum Bid Requirement.

On July 21, 2022, we received a written notification from Nasdaq indicating that we had regained compliance with Nasdaq Listing Rule 5550(a)(2) because the closing bid price of our common stock during the preceding ten consecutive business days, July 7, 2022 to July 20, 2022, had been at $1.00 per share or greater.  Our continued compliance with the Minimum Bid Requirement is dependent on our share price and there can be no assurance that we will continue to satisfy Nasdaq’s minimum financial and other requirements in future periods.

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

To date, our contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and other vendors have been able to continue to provide services and supply reagents, materials, and products and currently do not anticipate any disruption in services or interruptions in supply. Our CMOs continue to operate their manufacturing facilities at or near normal levels. While we currently do not anticipate any interruptions in our manufacturing process, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers and contract manufacturing partners’ ability to manufacture reagents, materials or products that we need to use in our research and clinical trial. However, we are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, our clinical trials, and our ability to hire and retain employees.

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

Components of Operating Results

Research and Development Expenses

Our research and development expenses include:

•	personnel costs, which include salaries, benefits and stock-based compensation;
•	expenses incurred under agreements with consultants, third-party contract organizations that conduct research and development activities on our behalf;
•	costs related to sponsored research service agreements;
•	costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers;
•	laboratory and vendor expenses related to the execution of preclinical studies and planned clinical trials;
•	milestones and royalty expense from our Johns Hopkins University Exclusive License Agreement;
•	laboratory supplies and materials used for internal research and development activities;
•	the acquisition cost of in-licensed and purchased intellectual property;
•	the acquisition of acquired in-process research and development; and
•	facilities and equipment costs.

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

Based on our current operating plan, which is subject to change pursuant to our strategic review, we expect our research and development expenditures to increase substantially for the foreseeable future if we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, and if we continue to advance our programs and conduct clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain.

Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of the current or future preclinical studies and clinical trials or if, when, or to what extent we will generate revenues from the commercialization and sale of our product candidates or if we even continue to pursue such product development, commercialization or sales. We may never succeed in achieving regulatory approval for our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates, to the extent we continue to pursue such activities, will depend on a variety of factors, including:

•	securing funding for GB-102 and GB-401, and the timely execution of resulting development plans, if any;
•	successful completion of preclinical studies and clinical trials to the satisfaction of the FDA, European Medicines Agency, or EMA or other regulatory authorities;
•	demonstrating that our product candidates are safe and effective for any of their proposed indications;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	maintaining a continued acceptable safety and profile of our products following approval;
•	obtaining and maintaining coverage and adequate reimbursement from third-party payors;

•	applying for and receiving marketing approvals from applicable regulatory authorities for our product candidates;
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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following sets forth our results of operations (in thousands):

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
Operating expenses:
Research and development	$4,058	$4,166	$(108)	(3%)
General and administrative	4,243	3,575	668	19%
Total operating expenses	8,301	7,741	560	7%
Loss from operations	(8,301)	(7,741)	(560)	7%
Interest income	60	33	27	82%
Net loss	$(8,241)	$(7,708)	$(533)	7%

Research and Development Expenses

Research and development expenses comprised (in thousands):

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
Personnel costs	$1,870	$1,939	$(69)	(4%)
CRO, CMO, nonclinical and other services	1,041	1,476	(435)	(29%)
Facility costs, travel and other	575	334	241	72%
Professional services	477	241	236	98%
Materials and supplies	95	176	(81)	(46%)
Total research and development expenses	$4,058	$4,166	$(108)	(3%)

As of June 30, 2022 and 2021, we had 20 and 19 employees, respectively, engaged in research and development activities in our Baltimore, Maryland and Redwood City, California facilities.

Our research and development expenses consist primarily of costs associated with the development of GB-102 for which we completed one U.S. Phase 2b clinical trial in patients with wet AMD in May 2021, and pre-clinical costs associated with the development of GB-401. Research and development expenses were $4.1 million and $4.2 million for the three months ended June 30, 2022 and 2021, respectively. The decrease was primarily due to the completion of the extension phase of the GB-102 Phase 2b clinical trial in May 2021, largely offset by an increase in non-clinical outside expenses related to GB-401, and an increase in consulting fees related to GB-501. Based on our current operating plan, which is subject to change pursuant to our strategic review, we expect R&D expenses to increase in 2022 compared to 2021.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (in thousands):

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
Personnel costs	$2,092	$1,779	$313	18%
Professional services	984	615	369	60%
Facility costs, travel and other	817	856	(39)	(5%)
Patent filing and portfolio costs	350	325	25	8%
Total general and administrative expenses	$4,243	$3,575	$668	19%

As of June 30, 2022 and 2021, we had 9 and 8 employees, respectively, engaged in general and administrative activities principally in our Redwood City, California facility.

General and administrative expenses were $4.2 million and $3.6 million for the three months ended June 30, 2022 and 2021, respectively. The increase was primarily due to an increase in stock-based compensation and an increase in professional services, including legal and accounting.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following sets forth our results of operations (in thousands):

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
Operating expenses:
Research and development	$10,115	$10,614	$(499)	(5%)
General and administrative	8,370	8,615	(245)	(3%)
Total operating expenses	18,485	19,229	(744)	(4%)
Loss from operations	(18,485)	(19,229)	744	(4%)
Interest income	95	72	23	32%
Net loss	$(18,390)	$(19,157)	$767	(4%)

Research and Development Expenses

Research and development expenses comprised (in thousands):

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
Personnel costs	$3,662	$4,207	$(545)	(13%)
Acquired in-process research and development	2,193	—	2,193	0%
CRO, CMO, nonclinical and other services	2,133	4,041	(1,908)	(47%)
Facility costs, travel and other	1,161	997	164	16%
Professional services	752	627	125	20%
Materials and supplies	214	742	(528)	(71%)
Total research and development expenses	$10,115	$10,614	$(499)	(5%)

Our research and development activities consist primarily of costs associated with the development of GB-102 for which we completed one U.S. Phase 2b clinical trial in patients with wet AMD during 2021, and pre-clinical costs associated with the development of GB-401. Research and development expenses were $10.1 million and $10.6 million for the six months ended June 30, 2022 and 2021, respectively. The decrease was primarily due to the completion of the extension phase of the GB-102 Phase 2b clinical trial in May 2021, and a decrease in personnel costs due to severance expense incurred in the first half of 2021, this decrease was mostly offset by a $2.2 million increase due to the acquisition of in-process research and development related to the acquisition of RainBio, Inc. in March 2022. Based on our current operating plan, which is subject to change pursuant to our strategic review, we expect R&D expenses to increase in 2022 compared to 2021.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (in thousands):

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
Personnel costs	$4,132	$3,441	$691	20%
Professional services	2,147	1,433	714	50%
Facility costs, travel and other	1,552	1,827	(275)	(15%)
Patent filing and portfolio costs	539	562	(23)	(4%)
Write-off of deposits on fixed assets purchase commitments	—	1,352	(1,352)	(100%)
Total general and administrative expenses	$8,370	$8,615	$(245)	(3%)

General and administrative expenses were $8.4 million and $8.6 million for the six months ended June 30, 2022 and 2021, respectively. The decrease was primarily due to the write-off of deposits on fixed-asset purchase commitments in March 2021, which was offset in part by an increase in stock compensation and professional services, including legal and accounting.

Liquidity and Capital Resources

Overview

To date, we have incurred losses and negative cash flows from operations. As of June 30, 2022, we had available cash, cash equivalents and short-term investments of $50.7 million and an accumulated deficit of $187.6 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock and convertible promissory notes and the issuance of common stock upon our initial public offering, or IPO.

On June 28, 2022 we announced that we would conduct a comprehensive review of strategic alternatives focused on maximizing shareholder value. As part of our review we are exploring the potential for an acquisition, company sale, merger, divestiture of assets, private placement of equity securities, or other strategic transactions.

We incurred net losses of $8.2 million and $7.7 million for the three months ended June 30, 2022 and 2021, respectively, and $18.4 million and $19.2 million for the six months ended June 30, 2022 and 2021, respectively. Based on our current operating plan, which is subject to change pursuant to our strategic review, we expect to continue to incur significant operational expenses and net losses in the upcoming 12 months and beyond. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our research and development studies and related expenditures, the receipt of additional payments on the licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter into.

Based on our current operating plan, which is subject to change pursuant to our strategic review, we believe our cash, cash equivalents and short-term investments of $50.7 million at June 30, 2022 will fund our projected operations into the fourth quarter of 2023.

Commitments and Other Obligations

For a detailed description of our commitments and obligations as of June 30, 2022, see Note 5 – Commitments and Contingencies, to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Leases

We have lease arrangements for certain equipment and facilities, including corporate and research and development facilities. As of June 30, 2022, we had fixed lease payment obligations of $0.4 million which are payable within 12 months.

License Agreements

We are party to agreements pursuant to which we have in-licensed and purchased various intellectual property rights. These agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of certain products. None of these events had occurred as of June 30, 2022, and no royalties were due from the sales of licensed products.

Other Commitments

We enter into contracts in the normal course of business with CROs for clinical trials and CMOs for clinical supply manufacturing and with vendors for equipment, preclinical research studies, research supplies and other services and products for operating purposes. As of June 30, 2022, these commitments were approximately $3.2 million due within 3 to 9 months. These contracts generally provide for termination on notice of 60 to 90 days, and therefore we believe that our non-cancelable obligations under these agreements are not material.

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Funding Requirements

Any product candidates we may develop may never achieve commercialization and we anticipate that we will continue to incur losses for the foreseeable future. Based on our current operating plan, which is subject to change pursuant to our strategic review, we expect that our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. Our primary uses of capital are, and, subject to our strategic review, we currently expect will continue to be, compensation and related expenses, third-party clinical research, manufacturing and development services, costs relating to the build-out of our headquarters, laboratories and manufacturing facility, license payments or milestone obligations that may arise, laboratory and related supplies, clinical costs, manufacturing costs, legal and other regulatory expenses and general overhead costs.

Based on our current operating plan, which no longer includes the cost of Phase 3 clinical trials for GB-102 and is subject to change pursuant to our strategic review, we believe our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements in excess of 12 months from the issuance date of these financial statements. We base this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We base the sufficiency of our existing cash, cash equivalents and short-term investments to fund our operations on the current period re-forecast of our projected cash burn rate following our decision to only proceed with further Phase 3 clinical trials for GB-102 if fully or partially funded by a partner. While we believe that our current cash, cash equivalents and short-term investments are adequate to meet our needs for the next 12 months from issuance, we will need to raise or otherwise access additional funds in order to further advance our research and development programs, operate our business and meet our obligations as they come due.

Subject to our strategic review, our current business plan will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. In addition to exploring an acquisition, company sale, merger, divestiture of assets, private placement of equity securities, or other strategic transactions, we will continue to seek funds through equity offerings, debt financings or other capital sources, potentially including collaborations, licenses and other similar arrangements. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(10,663)	$(17,045)
Investing activities	11,240	(9,096)
Financing activities	(69)	587
Net increase (decrease) in cash and cash equivalents	$508	$(25,554)

Operating Activities

Cash used in operating activities of $10.7 million during the six months ended June 30, 2022 was primarily attributable to our net loss of $18.4 million partially offset by non-cash stock-based compensation of $3.3 million, $2.2 million in acquired in-process research and development and a decrease of $1.8 million in our working capital.

Cash used in operating activities of $17.0 million during the six months ended June 30, 2021 was primarily attributable to our net loss of $19.2 million and an increase of $0.6 million in our working capital, partially offset by non-cash charges of $2.8 million principally with respect to stock-based compensation.

Investing Activities

Cash provided by investing activities of $11.2 million during the six months ended June 30, 2022 consisted of $29.8 million cash provided upon maturity of short-term investments, partially offset by $16.4 million of purchases of short-term investments, $1.9 million paid during the period to acquire in-process research and development, and $0.2 million of purchases of property and equipment.

Cash used in investing activities of $9.1 million during the six months ended June 30, 2021 consisted of $58.1 million of purchases of investments and $0.3 million of purchases of property and equipment, partially offset by $49.3 million provided upon maturity of short-term investments.

Financing Activities

There were no material cash activities from financing activities during the six months ended June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

An investment in our common stock involves various risks, and prospective investors are urged to carefully consider the matters discussed in the section titled “Risk Factors” prior to making an investment in our common stock. These risks include, but are not limited to, the following:

•

We may not be successful in identifying and implementing any strategic business combination or other transaction, including, but not limited to, a failure to secure any required approvals from regulators, stockholders or other parties.

•	Any strategic transactions that we may consummate in the future could have negative consequences.
•

We may seek to liquidate the Company in a voluntary dissolution under Delaware law, and in this event, it is possible that shareholders would receive significantly less than the current market value of their shares.

•	If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.
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

•	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•	Our approach to the treatment of retinal diseases is unproven, and we do not know whether we will be able to successfully develop any products.
•	We are seeking a strategic transaction to fund further development of GB-102 for wet AMD. Without such a transaction, further development of GB-102 for wet AMD is unlikely.
•

We depend heavily on the success of our product candidates. Clinical trials of our product candidates may not be successful. If we are unable to successfully complete clinical development of, and obtain marketing approvals for, our product candidates, or experience significant delays in doing so, or if after obtaining marketing approvals, we fail to commercialize these product candidates, our business will be materially harmed.

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

•

Gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in our development or commercialization programs or otherwise harm our business.

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

•

If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates and our ability to generate significant revenue will be materially impaired. The regulatory approval process is expensive, time-

consuming and uncertain. As a result, we cannot predict when or if we, or any collaborators we may have in the future, will obtain regulatory approval to commercialize our product candidates.
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

Risks Related to Our Financial Position and Need For Additional Capital

We may not be successful in identifying and implementing any strategic business combination or other transaction and any strategic transactions that we may consummate in the future could have negative consequences.

We continue to evaluate all of our potential strategic options, including a merger, reverse merger, sale, wind-down, liquidation and dissolution or other strategic transaction. However, there can be no assurance that we will be able to successfully consummate any particular strategic transaction. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we may incur significant costs related to this continued evaluation, such as legal and accounting fees and expenses and other related charges, as well as the ordinary costs of our operations. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or such a transaction is completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any future distributions to our stockholders. Any delays in identifying a potential counterparty will cause our cash balance to continue to deplete, which could make us less attractive as a strategic counterparty. The continued review of our strategic options may also create continued uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees and to hire new talent necessary to maintain our ongoing operations or to execute additional potential strategic options, which could have a material adverse effect on our business. Further, the market capitalization of our company is below the value of our cash, cash equivalents and short-term investments. Potential counterparties in a strategic transaction involving our company may place minimal or no value on our remaining assets.

In addition, any strategic business combination or other transaction that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affect our business and decrease the remaining cash available for use in our business or the execution of our strategic plan. Our board of directors remains dedicated to diligently deliberating upon and making informed decisions that the directors believe are in the best interests of the Company and its stockholders. However, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, be successfully consummated, lead to increased stockholder value, or achieve the anticipated results. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any potential future distributions to our stockholders. In addition, given the uncertainties of our financial position, it may be difficult to evaluate our current business and future prospects on the basis of our historical operating performance.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

The negotiation and consummation of any strategic transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

•	increased near-term and long-term expenditures;
•	exposure to unknown liabilities and operating risks;
•	higher than expected acquisition or integration costs;
•	incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
•	write-downs of assets or incurrence of non-recurring, impairment or other charges;

•	difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;
•	difficulty and cost in transitioning the operations and personnel of any divested business to a buyer’s operations;
•	impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;
•	inability to retain key employees of our company or any acquired business; and
•	possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

We may seek to liquidate the Company in a voluntary dissolution under Delaware law and, in this event, it is possible that shareholders would receive significantly less than the current market value of their shares.

We have not generated any revenues from product sales and have incurred losses in each year since our inception. We expect that it will be very difficult to raise capital to continue our current operations. We do not believe that we could succeed in raising significant additional capital to sustain our operations without a strategic transaction such as a merger or sale. If we are unable to consummate such a transaction, we expect that we would need to cease all operations and wind down. Although we are currently evaluating our strategic alternatives with respect to all aspects of our business, we cannot assure you that any actions that we would take would raise or generate sufficient capital to fully address the uncertainties of our financial position. If we cease all operations and wind down, we would need to liquidate the Company in a voluntary dissolution under Delaware law. In this event, we would be required to sell all of our assets. The funds resulting from the liquidation of our assets, as well as our other funds, would be used first to satisfy any obligations to creditors and the material expenses of the dissolution process itself before funds, if any, would be available to pay our shareholders. We believe that these costs will consume a significant portion of our funds, thereby reducing the portion of our assets available for this distribution.

We have historically been a clinical-stage biopharmaceutical company with no products approved. We have incurred significant losses since inception, and we expect to incur continued and increasing losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $8.2 million and $7.7 million for the three months ended June 30, 2022 and 2021, respectively, and $18.4 million and $19.2 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $187.6 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and convertible promissory notes and the issuance of common stock upon our initial public offering, or IPO. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and general and administrative costs to support such efforts. Subject to our strategic review, we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. We expect to continue to incur substantial and increasing losses before we can consummate any strategic alternatives and continue exploration of certain pre-clinical research and development initiatives.

Based on our current operating plan, which is subject to change pursuant to our strategic review, we expect to continue to incur significant and increasingly higher expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	conduct pre-clinical activities in connection with the clinical development of our most advanced product candidate, GB-102;
•	commence clinical trials of our product candidate GB-401;
•	continue the research and development of other product candidates;
•	seek to identify and develop, or enter into strategic partnerships or collaborations to develop, additional product candidates;
•	seek marketing approvals for any of our product candidates that successfully complete clinical development;
•	develop and expand our sales, marketing and distribution capabilities for any of our product candidates for which we obtain marketing approval;
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

•	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
•	explore and review a range of strategic alternatives for our company.

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

Based on our current operating plan, which is subject to change pursuant to our strategic review, we expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct pre-clinical studies or clinical trials for our wet AMD product candidates, preclinical studies and clinical trials for our other product candidates, and seek marketing approval for any such product candidate for which we obtain favorable clinical results. Significant financial resources will be required to conduct research and development and to potentially seek regulatory approval for our other product candidates. In addition, substantial financial resources will be required for to commercialize our products, if approved, including product manufacturing, sales, marketing and distribution for any of our product candidates for which marketing approval is obtained. Accordingly, substantial additional funding will be required to support our continuing and planned operations. If we are unable to raise or otherwise access capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of June 30, 2022, we had cash, cash equivalents and short-term investments of $50.7 million, which, based on our current operating plan, which is subject to change pursuant to our strategic review, we believe is sufficient to fund our operations beyond the next 12 months. Our future funding requirements will depend on many factors, including:

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

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete. We may never generate the necessary data or results required to obtain regulatory approval of products with the market potential sufficient to enable us to achieve profitability. We do not expect to generate sales of any commercial product for several years, if at all. Accordingly, we believe that we need to obtain substantial additional financing to achieve our current business objectives, which are subject to change pursuant to our strategic review. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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

GB-102 is designed to deliver therapeutic drug levels to the retinal tissue for up to six months from a single intravitreal injection. There are currently no FDA-approved therapies that treat retinal diseases with a six-month dosing regimen. Subject to our strategic review, our future success currently depends on the successful development of product candidates, including GB-102, based on this novel therapeutic approach. We have not yet demonstrated efficacy and safety for GB-102 or any other product candidates in a pivotal trial or obtained marketing approval of any product candidate. GB-102 may not demonstrate in patients any or all of the pharmacological benefits we believe it may possess. If we are unsuccessful in our development efforts, we may not be able to advance the development of GB-102 or any other product candidate, commercialize products, raise capital, expand our business or continue our operations.

We will require a strategic transaction to fund further development of GB-102 for wet AMD. Without such a transaction, further clinical development of GB-102 for wet AMD is unlikely.

We do not have sufficient cash resources to complete additional clinical trials for both GB-102 and GB-401 at this time. As part of our strategic review, we are evaluating transactions to fund continued development of GB-102 and GB-401. Such transactions generally require substantial amounts of time to secure, and often involve economic returns that are significantly reduced from that attainable by developing and commercializing the product without a strategic transaction. Moreover, while we are actively seeking such a transaction, there can be no guarantee that we will secure one in a timely fashion, or on reasonable economic terms, if at all. Failing to secure such a transaction could have a material adverse effect on our business.

We depend heavily on the success of our product candidates. Clinical trials of our product candidates may not be successful. If we are unable to successfully complete clinical development of, and obtain marketing approvals for, our product candidates, or experience significant delays in doing so, or if after obtaining marketing approvals, we fail to commercialize these product candidates, our business will be materially harmed.

We have devoted a significant portion of our financial resources and business efforts to the development of our product candidates for diseases and conditions of the eye. In particular, we have historically invested substantial resources to complete the development of GB-102 for wet AMD. We cannot accurately predict when or if any of our ocular disease product candidates will prove effective or safe in humans or whether these product candidates will receive marketing approval. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on obtaining marketing approval for, and commercialization of, GB-102.

The success of GB-102 and other product candidates will depend on many factors, including:

•

successful completion of preclinical studies and clinical trials that demonstrate to the satisfaction of the FDA, the EMA or comparable foreign regulatory authorities that our product candidates are safe and effective for any of their proposed indications;

•	our ability to secure a transaction to fund future clinical trials in wet AMD with GB-102;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	applying for and receiving marketing approvals from applicable regulatory authorities for our product candidates;
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

The success of our product candidates is dependent upon the drug-elution profile during the course of intended therapy. Our Phase 1/2a and our Phase 2a trials have been open label and have not been compared to any active treatments. The treatment phase of our Phase 2b trial with GB-102 in wet AMD included a control arm with Eylea, which is the current standard of care. Compared to Eylea, GB-102 1 mg demonstrated median durability of 5 months and improved safety profile. Compared to Eylea, we observed non-statistical similar control of Central Subfield Thickness, or CST, of the retina, and lower average BCVA across all time points. In March 2020, we terminated the development of the 2 mg dose of GB-102 in all of our clinical trial programs, including the arm of our Phase 2b trial, so the results of that arm have been disregarded. If we make any future changes to the formulation, such changes could affect the outcome of any subsequent clinical trials. As a result of any of these therapeutic or formulation changes, the outcome of our potential future or Phase 3 clinical trials may differ from the outcome of our Phase 1/2a and Phase 2b clinical trials. If the BCVA results of clinical trials with any potential new therapeutic or product formulation, including therapies that do not involve intravitreal delivery, are similar to the results from the Phase 2b trial, we may not be able to obtain regulatory approvals or, even if approved, achieve market acceptance of our product candidates.

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

Moreover, with regard to GB-501, our product candidate that is a gene therapy, additional or unexpected adverse side effects could develop, as gene therapy is still a relatively new approach to disease treatment. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material.  Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment.

Gene therapy is an emerging field of drug development, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. Currently, only a limited number of gene therapy products have been approved in the United States and in foreign countries.

The future success of GB-501, an adeno-associated virus (AAV) gene therapeutic to treat corneal clouding caused by mucopolysaccharidosis type 1 (MPS1), depends on the successful development of this novel therapeutic approach. The regulatory requirements that govern any novel gene therapy product candidates we develop are not entirely clear and are subject to change. The clinical study requirements of the FDA and the criteria regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours may be more expensive and take longer than for other, better known or extensively studied product candidates. Further, as we are developing novel treatments for diseases in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA or comparable foreign regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. To date, only a limited number of gene therapy products have been approved in the United States and foreign countries, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States or other jurisdictions. Further, approvals by any ex-U.S. regulatory agency may not be indicative of what the FDA may require for approval, or vice versa.

Gene therapy is an emerging field of drug development that poses many scientific and other risks.  Our lack of experience with gene therapy and the limited patient populations for our newly acquired gene therapy programs may limit our ability to be successful or may delay our development efforts.

Gene therapy is an emerging field of drug development with only a small number of gene replacement therapies having received FDA approval to date. GB-501 is our first gene therapy program, and it is based entirely on technology that we acquired in March 2022 through our purchase of RainBio, Inc. (“RainBio”).  We did not acquire any employees or manufacturing assets from RainBio, only the intellectual property rights that RainBio had in-licensed as well as the preclinical data that they had generated.  We did not acquire any raw materials or finished drug product.  We will need to rely entirely on third-party providers for all aspects of process development, manufacturing, and analytical methods for GB-501.  We have no prior experience with any of these specialty providers, so we may not be able to negotiate acceptable supply terms, including pricing or timing of delivery, if at all.

As a result, there are several areas of drug development risk, including translational science, manufacturing processes and materials, safety concerns, regulatory pathway and clinical trial design and execution, which pose particular uncertainty for our gene therapy program given the relatively limited development history of, and our limited prior experience with, gene therapies. Furthermore, the medical community's understanding of the genetic causes of many diseases continues to evolve and further research may change the medical community's views on what therapies and approaches are most effective for addressing certain diseases.

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

We may not be able to initiate clinical trials for our wet AMD, glaucoma, or our other product candidates that we may develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or similar regulatory authorities outside the United States. Although there is a significant prevalence of disease in the areas of ophthalmology in which we are focused, we may nonetheless experience unanticipated difficulty with patient enrollment.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, other royalty arrangements, or strategic transactions in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Regulatory requirements in the United States and abroad governing gene therapy products have changed frequently and may continue to change in the future. In addition to the FDA, the Institutional Biosafety Committee and institutional review boards (“IRBs”) of each institution at which we conduct or will conduct our planned clinical trials, would need to review the proposed clinical trial to assess the safety of the trial. Within the FDA, the Office of Tissues and Advanced Therapies, or OTAT, within the Center for Biologics Evaluation and Research, or CBER, consolidates the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee advises CBER on its review. Adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates.

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

We currently rely on third parties for the production of GB-102 and our product candidates for preclinical testing and clinical trials, including supply of active pharmaceutical ingredient drug substance, sunitinib, as well as polymers used in the formulations, such as poly (lactic-co-glycolic acid), or PLGA, injection devices, and other raw materials and for sterilization of the finished product. Based on our current operating plan, which is subject to change pursuant to our strategic review, we intend to build our own manufacturing capabilities for our drug formulations, but could also decide to keep contracting with third parties if it is more advantageous. While we believe that our existing manufacturing partners have facilities that will be sufficient to meet our requirements for manufacturing GB-102 and any of our product candidates for which we obtain marketing approval, we may in the future need to rely on additional contract manufacturing organizations, or CMOs, for some aspects of the manufacture of our product candidates.

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

We do not currently plan to independently manufacture the gene therapy material for our planned clinical programs. We currently rely, and expect to continue to rely, on third parties for the production of our preclinical study and planned clinical trial materials, including the materials used to administer our product candidates and, therefore, we can control only certain aspects of their activities. The competition for gene therapy contract development, manufacturing and testing is intense. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves, including but not limited to potential competition from other gene therapy companies for the use of such third-party manufacturers.

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

We currently rely on third parties for the large-scale production of GB-102 as well as for our product candidates used in preclinical testing and clinical trials, including supply of active pharmaceutical ingredient drug substance, sunitinib, as well as polymers used in the formulations, such as PLGA, injection devices, other raw materials, and for the sterilization of the finished product. Based on our current operating plan, which is subject to change pursuant to our strategic review, we intend to build our own manufacturing capabilities for our polymer-based product candidates, and it is common that various aspects of the development program, such as manufacturing methods, may be altered in an effort to optimize yield, manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates and generate revenue.

Our current operations are in two locations, and we or the third parties upon whom we depend, may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our current operations are located in Baltimore, Maryland and Redwood City, California, and our currently planned clinical trials will be conducted at a limited number of other sites. Any unplanned event, such as earthquake, flood, fire, explosion, extreme weather condition, medical epidemic or pandemic, including COVID-19, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our CMOs, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, operating results and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research or manufacturing facilities or the manufacturing facilities of our CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. In addition, the long-term effects of climate change on general economic conditions, and the pharmaceutical industry in particular, are unclear and may heighten or intensify existing risk of natural disasters. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our CMOs, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption could have a material and adverse effect on our business, financial condition, operating results and prospects.

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

We have no experience in the sales, marketing and distribution of drug and device products, or in building a commercial team to do so. Furthermore, we lack sufficient capital resources to complete development of GB-102 without a partner, and we will be dependent on such partner, should we secure one, for the successful sales, marketing and distribution of GB-102. To achieve commercial success for any other product candidate for which we obtain marketing approval, we will need to establish and maintain adequate sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties. If product candidates other than GB-102 are approved for marketing, and our strategic review results in our retention of marketing rights to such products, we plan on commercializing them through our own specialty sales force. Alternatively, we may rely on a network of independent distributors across the United States to sell such products. We expect that a direct sales force will be required to effectively market and sell these products. We cannot be certain when, if ever, we will recognize revenue from commercialization of our product candidates in any international market. If we decide to commercialize our potential products outside of the United States, we expect to utilize a variety of collaboration, distribution and other marketing arrangements with one or more third parties. These may include independent distributors, pharmaceutical companies or our own direct sales organization.

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

If the development of GB-102 is delayed due to the time required to secure either a strategic transaction or partner funding, or if such a partner requires additional clinical trials before commencing Phase 3 trials, the commercial launch of GB-102 could be delayed by several years. Such a delay could afford our competitors significant advantages in market adoption, penetration and reimbursement, and the future pricing of our products could be driven down substantially by a larger number of mature competitors. Any or all of these factors could significantly reduce the potential future revenue generated by GB-102 and adversely impact our stock price.

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

We may utilize a variety of types of collaboration arrangements with third parties to develop or commercialize GB-102 and any of our other product candidates, including merger, license, or sale. We also may enter into arrangements with third parties to perform these services in the United States if we do not establish our own sales, marketing and distribution capabilities in the United States for our product candidates or if we determine that such arrangements are otherwise beneficial. We also may seek collaborators for development and commercialization of other product candidates. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangement. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

Collaboration agreements, including merger, license, or sale, may not lead to development or commercialization of product candidates in the most efficient manner, or at all. If any collaborations that we enter into do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we or our shareholders may not receive any future research funding or milestone or royalty payments under the collaboration. If the funding or performance we expect under these agreements does not occur, further development of our product candidates could be delayed or we may need additional resources to develop our product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q also apply to the activities of our collaborators.

Additionally, subject to its contractual obligations to us, if a collaborator of ours were to be involved in a future business combination, it might deemphasize or terminate the development or commercialization of any product candidate acquired from or licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be harmed.

If we are not able to establish additional collaborations, we may have to alter our development and commercialization plans and our business could be adversely affected.

For some of our product candidates, we may decide to transact with pharmaceutical, biotechnology and medical device companies for the development and potential commercialization of those product candidates. We face significant competition in seeking appropriate transaction counterparties. Whether we reach a definitive agreement for a transaction will depend, among other things, upon our assessment of the counterparty’s resources and expertise, the terms and conditions of the proposed transaction and the proposed counterparty’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the product candidate, the costs and complexities of manufacturing and delivering a product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The counterparty may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the transaction for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential counterparties. Such transactions are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future counterparties.

If we are unable to reach agreements with suitable counterparties on a timely basis, on acceptable terms or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If, pursuant to our strategic review, we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into such transactions that provide sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform.

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

Regulatory agencies, IRBs, or data safety monitoring boards may at any time recommend the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. Clinical trials must be conducted in accordance with GCPs and other applicable foreign regulatory authority guidelines. Clinical trials are subject to oversight by the FDA, foreign regulatory authorities and IRBs at the trial sites where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced in accordance with applicable current good manufacturing practices. Clinical trials may be placed on a full or partial clinical hold by the FDA, foreign regulatory authorities, or us for various reasons, including, but not limited to: deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols; deficiencies in the clinical trial operations or trial sites; deficiencies in the trial designs necessary to demonstrate efficacy; fatalities or other AEs arising during a clinical trial due to medical problems that may or may not be related to clinical trial treatments; the product candidates may not appear to be more effective than current therapies; or the quality or stability of the product candidates may fall below acceptable standards.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive and may take many years, especially if additional clinical trials are required, if approval is obtained at all. The FDA continually updates and refines its guidance to companies developing products that will require regulatory approval, which can also include material changes to established guidance that results in significant changes to the planned conduct, cost, and timing of clinical development programs.  For example, in 2021, the FDA initiated Project Optimus, which guided oncology drug developers away from faster, less expensive clinical trials focused on determining the maximum tolerable dose and toward more expensive, multi-arm trials studying a wide range of doses in order to find an optimal dose.  In March 2022, the FDA published new guidance on drug/device combination products, in direct response to an appellate decision in Genus Med. Techs., LLC v. FDA, 2021.  Under this new guidance, GB-401 may be determined by the FDA to be a “drug-led drug/device combination product”. This change in classification may subject our injection devices to regulation as device components of combination products. There can be no guarantee that such guidance will remain materially unchanged, so the actual regulatory classification of GB-401 may change, which may result in unplanned delays or costs associated with adoption of changed regulatory requirements.

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

Based on our current operating plan, which is subject to change pursuant to our strategic review, we expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

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

The trading price of our common stock has been in the past, and may continue to be, highly volatile and subject to wide fluctuations in response to various factors, many of which we cannot control. The market price for our common stock may be influenced by many factors, including the other risks described in this section and elsewhere in this filing, and the following:

•	results of preclinical studies and clinical trials of our product candidates, or those of our competitors or our existing or future collaborators;
•	the impact of the COVID-19 pandemic on our employees, trials, collaboration partners, suppliers, our results of operations, liquidity and financial condition;
•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our product candidates;
•	the success of competitive products or technologies;
•	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our products, clinical trials, manufacturing process or sales and marketing terms;
•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•	the success of our efforts to secure a partner to fund further clinical development of GB-102;
•	the success of our efforts to acquire or in-license additional technologies, products or product candidates;

•	developments concerning any future collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates and products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure or policies of healthcare payment systems;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	announcement and expectation of additional financing efforts;
•	speculation in the press or investment community;
•	trading volume of our common stock;
•	delisting, or the expectation of delisting of our common stock from the Nasdaq Global Market stock exchange;
•	sales of our common stock by us or our stockholders;
•	the concentrated ownership of our common stock;
•	changes in accounting principles;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	natural disasters, pandemics and other calamities; and
•	general economic, industry and market conditions.

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

Unfavorable global economic conditions could adversely affect our business, financial condition, stock price and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis of 2007-2008 caused extreme volatility and disruptions in the capital and credit markets. Similarly, the volatility associated with the COVID-19 pandemic has caused significant instability and disruptions in the capital and credit markets and, in recent months, the global economy has been impacted by increasing interest rates and inflation. Likewise, the capital and credit markets may be adversely affected by the recent invasion of Ukraine by Russia, and the possibility of a wider European or global conflict, and global sanctions imposed in response thereto. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. A downturn may also make it more difficult for us to consummate a sale of the company, merger or other strategic transaction. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business or our ability to consummate a strategic transaction. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

Our common stock may be delisted from The Nasdaq Global Market if we do not maintain compliance with Nasdaq’s continued listing requirements.

Nasdaq maintains several requirements for continued listing of our common stock (“Nasdaq Listing Rules”), one of which is the maintenance of a minimum closing bid price of one dollar. Our stock has had a closing bid price of less than a dollar on more than one day. As our closing bid price was less than a dollar for thirty consecutive trading days, Nasdaq issued a notice of delisting to us on June 16, 2022. Pursuant to the Nasdaq Listing Rules, we were provided an initial compliance period of 180 calendar days to regain compliance with the minimum bid price requirement. To regain compliance, Nasdaq Listing Rules required that the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to December 13, 2022, and that we must otherwise satisfy Nasdaq’s requirements for continued listing. On July 21, 2022, Nasdaq notified us that we had regained compliance, as the closing bid price of our common stock had been at $1.00 per share or greater for the then-preceding ten consecutive trading days.

If our closing bid price is less than $1.00 for another thirty consecutive trading days, then we anticipate receiving another notice of delisting from Nasdaq. If this occurs, and our plan to regain compliance includes a reverse stock split, then the liquidity of our common stock could be adversely impacted, which may further reduce our stock price. If we do receive such a notice, and we do not achieve compliance during the initial 180 calendar day period, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to transfer the listing of our common stock to the Nasdaq Capital Market, provided that we then meet the continued listing requirement for market value of publicly held shares and all other initial listing standards of the Nasdaq Capital Market, with the exception of the minimum bid price. In the event that we become noncompliant, and are unable to regain compliance, our common stock could be delisted from Nasdaq and the ability to buy or sell our common stock could be impaired. We intend to take all commercially reasonable actions to maintain our Nasdaq listing, including an evaluation of all reasonable strategic alternatives.

A perception among investors that we are at heightened risk of a deficiency under the Minimum Bid Requirement and of subsequent delisting could negatively affect the market price of our securities and trading volume of our common stock. Additionally, any delisting determination, if made following the notification of a deficiency and expiration of any applicable cure period, would have an adverse effect on the market liquidity of our common stock and, as a result, the market price for our common stock could become more volatile. Further, a delisting also could make it more difficult for us to raise additional capital.

If our common stock is delisted in the future, it is unlikely that we will be able to list our common stock on another national securities exchange and, as a result, we expect our securities would be quoted on an over-the-counter market; however, if this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. In addition, in the event of such delisting, we could experience a decreased ability to issue additional securities and obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our common stock is listed on the Nasdaq Global Market, shares of our common stock qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on the Nasdaq Global Market, our securities would not qualify as covered securities under the statute, and we would be subject to regulation in each state in which we offer our securities.

Further, there can be no assurance that an active trading market for our common stock will be sustained despite our listing on the Nasdaq Global Market.

We may become involved in securities class action litigation that could divert management’s attention and harm the company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action litigation has often followed the announcement or consummation of certain significant business transactions, such as the merger or sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as discontinuations of clinical programs. These events may also result in investigations by the SEC or FINRA. We may be exposed to such litigation or investigation even if no wrongdoing occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. We had a total of 21,517,682 shares of our common stock outstanding as of June 30, 2022. All shares of our common stock are freely tradable, generally without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.

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

We also expect that significant additional capital may be needed in the future to continue our currently planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

Based on the beneficial ownership of our common stock as of June 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant percentage of our voting stock.

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

We have incurred increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives and corporate governance practices.

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

GRAYBUG VISION, INC.

Date: August 11, 2022	By:	/s/ Frederic Guerard
Frederic Guerard, Pharm.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Robert S. Breuil
Robert S. Breuil
Chief Financial Officer (Principal Accounting and Financial Officer)