Form 10-Q
period 2022-09-30
GRAYBUG VISION, INC.
filed 2022-11-10
CIK 1534133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the Registrant’s common stock outstanding as of November 7, 2022 was 21,562,523.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GRAYBUG VISION, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2022	December 31, 2021
	(unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$10,170	$13,364
Short-term investments	33,457	50,306
Assets held for sale	350	—
Prepaid expenses and other current assets	1,094	3,408
Total current assets	45,071	67,078
Property and equipment, net	—	1,981
Operating lease right-of-use asset	290	—
Prepaid expenses and other non-current assets	—	29
Total assets	$45,361	$69,088
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$498	$527
Accrued research and development	200	304
Operating lease liability, current	302	—
Other current liabilities	2,762	3,226
Total current liabilities	3,762	4,057
Deferred rent, long term portion	—	8
Total liabilities	3,762	4,065
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	239,110	234,225
Accumulated deficit	(197,390)	(169,188)
Accumulated other comprehensive loss	(123)	(16)
Total stockholders’ equity	41,599	65,023
Total liabilities and stockholders’ equity	$45,361	$69,088

See accompanying notes to unaudited condensed consolidated financial statements.

GRAYBUG VISION, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$3,249	$4,021	$13,364	$14,635
General and administrative	4,299	3,996	12,669	12,611
Restructuring, impairment and other costs of terminated programs	2,435	—	2,435	—
Total operating expenses	9,983	8,017	28,468	27,246
Loss from operations	(9,983)	(8,017)	(28,468)	(27,246)
Interest income	171	28	266	100
Net loss	$(9,812)	$(7,989)	$(28,202)	$(27,146)
Net loss per share—basic and diluted	$(0.46)	$(0.38)	$(1.32)	$(1.28)
Weighted-average number of shares outstanding used in computing net loss per share—basic and diluted	21,536,622	21,287,498	21,443,252	21,153,185

See accompanying notes to unaudited condensed consolidated financial statements.

GRAYBUG VISION, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(9,812)	$(7,989)	$(28,202)	$(27,146)
Unrealized gain (loss) on available-for-sale securities, net of tax	56	—	(107)	10
Comprehensive loss	$(9,756)	$(7,989)	$(28,309)	$(27,136)

See accompanying notes to unaudited condensed consolidated financial statements.

GRAYBUG VISION, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance—December 31, 2021	21,357,773	$2	$234,225	$(169,188)	$(16)	$65,023
Stock-based compensation expense	—	—	1,542	—	—	1,542
Net loss	—	—	—	(10,149)	—	(10,149)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(160)	(160)
Balance—March 31, 2022	21,357,773	2	235,767	(179,337)	(176)	56,256
Stock-based compensation expense	—	—	1,749	—	—	1,749
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	159,909	—	(69)	—	—	(69)
Net loss	—	—	—	(8,241)	—	(8,241)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(3)	(3)
Balance—June 30, 2022	21,517,682	2	237,447	(187,578)	(179)	49,692
Stock-based compensation expense	—	—	1,680	—	—	1,680
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	44,841	—	(17)	—	—	(17)
Net loss	—	—	—	(9,812)	—	(9,812)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	56	56
Balance—September 30, 2022	21,562,523	$2	$239,110	$(197,390)	$(123)	$41,599

See accompanying notes to unaudited condensed consolidated financial statements

GRAYBUG VISION, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31, 2020	20,979,265	$2	$228,155	$(133,367)	$(4)	$94,786
Stock issued on exercise of stock options	76,679	—	92	—	—	92
Stock-based compensation expense	—	—	1,129	—	—	1,129
Net loss	—	—	—	(11,449)	—	(11,449)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	4	4
Balance—March 31, 2021	21,055,944	2	229,376	(144,816)	—	84,562
Stock issued on exercise of stock options	228,732	—	495	—	—	495
Stock-based compensation expense	—	—	1,312	—	—	1,312
Net loss	—	—	—	(7,708)	—	(7,708)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	6	6
Balance—June 30, 2021	21,284,676	2	231,183	(152,524)	6	78,667
Stock issued on exercise of stock options	11,915	—	27	—	—	27
Issuance of common stock upon vesting of restricted stock units	20,000	—	—	—	—	—
Stock-based compensation expense	—	—	1,431	—	—	1,431
Net loss	—	—	—	(7,989)	—	(7,989)
Balance—September 30, 2021	21,316,591	$2	$232,641	$(160,513)	$6	$72,136

See accompanying notes to unaudited condensed consolidated financial statements.

GRAYBUG VISION, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(28,202)	$(27,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,971	3,872
Depreciation	338	383
Loss on sale/disposal of assets	97	—
Noncash lease expense	277	—
Accretion of premium and discounts on short-term investments	(128)	74
Acquired in-process research and development	2,194	—
Impairment of capital equipment	1,309	—
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	2,343	2,844
Accounts payable	86	(513)
Accrued research and development	(104)	(1,092)
Operating lease liability	(281)	—
Other current and non-current liabilities	(706)	(968)
Deferred rent, long term portion	—	1
Net cash used in operating activities	(17,806)	(22,545)
Investing activities:
Purchases of property and equipment	(308)	(484)
Purchases of investments	(29,729)	(72,610)
Maturity of investments	46,599	73,059
Acquisition of in-process research and development	(1,944)	—
Proceeds from sale of fixed assets	80	—
Net cash provided by (used in) investing activities	14,698	(35)
Financing activities:
Payment of taxes on vested restricted stock units	(86)	—
Proceeds from exercise of stock options	—	614
Net cash (used in) provided by financing activities	(86)	614
Net decrease in cash and cash equivalents	(3,194)	(21,966)
Cash and cash equivalents at beginning of period	13,364	33,418
Cash and cash equivalents at end of period	$10,170	$11,452
Supplemental disclosure of noncash items:
Right-of-use asset obtained in exchange for operating lease liability	$567	$—
Acquired in-process research and development in accrued liabilities	$250	$—
Property and equipment purchases included in accounts payable and other current liabilities	$—	$115

See accompanying notes to unaudited condensed consolidated financial statements.

GRAYBUG VISION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Graybug Vision, Inc., the Company or Graybug, has historically been a clinical-stage biopharmaceutical company developing medicines for the treatment of diseases of the retina and optic nerve. On June 28, 2022, the Company announced that it would conduct a comprehensive review of strategic alternatives focused on maximizing shareholder value. As part of this review of strategic alternatives, the Company is exploring the potential for an acquisition, company sale, merger, divestiture of assets, private placement of equity securities, or other strategic transactions. Prior to this announcement, the Company had devoted substantially all of its resources to conducting research and development and raising capital. On August 18, 2022, the Company’s board of directors approved the restructuring plan which is described further in the Restructuring section below. The Company was founded in May 2011 and maintains facilities in Redwood City, California and Baltimore, Maryland.

The Company has historically been subject to risks common to clinical stage companies in the biopharmaceutical industry, including dependence on the clinical success of its product candidates, ability to obtain regulatory approvals of its product candidates, compliance with regulatory requirements, the need for substantial additional financing and protection of its proprietary technology.

Restructuring

On August 18, 2022, the Company’s board of directors approved certain strategic, operational and organizational steps for the Company to undertake in connection with its announcement on June 28, 2022 that the Company would conduct a comprehensive review of strategic alternatives focused on maximizing shareholder value. These steps include both the termination of all activities relating to the Company’s GB-102 and GB-401 programs and certain cost-reduction initiatives, including a reduction in its workforce by 71%. While clinical development of GB-501 remains on hold, preclinical work is still proceeding.

In connection with these actions, the Company recorded a restructuring charge of $2.4 million during the three months ended September 30, 2022. The restructuring charge includes: (i) the majority of severance and termination benefit expense for 20 employees terminated with separation dates between August 31, 2022 and October 31, 2022, (ii) a charge related to the impairment of research and development equipment in its Baltimore, Maryland facility, and (iii) costs to wind-down the GB-102 and GB-401 clinical development programs. Refer to Note 6 for additional information on the restructuring.

Going Concern Considerations

The Company incurred losses from operations and had negative cash flows from operating activities for the nine months ended September 30, 2022, and 2021, and the Company’s accumulated deficit at September 30, 2022 was $197.4 million. The Company’s current operating plan, which is subject to change based on the ongoing strategic review, indicates it will continue to incur losses from operations and generate negative cash flows from operating activities, given ongoing expenditures related to anticipated research and development and the Company’s lack of revenue-generating activities at this point in the Company’s life cycle. Even if the Company’s remaining product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

In March 2021, the Company decided not to proceed with the significant investment required to initiate two Phase 3 clinical trials for GB-102 in late 2021 and, in August 2022, terminated all activities relating to GB-102 and GB-401, and reduced its workforce by 71%. As a result, anticipated operating expenses have been significantly reduced and management continues to believe that the Company’s current cash, cash equivalents and short-term investments are adequate to meet its cash needs for at least 12 months from the issuance date of this Quarterly Report on Form 10-Q.

As part of the Company’s review of strategic alternatives, it is exploring the potential for an acquisition, company sale, merger, divestiture of assets, private placement of equity securities, or other strategic transactions. As part of this process the Company is exploring an outright sale or merger as well as a process to raise additional funds in order to further advance its remaining research and development programs, operate its business, secure research and development collaborations, and meet its obligations as they come due. The Company may pursue financing alternatives, similar to what it has previously executed, which include debt and equity financing. There are no assurances that this process will result in any such transaction and such sources of capital may not be available to the Company in the necessary time frame, in the amounts that the Company requires, on terms that are acceptable to the Company, or at all. If the Company is unable to consummate an acquisition, company sale, merger, divestiture of assets or other strategic transaction or raise the necessary funds when needed or reduce spending on currently planned activities, it may not be able to continue the preclinical development of its remaining products or it could be required to delay, scale back, or eliminate some or all of its research and development programs and other operations, including personnel, any of which may materially harm its business, financial position and results of operations.

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

In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature, except expenses related to restructuring and impairment, as discussed in Note 1. Interim results are not necessarily indicative of results for the full year. The condensed balance sheet at December 31, 2021 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 11, 2022.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, RainBio, Inc., or RainBio, which was acquired in March 2022 (see Note 5). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. Significant items subject to estimates include estimates related to accrued research and development expenses, contingent milestone payments, other long-lived assets, assets held for sale, stock-based compensation, incremental borrowing rates for leases and the valuation of deferred tax assets. The Company bases its estimates using historical experience, Company forecasts and future plans, current economic conditions, and information from third-party professionals that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and recorded amounts of expenses that are not readily apparent from other sources, and adjusts those estimates and assumptions when facts and circumstances dictate.

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

Operating lease right-of-use assets represent the Company’s right and ability to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized based on the present value of lease payments over the lease term at the commencement date of the lease. Right-of-use assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less any lease incentive received. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its incremental borrowing rate. The incremental borrowing rate reflects the rate of interest that a lessee would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Lease expense for an operating lease is recognized on a straight-line basis over the lease term.

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

Restructuring, Impairment and Other Costs of Terminated Programs

Restructuring, impairment and other costs of terminated programs primarily consists of severance and termination benefit expense and non-cash impairment of capital equipment. These charges are included in restructuring, impairment and other costs of terminated programs in the condensed consolidated statement of operations.

The Company recognizes severance and termination benefits when it is probable that employees will be entitled to such benefits and the amount can be reasonably estimated and recorded at fair value. The timing of the recognition of expense for severance and termination benefits depends on whether employees are required to render service until they are terminated in order to receive the termination benefits. If employees are required to render service until they are terminated in order to receive the severance and termination benefits, a liability is recognized ratably over the future service period. Otherwise, a liability is recognized when management has committed to a restructuring plan and has communicated those actions to affected employees.

Refer to Note 6 for additional information on the severance expense that the Company recognized for employees terminated in connection with the August 2022 reduction-in-force.

Assets Held for Sale

The Company classifies assets as held for sale when management has approved to sell the assets, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current estimated fair value and certain other specified criteria are met. The assets classified as held for sale is recorded at the lower of the carrying value and estimated fair value, less cost to sell. If the carrying value of the assets exceeds its estimated fair value, less cost to sell, a loss is recognized and reported in the condensed consolidated statement of operations.

Refer to Note 6 for additional information on the assets held for sale in connection with restructuring.

Long-lived Asset Impairment

The Company assesses long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset or group of assets may not be recoverable. During the three months ended September 30, 2022, the Company commenced restructuring activities which indicated that the carrying amount of the long-lived assets might not be recoverable. The Company evaluated the long-lived assets, consisting primarily of capital equipment, for impairment. If the carrying amount of an asset group exceeds its estimated undiscounted net future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. To the extent available, the Company will also consider third-party valuations of an asset group that were prepared for other business purposes. An impairment charge is recognized for the amount by which the carrying value exceeds its estimated fair value. When an impairment loss is recognized for equipment to be held and used, the adjusted carrying amounts are depreciated over their remaining useful life.

All of the Company’s equipment in its Maryland facility was either sold during the three months ended September 30, 2022 or sold shortly thereafter. As such, the Company recorded impairment charges which reflect the net selling prices for each of those assets.  The assets are classified as “assets held for sale” on the condensed consolidated balance sheet as of September 30, 2022. Refer to Note 6 for additional information regarding the impairment charge recorded in connection with the Company’s restructuring.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$8,627	$—	$—	$8,627
Commercial paper	—	993	—	993
Total cash equivalents	8,627	993	—	9,620
Short-term investments:
Corporate debt securities	—	996	—	996
Commercial paper	—	27,264	—	27,264
U.S. Treasury notes	—	5,197	—	5,197
Total short-term investments	—	33,457	—	33,457
Total assets measured at fair value	$8,627	$34,450	$—	$43,077

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$8,920	$—	$—	$8,920
Corporate debt securities	—	1,480	—	1,480
Commercial paper	—	2,749	—	2,749
Total cash equivalents	8,920	4,229	—	13,149
Short-term investments:
Corporate debt securities	—	1,117	—	1,117
Commercial paper	—	41,954	—	41,954
U.S. Treasury notes	—	7,235	—	7,235
Total short-term investments	—	50,306	—	50,306
Total assets measured at fair value	$8,920	$54,535	$—	$63,455

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

The following tables present information as to cost, unrealized gains and losses and fair value determination of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$8,627	$—	$—	$8,627
Commercial paper	994	—	(1)	993
Total cash equivalents	9,621	—	(1)	9,620
Short-term investments:
Corporate debt securities	1,005	—	(9)	996
Commercial paper	27,329	—	(65)	27,264
U.S. Treasury notes	5,245	—	(48)	5,197
Total short-term investments	33,579	—	(122)	33,457
Total assets measured at fair value	$43,200	$—	$(123)	$43,077

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$8,920	$—	$—	$8,920
Corporate debt securities	1,480	—	—	1,480
Commercial paper	2,749	—	—	2,749
Total cash equivalents	13,149	—	—	13,149
Short-term investments:
Corporate debt securities	1,117	—	(1)	1,116
Commercial paper	41,956	6	(8)	41,954
U.S. Treasury notes	7,249	—	(13)	7,236
Total short-term investments	50,322	6	(22)	50,306
Total assets measured at fair value	$63,471	$6	$(22)	$63,455

 As of September 30, 2022 and December 31, 2021, the contractual maturities of all available-for-sale investments were less than 12 months. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. As of September 30, 2022, the Company had $33.5 million short term investments in an unrealized loss position for less than 12 months. The Company’s unrealized losses from short-term investments as of September 30, 2022 were caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. The Company does not intend to sell short term investments that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. Therefore, the Company believes these losses to be temporary and as a result, did not recognize any other-than-temporary impairment losses as of September 30, 2022 and December 31, 2021.

4. Balance Sheet Components

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Salaries and benefits	$1,032	$2,278
Professional services	837	461
Severance and termination benefits	538	—
Holdback liability for acquisition of in-process research and development	250	—
Deferred rent	—	8
Other	105	479
Total other current liabilities	$2,762	$3,226

5. Commitments and Contingencies

The Company enters into contracts in the normal course of business with contract research organizations, or CROs, for clinical trials and contract manufacturing organizations, or CMOs, for clinical supply manufacturing and with vendors for equipment, preclinical research studies, research supplies and other services and products for operating purposes. As of September 30, 2022, these commitments were approximately $1.7 million due within 3 to 6 months. These contracts generally provide for termination on notice of 60 to 90 days. As of September 30, 2022, there was only one such contract still in effect, and there were no unpaid cancellation or other related costs.

Operating Lease Agreements

The Company leases a facility in Baltimore, Maryland under an operating lease with a term through June 2023. The Company also has a short-term lease for approximately 2,560 rentable square feet of office space in Redwood City, California, which was amended in July 2022 to extend the term from August 31, 2022 to December 31, 2022.

On January 1, 2022, the Company adopted ASC 842 and the following disclosures as of and for the nine months ended September 30, 2022 are presented under ASC 842. The operating cash outflow for the Baltimore lease liability was $0.3 million for the nine months ended September 30, 2022. As of September 30, 2022, the Company continued to occupy and utilize the Baltimore facility. The remaining term of the Company’s Baltimore lease was 0.75 years, and the incremental borrowing rate used to determine the operating lease liability was 6.0%.

Lease expense recognized for the operating leases, including short-term leases not included in the measurement of the lease liability, was $0.4 million for the nine months ended September 30, 2022. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for the operating leases were immaterial for the nine months ended September 30, 2022. Rent expense recognized under ASC 840 for the nine months ended September 30, 2021 was $0.6 million.

As of September 30, 2022, future minimum commitments under the Company’s non-cancelable operating leases, in accordance with ASC 842, are as follows (in thousands):

2022 (remaining three months)	$103
2023	205
Total undiscounted future minimum lease payments	308
Less: imputed interest	(6)
Operating lease liabilities	$302

As of December 31, 2021, future minimum commitments under the Company’s non-cancelable operating leases, in accordance with ASC 840, are as follows (in thousands):

2022	$527
2023	205
Total future minimum lease payments	$732

Asset Acquisition

In March 2022, the Company acquired RainBio, a private company in the United States whose primary assets are certain gene therapy technology and preclinical data. RainBio was purchased at a cost of approximately $2.2 million, including transaction costs and a contingent holdback, and the Company may be required to make additional contingent payments of up to $17.5 million in the aggregate upon the achievement of certain milestones. Other than the contingent holdback release, no further payments are required until U.S Food and Drug Administration, or FDA, approval of a product based upon the acquired assets and the sale or utilization of any priority review voucher that may be granted in connection with such approval.

The acquisition was accounted for as an asset acquisition, as substantially all of the fair value of the assets acquired was concentrated in a single in-process research and development, or IPR&D, intangible asset. As the acquired IPR&D did not have an alternative future use to the Company, the purchase price of $2.2 million was recorded as research and development expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2022. As of September 30, 2022, none of the milestones were probable of achievement and, accordingly, no amounts have been recognized in the accompanying condensed consolidated financial statements with respect to these contingent payments.

Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2022, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Litigation

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not presently a party to any legal proceedings that it believes would have a material adverse effect on its business, operating results, financial condition or cash flows.

6. Restructuring, Impairment and Other Costs of Terminated Programs

As discussed in Note 1, based on the conclusions from the comprehensive review of strategic alternatives focused on maximizing shareholder value, the Company decided to terminate all activities relating to the GB-102 and GB-401 programs and to reduce its workforce as a part of cost-reduction initiatives. In connection with these events, impairment of capital equipment in its Baltimore, Maryland facility, severance and termination benefit costs for employees, and other costs were recorded under restructuring, impairment and other costs of terminated programs in the condensed consolidated statement of operations for the three months ended September 30, 2022.

The Company recorded the following under restructuring, impairment and other costs (in thousands):

Three Months Ended September 30,
2022
Impairment of capital equipment	$1,309
Severance and termination benefit expense	1,025
Other restructuring costs	101
Total restructuring, impairment and other costs of terminated programs	$2,435

Impairment of Capital Equipment

In connection with the restructuring, the Company either sold or disposed of all the equipment in its Baltimore, Maryland facility, including equipment that had been previously expensed. The fair value of the capital equipment was determined based on the net selling price at which such equipment was subsequently sold and is classified as assets held for sale in the condensed consolidated balance sheet as of September 30, 2022. The Company recorded an impairment charge as follows (in thousands):

Amount
Net book value of capital equipment before impairment	$1,659
Less: Fair value of capital equipment	(350)
Impairment expense for equipment	$1,309

Severance and Termination Benefit Expense

Employees affected by the reduction-in-force are entitled to receive severance payments and certain Company-funded benefits. Severance and termination benefit expense is recorded in full for employees who were notified of their termination in August 2022 and had no requirements for future service after August 31, 2022. The Company is recognizing severance and termination benefit expense for employees who were required to render services after August 31, 2022 but will not receive their severance and termination benefits until the end of their service period, ratably over their service periods which all ended in October 2022. The Company recorded severance and termination benefit expense as follows (in thousands):

	No Service Period	Service Period Required	Total
Total severance and other termination benefits, at fair value	$887	$274	$1,161

Expense recognized during the period	$887	$138	$1,025
Payments during the period	(487)	—	(487)
Liability balance as of September 30, 2022	$400	$138	$538

The liability as of September 30, 2022 for employees terminated on August 31, 2022 with no requirement for future service primarily relates to severance to be paid in October 2022. Adjustments to severance and termination benefit expense may be recorded in future periods as the estimates of the costs of benefits change. However, it is not expected that such adjustments will have a material effect on results of operations or financial condition.

7. Stock-Based Compensation

2020 Equity Incentive Plan

In August 2020, the Company’s board of directors and stockholders adopted the Company’s 2020 Equity Incentive Plan, or the 2020 Plan, that became effective in connection with the initial public offering, or IPO, and serves as the successor to the Company’s 2015 Stock Incentive Plan, or the 2015 Plan. The Company’s 2020 Plan authorizes the award of stock options, restricted stock units, or RSUs, restricted stock awards, or RSAs, stock appreciation rights, or SARs, performance awards and stock bonus awards. In March 2022, the Company increased the aggregate number of shares reserved for issuance by an additional 1,067,888 shares pursuant to the automatic share reserve increase provision of the 2020 Plan and in June 2022 the Company reserved an additional 2,340,000 shares for future issuance under the 2020 Plan following approval by the Company’s stockholders. As of September 30, 2022, there were 399,875 shares available for issuance under the 2020 Plan.

2020 Employee Stock Purchase Plan

In August 2020 the Company’s board of directors and stockholders adopted the Company’s 2020 Employee Stock Purchase Plan, or the ESPP, that became effective in connection with the IPO, in order to enable eligible employees to purchase shares of the Company’s common stock with accumulated payroll deductions. As of September 30, 2022, there were 210,000 shares available for issuance under the ESPP. There have been no employee withholdings for the purchase of shares under the plan as of September 30, 2022.

Inducement Grants

On January 14, 2022, six newly-hired employees were granted inducement options to purchase an aggregate of 234,200 shares of the Company’s common stock at an exercise price of $1.55 per share. These inducement grants were made outside of the 2020 Equity Incentive Plan in accordance with the Nasdaq Listing Rule 5635(c)(4). All six employees have since been terminated in connection with the Company’s August 2022 reduction-in-force, which was prior to the first vesting date, resulting in the forfeiture of all such inducement grants.

Stock-Based Compensation Expense

Stock-based compensation expense recognized for options and RSUs granted was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$294	$321	$1,070	$912
General and administrative	1,386	1,110	3,901	2,960
Total stock-based compensation expense	$1,680	$1,431	$4,971	$3,872

As of September 30, 2022, the total unrecognized stock-based compensation expense related to outstanding unvested stock awards that are expected to vest was $13.5 million, which the Company expects to recognize over an estimated weighted-average term of 2.4 years.

8. Income Taxes

The Company did not record a provision or benefit for income taxes during the nine months ended September 30, 2022 and 2021. As of both September 30, 2022 and December 31, 2021, the Company continues to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative net losses.

9. Net Loss Per Share

The Company calculates basic net loss per share based on the weighted-average number of common shares outstanding during the periods presented and calculates diluted net loss per share based on the weighted-average number of shares of common stock outstanding, including potentially dilutive securities.

For the nine months ended September 30, 2022 and 2021, basic and diluted net loss per share are the same due to the Company’s net losses and requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. During the nine months ended September 30, 2022 and 2021, potentially dilutive securities consisted of the common shares underlying outstanding stock options, RSUs and warrants.

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of September 30,
	2022	2021
Stock options to purchase common stock	4,484,502	3,815,682
Restricted stock units	3,526,976	984,700
Warrants to purchase common stock	27,759	27,759

10. Subsequent Event

On October 3, 2022, the Company provided written notification to Johns Hopkins University, or JHU, of complete termination of the exclusive license agreement to all licensed patent rights owned by JHU that are relevant to the GB-102 and GB-401 programs. On November 10, 2022, the Company entered into an agreement with Mireca Medicines GmbH (“Mireca”) to assign certain intellectual property and revert all rights to GB-601 back to Mireca.

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

Overview

On June 28, 2022 we announced that we would conduct a comprehensive review of strategic alternatives focused on maximizing shareholder value. As part of our review, we are exploring the potential for an acquisition, company sale, merger, divestiture of assets, private placement of equity securities, or other strategic transactions. On August 11, 2022, we announced that all clinical development of GB-102, GB-401, and GB-501 had been put on hold to conserve capital pending the outcome of our strategic review. On August 18, 2022, our board of directors approved certain strategic, operational and organizational steps for the Company including both the termination of all activities relating to our GB-102 and GB-401 programs and certain cost-reduction initiatives, including a reduction in our workforce by 71%.  While clinical development of GB-501 remains on hold, preclinical work is still proceeding.

We have historically been a clinical-stage biopharmaceutical company focused on developing transformative medicines for the treatment of ocular diseases. Our diversified portfolio was designed to treat vision-threatening diseases of the retina, optic nerve, and cornea, by either maintaining effective drug levels in ocular tissues for long periods of time, using innovative technologies, such as injectable sustained-release formulations, or by restoring vision with gene therapies. Our novel proprietary technologies are designed to improve patient compliance, reduce healthcare burdens and, ultimately, deliver better clinical outcomes. As a result of our review of strategic alternatives, our board of directors decided in August 2022 to terminate further development of what had been our lead product candidate, GB-102, an intravitreal injection of a microparticle depot formulation of sunitinib, a potent pan-VEGF inhibitor that reduces neovascular growth and permeability, which are leading causes of wet age-related macular degeneration or wet AMD. We had also used our proprietary implant technology to develop GB-401, a first-in-class implant formulation containing a novel prodrug of timolol, a beta-adrenergic blocking agent, for the treatment of primary open-angle glaucoma. GB-401 had been designed for a twice-per-year intravitreal injection with a proprietary applicator, but our board of directors also decided to terminate further development of GB-401 in August 2022.

In March 2022, we acquired a novel adeno-associated virus (AAV) gene therapy program to treat corneal clouding caused by mucopolysaccharidosis type 1 (MPS1), a lysosomal storage disorder. This program was granted both Orphan Drug Designation (ODD) and Rare Pediatric Disease Designation (RPDD) by the U.S Food and Drug Administration (FDA) and is therefore eligible for a Priority Review Voucher (PRV) if approved. This single-injection treatment is designed to both prevent and reverse severe visual impairment in MPS1 patients. Preclinical development of this program, which we refer to as GB-501, is ongoing.

In December 2021, we acquired patents and certain exclusive license rights to a portfolio of novel cyclic guanosine mono-phosphate (cGMP) analogs to address hereditary retinal diseases, such as retinitis pigmentosa (PR), comprising a group of genetic disorders that involve a loss of cells in the retina. In November 2022, we negotiated a divestiture of this program back to the company from which we acquired the patents and exclusive license rights in exchange for a release of any future obligation or liability.

We also formed a strategic partnership with a clinical-stage, end-to-end artificial intelligence (AI)-drug discovery company to develop novel and potent small-molecule complement factor B inhibitors targeting the complement pathway as a potential treatment for geographic atrophy. Preclinical development of this program, which we refer to as GB-701, is ongoing.

We believe that our remaining product candidates have the potential to significantly improve clinical outcomes versus the respective standards of care for their targeted ocular diseases.

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

Since inception, we have had significant operating losses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. Our net loss was $9.8 million and $8.0 million for the three months ended September 30, 2022 and 2021, respectively, and $28.2 million and

$27.1 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $197.4 million and cash, cash equivalents and short-term investments of $43.6 million.

We expect to continue to incur net losses for the foreseeable future, and, subject to our strategic review, if we continue to operate our business as we have historically, we expect our research and development expenses, general and administrative expenses, and capital expenditures to continue to increase. In particular, we expect our expenses to increase if we continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products, as well as hire additional personnel, develop commercial infrastructure, pay fees to outside consultants, lawyers and accountants, and incur increased costs associated with being a public company, such as expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC reporting requirements, insurance and investor relations. If we continue to operate our business as we have historically, our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending upon the timing of our clinical trials and our expenditures on other research and development activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued research and development and other current liabilities.

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

To date, our contract manufacturing organizations, or CMOs, and other vendors have been able to continue to provide services and supply reagents, materials, and products and currently do not anticipate any disruption in services or interruptions in supply. Our CMOs continue to operate their manufacturing facilities at or near normal levels. While we currently do not anticipate any interruptions in our manufacturing process, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers and contract manufacturing partners’ ability to manufacture reagents, materials or products that we need to use in our research and preclinical development. However, we are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, and our ability to retain employees.

Given the persistent uncertainty of the evolving pandemic, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our future development activities.

The COVID-19 pandemic has caused us to modify our business practices including, but not limited to, curtailing or modifying employee travel, moving to partial remote work, and cancelling physical participation in meetings, events and conferences. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees and business partners.

The majority of our office-based employees have been working from home since March 2020, while ensuring essential staffing levels in our operations remain in place.

For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors.

Components of Operating Results

Research and Development Expenses

Our research and development expenses have included:

•	personnel costs, which include salaries, benefits and stock-based compensation;
•	expenses incurred under agreements with consultants, third-party contract organizations that conduct research and development activities on our behalf;
•	costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers;
•	laboratory and vendor expenses related to the execution of preclinical studies and previously planned clinical trials;
•	laboratory supplies and materials used for internal research and development activities;
•	the acquisition cost of in-licensed and purchased intellectual property;
•	the acquisition of acquired in-process research and development; and
•	facilities and equipment costs.

Most of our historical research and development expenses have been related to the preclinical and clinical development of GB-102, further development of which was terminated in August 2022. We have not reported program costs since inception because we have not tracked or recorded our research and development expenses on a program-by-program basis historically. We have historically used our personnel and infrastructure resources across the breadth of our research and development activities, which are directed toward identifying and developing product candidates.

We expense all research and development costs in the periods in which they are incurred. Costs for certain research and development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and third-party service providers.

Based on our current operating plan, which is subject to change pursuant to our strategic review, we expect our research and development expenditures would increase substantially if we continue to invest in research and development activities related to developing our GB-501 product candidate, and if we continue to advance any of our remaining programs and conduct clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain.

Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of the current or future preclinical studies and clinical trials or if, when, or to what extent we will generate revenues from the commercialization and sale of our product candidates or if we even continue to pursue such product development, commercialization or sales. We may never succeed in achieving regulatory approval for our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our remaining product candidates, to the extent we continue to pursue such activities, will depend on a variety of factors, including:

•	securing a strategic transaction, or one or more partnerships, to provide funding for the timely execution of further product development;
•	successful completion of preclinical studies and clinical trials to the satisfaction of the FDA, European Medicines Agency, or EMA or other regulatory authorities;
•	demonstrating that our product candidates are safe and effective for any of their proposed indications;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	maintaining a continued acceptable safety and profile of our products following approval;
•	obtaining and maintaining coverage and adequate reimbursement from third-party payors;
•	applying for and receiving marketing approvals from applicable regulatory authorities for our product candidates;
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

We may never succeed in achieving regulatory approval for any of our remaining product candidates. We may obtain unexpected results from our preclinical studies and subsequent clinical trials, if any. We may elect to discontinue, delay or modify future clinical trials of some product candidates or focus on others. A change in the outcome of any of these factors could mean a significant change in the costs and timing associated with the development of our current preclinical product candidates. For example, if the FDA, or another regulatory authority, were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development, or if we experience significant delays in execution of or enrollment in any of our preclinical studies or future clinical trials, if any, we could be required to expend significant additional financial resources and time on the completion of preclinical and clinical development.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, costs related to maintenance and filing of intellectual property and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation expense. If our strategic review results in one or more transactions that involves an expansion of our current headcount or operations, we would expect our general and administrative expenses to increase over the next several years to support such an expansion, increased costs of operating as a public company, retaining and motivating our employees, the development of a commercial infrastructure to support the potential commercialization of our product candidates, and the use of outside service providers such as insurers, consultants, lawyers, and accountants.

Restructuring, Impairment and Other Costs of Terminated Programs

Restructuring, impairment and other costs of terminated programs primarily consists of severance and termination benefit expense for 20 terminated employees and non-cash impairment of capital equipment.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following sets forth our results of operations (in thousands):

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
Operating expenses:
Research and development	$3,249	$4,021	$(772)	(19%)
General and administrative	4,299	3,996	303	8%
Restructuring, impairment and other costs of terminated programs	2,435	—	2,435	*
Total operating expenses	9,983	8,017	1,966	25%
Loss from operations	(9,983)	(8,017)	(1,966)	25%
Interest income	171	28	143	511%
Net loss	$(9,812)	$(7,989)	$(1,823)	23%

* Percentage change is greater than 100%.

Research and Development Expenses

Research and development expenses comprised (in thousands):

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
Personnel costs	$1,170	$1,497	$(327)	(22%)
CRO, CMO, nonclinical and other services	1,155	1,487	(332)	(22%)
Professional services	467	277	190	69%
Facility costs, travel and other	441	680	(239)	(35%)
Materials and supplies	16	80	(64)	(80%)
Total research and development expenses	$3,249	$4,021	$(772)	(19%)

As of September 30, 2022 and 2021, we had 5 and 17 employees, respectively, engaged in research and development activities in our Baltimore, Maryland and Redwood City, California facilities.

Research and development expenses were $3.2 million and $4.0 million for the three months ended September 30, 2022 and 2021, respectively. The decrease was primarily due to the termination of employees and the wind-down of the GB-102 and GB-401 research and development programs. Pending the outcome of our strategic review, we expect research and development expenses to decrease in 2022 compared to 2021.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (in thousands):

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
Personnel costs	$2,292	$1,917	$375	20%
Professional services	892	889	3	0%
Facility costs, travel and other	790	934	(144)	(15%)
Patent filing and portfolio costs	325	256	69	27%
Total general and administrative expenses	$4,299	$3,996	$303	8%

As of September 30, 2022 and 2021, we had eight employees engaged in general and administrative activities, four of whom were in our Redwood City, California facility.

General and administrative expenses were $4.3 million and $4.0 million for the three months ended September 30, 2022 and 2021, respectively. The increase was primarily due to an increase in stock-based compensation.

Restructuring, Impairment and Other Costs of Terminated Programs

For the three months ended September 30, 2022, we recorded $2.4 million of restructuring, impairment and other costs of terminated programs. We terminated all development activities relating to the GB-102 and GB-401 programs and reduced our workforce by 71%. Refer to Notes 1 and 6 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for more details.

Three Months Ended September 30,
2022
Impairment of capital equipment	$1,309
Severance and termination benefit expense	1,025
Other restructuring costs	101
Total restructuring, impairment and other costs of terminated programs	$2,435

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following sets forth our results of operations (in thousands):

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
Operating expenses:
Research and development	$13,364	$14,635	$(1,271)	(9%)
General and administrative	12,669	12,611	58	0%
Restructuring, impairment and other costs of terminated programs	2,435	—	2,435	*
Total operating expenses	28,468	27,246	1,222	4%
Loss from operations	(28,468)	(27,246)	(1,222)	4%
Interest income	266	100	166	166%
Net loss	$(28,202)	$(27,146)	$(1,056)	4%

* Percentage change is greater than 100%.

Research and Development Expenses

Research and development expenses comprised (in thousands):

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
Personnel costs	$4,832	$5,704	$(872)	(15%)
CRO, CMO, nonclinical and other services	3,288	5,528	(2,240)	(41%)
Acquired in-process research and development	2,193	—	2,193	*
Facility costs, travel and other	1,602	1,678	(76)	(5%)
Professional services	1,219	904	315	35%
Materials and supplies	230	821	(591)	(72%)
Total research and development expenses	$13,364	$14,635	$(1,271)	(9%)

* Percentage change is greater than 100%.

Research and development expenses were $13.4 million and $14.6 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease was primarily due to the completion of the extension phase of the GB-102 Phase 2b clinical trial in May 2021 and a decrease in personnel costs due to severance expense incurred in the first half of 2021, offset in part by a $2.2 million increase due to the acquisition of in-process research and development related to the acquisition of RainBio, Inc. in March 2022 and an increase in nonclinical expense related to the GB-401 program. Pending the outcome of our strategic review, we expect research and development expenses to decrease in 2022 compared to 2021.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (in thousands):

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
Personnel costs	$6,424	$5,358	$1,066	20%
Professional services	3,039	2,322	717	31%
Facility costs, travel and other	2,342	2,761	(419)	(15%)
Patent filing and portfolio costs	864	818	46	6%
Write-off of deposits on fixed assets purchase commitments	—	1,352	(1,352)	(100%)
Total general and administrative expenses	$12,669	$12,611	$58	0%

General and administrative expenses were $12.7 million and $12.6 million for the nine months ended September 30, 2022 and 2021, respectively. While general and administrative expenses remained essentially unchanged, the decrease in the write-off of deposits on fixed assets purchase commitments was largely offset by an increase in stock-based compensation and an increase in professional services, primarily legal and accounting.

Liquidity and Capital Resources

Overview

To date, we have incurred losses and negative cash flows from operations. As of September 30, 2022, we had available cash, cash equivalents and short-term investments of $43.6 million and an accumulated deficit of $197.4 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock and convertible promissory notes and the issuance of common stock upon our initial public offering, or IPO.

On June 28, 2022 we announced that we would conduct a comprehensive review of strategic alternatives focused on maximizing shareholder value. As part of our review we are exploring the potential for an acquisition, company sale, merger, divestiture of assets, private placement of equity securities, or other strategic transactions.

We incurred net losses of $9.8 million and $8.0 million for the three months ended September 30, 2022 and 2021, respectively, and $28.2 million and $27.1 million for the nine months ended September 30, 2022 and 2021, respectively. Based on our current operating plan, which is subject to change pursuant to our strategic review, we expect to continue to incur significant operational expenses and net losses in the upcoming 12 months and beyond. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our research and development studies and related expenditures, if any, the receipt of additional payments on the sale or licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter into.

Based on our current operating plan, which is subject to change pursuant to our strategic review, we believe our cash, cash equivalents and short-term investments of $43.6 million at September 30, 2022 are adequate to meet our cash needs for at least 12 months from the issuance date of this Quarterly Report on Form 10-Q.

Commitments and Other Obligations

For a detailed description of our commitments and obligations as of September 30, 2022, see Note 5 – Commitments and Contingencies, to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Leases

We have lease arrangements for certain facilities, including corporate and research and development facilities. As of September 30, 2022, we had fixed lease payment obligations of $0.3 million which are payable within 12 months.

License Agreements

We are party to an agreement pursuant to which we have in-licensed intellectual property rights. This agreement obligates us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of certain products. None of these events had occurred as of September 30, 2022, and no royalties were due from the sales of licensed products.

Other Commitments

Historically, we have entered into contracts in the normal course of business with CROs for clinical trials and CMOs for clinical supply manufacturing and with vendors for equipment, preclinical research studies, research supplies and other services and products for operating purposes. As of September 30, 2022, these commitments were approximately $1.7 million due within 3 to 6 months. These contracts generally provide for termination on notice of 60 to 90 days, and therefore we believe that our non-cancelable obligations under these agreements are not material.

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Funding Requirements

Any product candidates we may develop may never achieve commercialization, and we anticipate that we will continue to incur losses for the foreseeable future. Based on our current operating plan, which is subject to change pursuant to our strategic review, we expect that our research and development expenses, general and administrative expenses, and capital expenditures will decrease in the aggregate from historical levels. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings or other capital sources, including mergers, acquisitions, potential collaborations, licenses and other similar arrangements. Our primary uses of capital are, and, subject to our strategic review, we currently expect will continue to be, compensation and related expenses, third-party clinical research, manufacturing and development services, license payments or milestone obligations that may arise, laboratory and related supplies, clinical costs, manufacturing costs, legal and other regulatory expenses and general overhead costs.

Based on our current operating plan, which no longer includes the cost of Phase 3 clinical trials for any of our remaining product candidates and is subject to change pursuant to our strategic review, we believe our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements in excess of 12 months from the issuance date of these financial statements. We base this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We base the sufficiency of our existing cash, cash equivalents and short-term investments to fund our operations on the current period re-forecast of our projected cash burn rate following our decision to terminate all clinical development of our remaining product candidates. While we believe that our current cash, cash equivalents and short-term investments are adequate to meet our needs for the next 12 months from issuance, we will need to raise or otherwise access additional funds in order to further advance our research and development programs, operate our business and meet our obligations as they come due.

Subject to our strategic review, our current business plan will continue to require additional financing to advance our remaining product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. In addition to exploring an acquisition, company sale, merger, divestiture of assets, private placement of equity securities, or other strategic transactions, we will continue to seek funds through equity offerings, debt financings or other capital sources, potentially including collaborations, licenses and other similar arrangements. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Further, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development activities. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our remaining product candidates, we are unable to estimate the amounts of increased capital and operating expenditures associated with our current product development programs.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(17,806)	$(22,545)
Investing activities	14,698	(35)
Financing activities	(86)	614
Net decrease in cash and cash equivalents	$(3,194)	$(21,966)

Operating Activities

Cash used in operating activities of $17.8 million during the nine months ended September 30, 2022 was primarily attributable to our net loss of $28.2 million partially offset by non-cash stock-based compensation of $5.0 million, $2.2 million in acquired in-process research and development, $1.3 million in impairment of capital equipment, a decrease of $1.3 million in our working capital, $0.3 million in depreciation expense and $0.3 million in non-cash lease expense.

Cash used in operating activities of $22.5 million during the nine months ended September 30, 2021 was primarily attributable to our net loss of $27.1 million, partially offset by non-cash charges of $4.3 million principally with respect to stock-based compensation and an increase of $0.3 million in our working capital.

Investing Activities

Cash provided by investing activities of $14.7 million during the nine months ended September 30, 2022 consisted of $46.6 million cash provided upon maturity of short-term investments, partially offset by $29.7 million of purchases of short-term investments, $1.9 million paid during the period to acquire in-process research and development, and $0.3 million of purchases of property and equipment.

Cash used in investing activities of $35,000 during the nine months ended September 30, 2021 consisted of $72.6 million of purchases of investments and $0.5 million of purchases of property and equipment, partially offset by $73.1 million provided upon maturity of short-term investments.

Financing Activities

There were no material cash activities from financing activities during the nine months ended September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

The manufacture of our product development candidates requires outsourced, custom manufacturing and we may encounter difficulties in production, particularly with respect to formulation, process development or scaling up of our manufacturing capabilities. If we, or our contract manufacturing organizations, or CMOs encounter such difficulties, our ability to provide supply of our product candidates for preclinical studies, clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

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
•

Patents filed by our licensor, University of North Carolina at Chapel Hill, or UNC, may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.

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

•

On October 3, 2022, we provided written notification to Johns Hopkins University, or JHU, of our complete termination of our exclusive license agreement to all licensed patent rights owned by JHU that are relevant to our GB-102 and GB-401 programs.  The termination became effective 30 days from the date of notice.  In light of the termination, if we continue to develop our GB-102 or GB-401 programs, we may be required to seek a license from JHU for the previously terminated patent rights if the commercialization of GB-102 or GB-104 would infringe claims of patents previously licensed to us, and such license may not be available.

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

Since inception, we have incurred significant operating losses. Our net loss was $9.8 million and $8.0 million for the three months ended September 30, 2022 and 2021, respectively, and $28.2 million and $27.1 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $197.4 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and convertible promissory notes and the issuance of common stock upon our initial public offering, or IPO. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and general and administrative costs to support such efforts. Subject to our strategic review, we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. We expect to continue to incur substantial and increasing losses before we can consummate any strategic alternatives and continue exploration of certain pre-clinical research and development initiatives.

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

As of September 30, 2022, we had cash, cash equivalents and short-term investments of $50.7 million, which, based on our current operating plan, which is subject to change pursuant to our strategic review, we believe is sufficient to fund our operations beyond the next 12 months. Our future funding requirements will depend on many factors, including:

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

The future success of GB-501, an AAV gene therapeutic to treat corneal clouding caused by mucopolysaccharidosis type 1 (MPS1), depends on the successful development of this novel therapeutic approach. The regulatory requirements that govern any novel gene therapy product candidates we develop are not entirely clear and are subject to change. The clinical study requirements of the FDA and the criteria regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours may be more expensive and take longer than for other, better known or extensively studied product candidates. Further, as we are developing novel treatments for diseases in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA or comparable foreign regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. To date, only a limited number of gene therapy products have been approved in the United States and foreign countries, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States or other jurisdictions. Further, approvals by any ex-U.S. regulatory agency may not be indicative of what the FDA may require for approval, or vice versa.

Gene therapy is an emerging field of drug development that poses many scientific and other risks. Our lack of experience with gene therapy and the limited patient populations for our newly acquired gene therapy programs may limit our ability to be successful or may delay our development efforts.

Gene therapy is an emerging field of drug development with only a small number of gene replacement therapies having received FDA approval to date. GB-501 is our first gene therapy program, and it is based entirely on technology that we acquired in March 2022 through our purchase of RainBio, Inc., or RainBio. We did not acquire any employees or manufacturing assets from RainBio, only the intellectual property rights that RainBio had in-licensed as well as the preclinical data that they had generated. We did not acquire any raw materials or finished drug product. We will need to rely entirely on third-party providers for all aspects of process development, manufacturing, and analytical methods for GB-501. We have no prior experience with any of these specialty providers, so we may not be able to negotiate acceptable supply terms, including pricing or timing of delivery, if at all.

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

Regulatory requirements in the United States and abroad governing gene therapy products have changed frequently and may continue to change in the future. In addition to the FDA, the Institutional Biosafety Committee and institutional review boards, or IRBs, of each institution at which we conduct or will conduct our planned clinical trials, would need to review the proposed clinical trial to assess the safety of the trial. Within the FDA, the Office of Tissues and Advanced Therapies, or OTAT, within the Center for Biologics Evaluation and Research, or CBER, consolidates the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee advises CBER on its review. Adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates.

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

Moreover, if a computer security breach affects our systems or results in the unauthorized access, use or disclosure of personal information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media and/or affected individuals pursuant to various federal, state and international privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations and contracts that protect the privacy and security of personal information. As described below in “We are subject to stringent and changing privacy laws, regulations and standards as well as contractual obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business or prospects,” the California Consumer Privacy Act, or CCPA, provides a private right of action for security breaches, which could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences. The financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we may maintain, and there can be no assurance that the limitations of liability in any of our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above. Any of the foregoing could have a material adverse effect on our business, reputation, results of operations, financial condition and prospects.

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

We currently solely own or exclusively license patents and patent applications that encompass our current product candidates. We do not control the prosecution of the exclusively licensed patents and patent applications from the University of North Carolina at Chapel Hill, or UNC, which encompass our GB-501 product, although we have input into the prosecution. In the future, we may choose to license additional patents or patent applications from third parties that we conclude are useful or necessary for our business goals. We may not have the right to control the preparation, filing, prosecution or maintenance of such additional licensed patent applications. Therefore, if we do license additional patents or patent applications in the future, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

On October 3, 2022, we provided written notification to Johns Hopkins University, or JHU, of our complete termination of our exclusive license agreement to all licensed patent rights owned by JHU that are relevant to our GB-102 and GB-401 programs.  The termination became effective 30 days from the date of notice.  In light of the termination, if we continue to develop our GB-102 or GB-401 programs, we may be required to seek a license from JHU for the previously terminated patent rights if the commercialization of GB-102 or GB-104 would infringe claims of patents previously licensed to us, and such license may not be available.

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

Also, our pending patent applications may not issue, and we may not receive any additional patents. Our patents might not contain claims that are sufficiently broad to prevent others from utilizing our technologies. For instance, GB-102 uses our proprietary aggregating microparticle technologies to deliver sunitinib for ocular treatment. If a competitor develops a product that uses a different particle or non-particle technology to deliver sunitinib to the eye, it may be able to compete with us without infringing our owned or licensed patents, as the patents on sunitinib expired in August 2021. GB-401 includes our proprietary beta-adrenergic blocking agent prodrug molecule in our proprietary sustained release formulation technology. If a competitor develops a product that uses a different prodrug of the same beta-blocker, or the beta-blocker itself, or uses a delivery system that is different from our proprietary sustained release formulation technologies, then it may be able to compete with our GB-401 product without infringing our owned or licensed patent claims. Likewise, GB-501 is a recombinant AAV based construct encoding L-iduronidase for use in treating Mucopolysaccharidosis type 1(MPS1) corneal clouding. If a competitor develops a product that uses a non-AAV construct or delivery mechanism to deliver L-iduronidase to the cornea, then it may be able to compete with our GB-501 product without infringing our licensed patent claims. GB-601 includes our proprietary cyclic guanosine monophosphate analog for the treatment of retinitis pigmentosa (RP). If a competitor develops a cGMP analog not encompassed by our owned patent claims, then it may be able to compete with our GB-601 product without infringing. Consequently, our competitors may independently develop competing products that do not infringe our patents or other intellectual property. To the extent a competitor can develop similar products using a different delivery system, microparticle or molecule, our patents may not prevent them from directly competing with us.

Furthermore, as part of our comprehensive review of strategic future plans, the company is in the process of reducing its non-US patent filing footprint that covers our GB-102 and GB-401 programs, including by abandoning certain patents and patent applications in certain non-US jurisdictions.

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

In addition to heightened patentability requirements, recent Supreme Court and Federal Circuit cases relating to biosimilar product approval under the Biologics Price Competition and Innovation Act or BPCIA, have held that the “patent dance” provisions of the statute, which are intended to resolve any patent infringement issues before the approval of a biosimilar, are discretionary, and a biosimilar applicant can opt out by refusing to provide a copy of its application and manufacturing information to the biologic sponsor (see Sandoz Inc. v. Amgen Inc.,137 S. Ct. 1664 (2017)). It may be that we do not learn of a biosimilar application until after FDA publishes its approval (see Immunex v. Samsung Bioepsis, 2:19-cv-117555-CCC-MF (D.N.J. Apr. 30, 2019)). In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the United States federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents we might obtain in the future.

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

Patents filed by our licensor, University of North Carolina at Chapel Hill, may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and may limit our ability to contract with non-U.S. manufacturers.

Any patents licensed from UNC that cover inventions generated in whole or part through the use of U.S. government funding are subject to certain federal regulations. As a result, the U.S. government may have certain rights to licensed patents embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require UNC, and thus us, to grant exclusive, partially exclusive or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if UNC fails to disclose the invention to the government or fails to file an application to register the patents within specified time limits. Patents generated under a government-funded program are also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

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

On October 3, 2022, we provided written notification to Johns Hopkins University, or JHU, of our complete termination of our exclusive license agreement to all licensed patent rights owned by JHU that are relevant to our GB-102 and GB-401 programs.  The termination became effective 30 days from the date of notice.  In light of the termination, if we continue to develop our GB-102 or GB-401 programs, we may be required to seek a license from JHU for the previously terminated patent rights if the commercialization of GB-102 or GB-104 would infringe claims of patents previously licensed to us, and such license may not be available.

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

Our GB-501 product, if approved under a Biologics License Application, or BLA, may qualify under the provisions of the Biologics Price Competition and Innovation Act, or BPCIA. Under the BPCIA, innovator manufacturers of biologic products may be granted 12 years of exclusive use before biosimilar versions of such products can be licensed for marketing in the U.S. This means that the FDA may not approve an application for a biosimilar version of our GB-501 product until 12 years after the date our product is approved for sale (with a potential six-month extension of exclusivity if certain pediatric studies are conducted and the results accepted by the FDA), although a biosimilar application may be submitted four years after the date we receive approval from the FDA to sell our GB-501 product. Additionally, the BPCIA establishes procedures by which potentially relevant patents may be shared and litigation over patents may proceed in advance of approval. The BPCIA also provides incentives to biosimilar applicants by providing a period of exclusivity to the first biosimilar of a product approved by the FDA. The 12-year data exclusivity provision of the BPCIA does not prevent a competitor from seeking marketing approval of our GB-501 product, or a product similar thereto, by submitting its own, original BLA. Furthermore, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our GB-501 product to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for GB-501 in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. If a generic competitor seeks a biosimilar approval to our GB-501 product and engages in the “patent dance” provisions of the BPCIA, which are intended to resolve any patent infringement issues before the approval of a biosimilar, it may be at a very significant cost to us of attorneys’ fees and employee time and distraction over a long period. We may also determine it is necessary to settle the lawsuit in a manner that allows the generic company to enter our market prior to the expiration of our patent or otherwise in a manner that adversely affects the strength, validity, or enforceability of our patent.

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

Furthermore, as part of our comprehensive review of strategic future plans, the company is in the process of reducing its non-US patent filing footprint that covers our GB-102 and GB-401 programs, including by abandoning certain patents and patent applications in certain non-US jurisdictions.  To the extent a patent and/or patent application has been abandoned in a specific jurisdiction, we will be unable to assert such patent right against an alleged infringer if the alleged infringer practices those claims.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive and may take many years, especially if additional clinical trials are required, if approval is obtained at all. The FDA continually updates and refines its guidance to companies developing products that will require regulatory approval, which can also include material changes to established guidance that results in significant changes to the planned conduct, cost, and timing of clinical development programs. In March 2022, the FDA published new guidance on drug/device combination products, in direct response to an appellate decision in Genus Med. Techs., LLC v. FDA, 2021. Under this new guidance, GB-401 may be determined by the FDA to be a “drug-led” drug/device combination product. This change in classification may subject our injection devices to regulation as device components of combination products. There can be no guarantee that such guidance will remain materially unchanged, so the actual regulatory classification of GB-401 may change, which may result in unplanned delays or costs associated with adoption of changed regulatory requirements.

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

•	HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. The Medicare reductions phased back in starting with a 1% reduction in effect from April 1, 2022 to June 30, 2022 before increasing to the full 2% reduction. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. By way of example, in December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. On September 9, 2021, the Biden Administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The HHS plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which will, among other things, allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although this will only apply to high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics). The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. It is unclear to what extent new statutory, regulatory, and administrative initiatives will be enacted and implemented and to what extent these or any future legislation or regulations by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability.

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

Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, the General Data Protection Regulation, or GDPR, of the European Union, or EU, which became effective in May 2018, greatly increased the European Commission’s jurisdictional reach of its laws and adds a broad array of requirements for handling personal information, including, for example, requirements to establish a legal basis for processing, higher standards for obtaining consent from individuals to process their personal information, more robust disclosures to individuals and a strengthened individual data rights regime, requirements to implement safeguards to protect the security and confidentiality of personal information that requires the adoption of administrative, physical and technical safeguards, shortened timelines for data breach notifications to appropriate data protection authorities or data subjects, limitations on retention and secondary use of information, increased requirements pertaining to health data and additional requirements that we impose certain contractual obligations on third-party processors in connection with the processing of the personal information. EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal information, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal information. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal information relates, the transfer of personal information out of the European Economic Area, security breach notifications and the security and confidentiality of personal information. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater, and other administrative penalties. Additionally, the United Kingdom, or UK, implemented the Data Protection Act effective in May 2018 and statutorily amended in 2019, that substantially implements the GDPR and contains provisions, including UK-specific derogations, for how GDPR is applied in the UK. On May 1, 2021, the transition period of the Trade and Cooperation Agreement between the EU and the UK ended. Subsequently, the European Commission adopted a definitive adequacy decision addressing the transfers of personal data from the European Economic Area to the United Kingdom under the GDPR on June 28, 2021. As a result, we will have to continue to comply with the GDPR and also the Data Protection Act in the UK as well as the EU, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global turnover. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to our business operations may limit the use and adoption of our services, reduce overall demand for them. Changes in these legislations may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources for compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. We had a total of 21,562,523 shares of our common stock outstanding as of September 30, 2022. All shares of our common stock are freely tradable, generally without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.

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

Based on the beneficial ownership of our common stock as of September 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant percentage of our voting stock.

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

We will remain an EGC until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a “large accelerated filer,” which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior September 30, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

GRAYBUG VISION, INC.

Date: November 10, 2022	By:	/s/ Frederic Guerard
Frederic Guerard, Pharm.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Robert S. Breuil
Robert S. Breuil
Chief Financial Officer (Principal Accounting and Financial Officer)