Form 10-K/A
period 2022-12-31
CalciMedica, Inc.
filed 2023-04-04
CIK 1534133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K/A
(AMENDMENT NO.1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-39538

CalciMedica, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-2120079
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

505 Coast Boulevard South, Suite 307 La Jolla, California	92037
(Address of Principal Executive Offices)	(Zip Code)
(858)
952-5500
(Registrant’s Telephone Number, Includin
g Ar
ea Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	CALC	*

*	The registrant’s common stock began trading on the O T C Pink Marketplace on April 3, 2023 under the symbol “CALC.”
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.:

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
of the Securities Exchange Act of 1934).     Yes  ☐    No  ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates
of the Registrant computed by reference to the closing price of the Registrant’s common stock on June 30, 2022 was approximately $13.0 million. Shares of common stock held by each executive officer, director and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the Registrant’s common st
ock
outstanding as of March 3, 2023 was 21,997,030. This number does not give effect to the Reverse Stock Split (as defined herein).
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name: Ernst & Young LLP	Auditor Location: San Mateo, California	PCAOB ID: 42

ii

EXPLANATORY NOTE
On March 20, 2023, the Delaware corporation formerly known as “Graybug Vision, Inc.” completed its previously announced merger transaction in accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated as of November 21, 2022, as amended on February 10, 2023 (the “Merger Agreement”), by and among Graybug Vision, Inc. (“Graybug”), Camaro Merger Sub, Inc., a wholly owned subsidiary of Graybug (“Merger Sub”), and CalciMedica, Inc. (“CalciMedica”), pursuant to which Merger Sub merged with and into CalciMedica, with CalciMedica surviving the merger as a wholly owned subsidiary of Graybug (the “Merger”). Additionally, on March 20, 2023, the Company changed its name from “Graybug Vision, Inc.” to “CalciMedica, Inc.” (the “Company”).
This Amendment No. 1 on Form
10-K/A
(this “Amendment”) amends the Annual Report on Form
10-K
of CalciMedica, Inc. (f/k/a Graybug Vision, Inc.) for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2023 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications by our principal executive and principal financial officers. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to (i) Graybug Vision, Inc., for periods prior to the effectiveness of the Merger and (ii) CalciMedica, Inc. for periods following the effectiveness of the Merger. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.
On March 17, 2023, in connecti
on wi
th the transactions contemplated by the Merger Agreement, we filed an Amended and Restated Certificate of Incorporation effecting a reverse stock split of our common stock at a ratio of 14:1 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the number of issued and outstanding shares of our common stock immediately prior to the Reverse Stock Split was reduced into a smaller number of shares, such that every 14 shares of our common stock held by a stockholder immediately prior to the Reverse Stock Split were combined and reclassified into one share of common stock after the Reverse Stock Split. The information in this Amendment as of and for the periods prior to the effective date of the Merger does not give effect to the Reverse Stock Split.
All statements in this Amendment that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” “opportunity,” “goals,” or “should,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. These forward-looking statements are or will be, as applicable, based largely on our expectations and projections about future events and future trends affecting our business, and so are or will be, as applicable, subject to risks and uncertainties including but not limited to the risk factors discussed in the Original Filing, that could cause actual results to differ materially from those anticipated in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements. Our views and the events, conditions and circumstances on which these future forward-looking statements are based, may change.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Our Board of Directors (“Board of Directors” or “Board”) currently consists of seven directors. Class III directors have a term expiring in 2023, Class I directors have a term expiring in 2024 and Class II directors have a term expiring in 2025. Pursuant to the terms of the Merger Agreement, each of (i) Dr. Leheny, Mr. Roberts, Mr. Wilson, Mr. Middleton and Mr. Shaw were appointed to our Board of Directors as designees of CalciMedica and (ii) Mr. Bjerkholt and Dr. Guerard remained on our Board of Directors as designees of Graybug.

The brief biographies below include information, as of the date of this Amendment, regarding the specific and particular experience, qualifications, attributes or skills of each director.

Name	Age	Position Held With the Company
Robert N. Wilson(2)(3)	82	Chair of the Board and Class III Director

A. Rachel Leheny, Ph.D.	59	Chief Executive Officer and Class II Director

Eric W. Roberts	59	Chief Business Officer and Class II Director

Eric Bjerkholt(1)	63	Class I Director

Frederic Guerard, Pharm.D.	50	Class II Director

Fred Middleton(1)(2)	73	Class I Director

Allan Shaw(1)(2)(3)	59	Class III Director

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee
(3)	Member of our Nominating and Corporate Governance Committee

Robert N. Wilson has served as a member of CalciMedica’s board of directors since November 2020. Mr. Wilson served as chairman of the board of directors of Mevion Medical Systems, Inc. from 2005 to 2016. Mr. Wilson was also a member of the board of directors of Hess Corporation from 1991 to 2015, and a member of the board of directors of Charles Schwab Corporation from 2003 to 2020, as well as a director of other private companies. Mr. Wilson was chairman of Caxton Health Holdings from 2004 to 2007. He was also vice chairman of the board of directors of Johnson & Johnson from 1989 until 2003. Mr. Wilson holds a B.A. from Georgetown College and an Executive Management degree from Columbia University. The Company’s board of directors believes that Mr. Wilson’s knowledge and extensive experience in the pharmaceutical industry, his managerial, marketing, financial and international experience, and his significant experience as a director for other publicly traded companies qualify him to serve on the combined Company’s board of directors.

A. Rachel Leheny, Ph.D. has served as CalciMedica’s Chief Executive Officer and a member of its board of directors since September 2019. Dr. Leheny is CalciMedica’s former chairperson of the board. Dr. Leheny has been a founding managing director of Valence Life Sciences since 2012. Dr. Leheny serves on the board of directors of Dalcor Pharmaceuticals and previously served on the boards of directors of Anthera Pharmaceuticals, Inc. and Corthera, Inc. Additionally, from June 2006 to March 2014, Dr. Leheny served as a founding managing director of Caxton Advantage Venture Partners. From April 2000 to June 2002, she was head of the biotechnology research team at Lehman Brothers. From April 1998 to April 2000, Dr. Leheny headed the biotechnology research team at UBS Warburg and, before that, from April 1993 to April 1998, she worked at Hambrecht & Quist, as managing director and senior biotechnology analyst. In 2007, Dr. Leheny became a founding board member of the Clearity Foundation and served as interim chief operating officer of Clearity from March 2015 to February 2017. Dr. Leheny holds an A.B. in Chemistry from Harvard University and a Ph.D. in Chemistry from Columbia University. She did post-doctoral work at the University of California at Berkeley, where she was a National Institutes of Health fellow and lecturer. The Company’s board of directors believes that Dr. Leheny’s extensive experience in the life sciences industry as a scientist, a research analyst at several investment banks, and as a venture capital investor, qualify her to serve on the combined Company’s board of directors.

Eric W. Roberts has served as CalciMedica’s Chief Business Officer and a member of its board of directors since May 2020 and is vice chairman. Mr. Roberts has been a founding managing director of Valence Life Sciences since 2012. Mr. Roberts is also a founding member of Valence Investments SPV IV, Valence Investments SPV V and Valence Investments SPV VI. Additionally, from June 2006 to December 2019, Mr. Roberts served as a founding managing director of Caxton Advantage Venture Partners. From 2015 to October 2019, Mr. Roberts served on the board of directors of VIVUS, Inc., a former publicly traded biopharmaceutical company. Mr. Roberts previously served as a member of the board of directors of Invuity, Inc. from June 2012 until its sale to Stryker Corporation in October 2018 and as a member of the board of directors of Gemin X Pharmaceuticals, Inc. from July 2008 until its sale to Cephalon, Inc. (now Teva Pharmaceutical Industries Ltd.) in March 2012. From 1986 to 2004, Mr. Roberts served in a variety of roles as an investment banker, including as co-head of the healthcare investment banking group at Lehman Brothers from April 2000 to January 2004, managing director and partner at Dillon, Read & Co. Inc. from April 1989 to April 2000 and a member of Citicorp’s mergers and venture capital groups from June 1986 to April 1989. Mr. Roberts holds a B.S. in Economics from The Wharton School of the University of Pennsylvania. The Company’s board of directors believes that Mr. Roberts’s extensive experience in investment banking at several investment banks and experience as a venture capital investor as well as experience on a public and private company boards qualifies him to serve on the combined Company’s board of directors.

Eric Bjerkholt has served as a member of Graybug’s board of directors since September 2020. Since November 2020, Mr. Bjerkholt has been the Chief Financial Officer of Chinook Therapeutics, Inc., a biotechnology company developing treatments for kidney diseases. From April 2017 to November 2020, Mr. Bjerkholt served as the Chief Financial Officer of Aimmune Therapeutics, Inc., a biotechnology company developing treatments for food allergies. From 2004 until April 2017, Mr. Bjerkholt held various roles at Sunesis Pharmaceuticals, Inc., a biopharmaceutical company developing oncology therapeutics, including as Executive Vice President, Corporate Development and Finance and Chief Financial Officer. From 2002 to 2004, he was Senior Vice President and Chief Financial Officer at IntraBiotics Pharmaceuticals, Inc., a biopharmaceutical company that was acquired by Ardea Biosciences, Inc. in 2006. Mr. Bjerkholt was a co-founder of LifeSpring Nutrition, Inc., a nutraceutical company, and from 1999 to 2002 served at various times as its Chief Executive Officer, President, and Chief Financial Officer. From 1990 to 1997, he also served as a vice president in the healthcare banking group at J.P. Morgan & Co. Incorporated, an international banking firm. He has served on the boards of directors of several publicly traded companies, including as a member of the board of directors and chair of the audit committee of Corium, Inc. until its acquisition by Gurnet Point Capital in November 2018, and as a member of the board of directors and as chair of the audit committee of StemCells, a biotechnology company, until its November 2016 acquisition by Microbot Medical Ltd. He currently is a member of the board of directors of Cerus Corporation, a biotechnology company. He holds a Cand. Oecon degree in Economics from the University of Oslo and an M.B.A. from Harvard Business School. The Company’s board of directors believes that Mr. Bjerkholt’s financial experience and expertise and industry knowledge provide him with the qualifications and skills to serve on the combined Company’s board of directors.

Frederic Guerard, Pharm.D. has served as the President and Chief Executive Officer of Graybug and as a member of Graybug’s board of directors, since February 2019. From 1999 to February 2019, Dr. Guerard held key leadership roles at Novartis AG, a multinational pharmaceutical company, including Worldwide Business Franchise Head of Ophthalmology from April 2016 to February 2019, Global Franchise Head of Pharmaceuticals at Alcon Laboratories, a Novartis company, from May 2015 to April 2016, Managing Director of the United Kingdom and Ireland from July 2012 to April 2015, and Country President and Managing Director of Australia and New Zealand from April 2009 to July 2012, among others. He has been a Non-Executive Director at Lenz Therapeutics since September 2021. Dr. Guerard holds a Pharm.D. and a Master of Biological and Medical Sciences from the University of Rouen, France and a Master of Marketing from HEC Paris. The Company’s board of directors believes that Dr. Guerard is qualified to serve on the Company’s board of directors because of his extensive experience serving in leadership positions in biotechnology companies, as well as the operational expertise and continuity that he brings to the combined Company’s board of directors.

Fred Middleton has served as a member of CalciMedica’s board of directors since May 2020. Since 1987, Mr. Middleton has served as a Managing Director of Sanderling Ventures (Sanderling), where he has worked for over 30 years as an investor, management team member and board member in over 20 new biomedical ventures built in Sanderling’s venture investment portfolios. Mr. Middleton currently serves as a board member of Chimerix, Inc., a publicly traded company. He also serves on the boards of directors of Asteres Inc. and Theravida, Inc., both of which are privately held companies, and served on the board of directors of Viacyte, Inc., which was recently acquired by Vertex Pharmaceuticals. He served as chief financial officer and a member of the board of directors of

Regeneron Pharmaceuticals, Inc. from 1991 through 2001. Earlier in his career, from 1978 through 1984, Mr. Middleton served as the third original member of the Genentech management team as its chief financial officer. Mr. Middleton holds a B.S. in Chemistry from the Massachusetts Institute of Technology and an M.B.A. from Harvard Business School. The Company’s board of directors believes that Mr. Middleton’s expertise and extensive experience in the pharmaceutical industry qualifies him to serve on the combined Company’s board of directors.

Allan Shaw has served as a member of CalciMedica’s board of directors since October 2021. Since September 2017, Mr. Shaw has served as a special advisor and consulting chief financial officer to biopharmaceutical companies. From January 2016 to February 2017, Mr. Shaw served as chief financial officer and treasurer of Syndax Pharmaceuticals, Inc., a publicly traded clinical stage biopharmaceutical company. Mr. Shaw also previously served as chief financial officer of various companies including NewLead Holdings Ltd. from October 2009 to July 2011, Serono S.A. from November 2002 to May 2004, and Viatel, Inc. from November 1994 to June 2002. Mr. Shaw previously served as managing director of Alvarez & Marsal LLC from December 2011 to March 2015 and as founder and senior managing director at Shaw Strategic Capital LLC from 2005 to 2009. Mr. Shaw has served as the chief financial officer of Portage Biotech Inc., a publicly traded biotechnology company, since May 2020. Mr. Shaw served as a member of the board of directors of Blue Water Vaccines, Inc. from January 2020 to August 2022. From January 2016 to February 2017, he served as chief financial officer of Syndax Pharmaceuticals, Inc., a publicly traded biopharmaceutical company, from September 2015 to October 2019, he was a member of the board of directors of VIVUS, Inc., a former publicly traded biopharmaceutical company, and, from October 2013 to June 2016, he was a member of the board of directors of Akari Therapeutics, Plc. (formerly Celsus Therapeutics, plc), a publicly traded biopharmaceutical company. Mr. Shaw was also a director of various other private companies. Mr. Shaw holds a B.S. in Applied Science and Accounting from the State University of New York (Oswego College) and is a certified public accountant in the State of New York. The Company’s board of directors believes that Mr. Shaw’s extensive leadership experience and diverse industry background qualifies him to serve on the combined Company’s board of directors.

EXECUTIVE OFFICERS

The following table sets forth our current executive officers, their ages and the positions held by each such person with the Company:

Name	Age	Position Held With the Company
A. Rachel Leheny, Ph.D.	59	Chief Executive Officer and Class II Director

Michael J. Dunn, MBA	67	President and Chief Operating Officer

Daniel Geffken, MBA	66	Interim Chief Financial Officer

Sudarshan Hebbar, M.D.	58	Chief Medical Officer

Eric W. Roberts	59	Chief Business Officer and Class II Director

Kenneth A. Stauderman, Ph.D.	70	Chief Scientific Officer

Dr. Leheny’s biographical information is set forth above.

Michael J. Dunn, MBA joined CalciMedica in 2013 as Senior Vice President, Corporate Development, has served as President and Chief Operating Officer since 2014 and served as a member of CalciMedica’s board of directors from 2014 to May 2020. Mr. Dunn serves on the board of directors of Arisan Therapeutics and previously served on the board of directors of Aegea Biotechnologies from 2012 to 2017. From 2010 to 2013, Mr. Dunn was senior vice president, corporate development at Biocept, Inc. Prior to that, he served as vice president and chief business officer of Monogram Biosciences, Inc., which was acquired by Laboratory Corporation of America Holdings (d/b/a LabCorp) in 2009. From April 2003 to December 2004, Mr. Dunn was chief business officer for ACLARA BioSciences, Inc., through its merger with ViroLogic, Inc.; the combined entity subsequently changed its name to Monogram Biosciences, Inc. From March 2002 to April 2003, Mr. Dunn served as executive vice president of business development for ActivX Biosciences, Inc., a biotechnology company, and helped engineer a partnership with Kyorin Pharmaceuticals, Co. Ltd. of Japan, which acquired ActivX Biosciences, Inc. the following year. From July 1998 to March 2002, Mr. Dunn was vice president of business development for Aurora Biosciences Corporation, a biotechnology tools company, through its acquisition by Vertex Pharmaceuticals. From 1995 to 1998, Mr. Dunn was vice president of business development for SIBIA Neurosciences, Inc., a publicly traded company, and, from 1984 to 1994, was director of business development at the predecessor company, SIBIA, Inc. Mr. Dunn holds an M.B.A. from the University of San Diego and a bachelor’s degree in Biology from the University of Chicago.

Daniel Geffken, MBA has served as CalciMedica’s interim Chief Financial Officer since October 2020. Since August 2010, Mr. Geffken has served as a founder and managing director at Danforth Advisors, LLC (Danforth), where he has served as a consultant to life science and biotechnology companies. Mr. Geffken has served through Danforth as interim Chief Financial Officer of Eloxx Pharmaceuticals, Inc., a publicly traded company, since April 2021. He has served as interim Chief Financial Officer through Danforth and as a member of the board of directors of Elicio Therapeutics Inc. since April 2014. Mr. Geffken, through Danforth, previously served as interim chief financial officer of various companies including Atea Pharmaceuticals, Inc. from July 2019 to September 2020, Lysosomal Technologies, Inc. from July 2013 to July 2020, Promedior, Inc. from May 2012 to March 2020, and Stealth BioTherapeutics Corp from November 2016 to May 2019. Mr. Geffken, through Danforth, previously served as senior financial advisor of various companies including Graybug Vision, Inc. from September 2019 to October 2020, Cabaletta Bio, Inc. from April 2018 to December 2019, Kallyope, Inc. from September 2015 to December 2019, Lyra Therapeutics, Inc. from November 2015 to April 2019, and ImmunsanT, Inc. from October 2018 to March 2019. Since 2019, Mr. Geffken has been a member of the board of directors of Windtree Therapeutics, Inc., a publicly traded biopharmaceutical company, and, from May 2013 to October 2017, he was a member of the board of directors of Alcobra Ltd., a publicly traded biotechnology company that merged with Arcturus Therapeutics, Inc. From November 2017 until May 2018, Mr. Geffken served on the board of directors of Arcturus Therapeutics Ltd., a publicly traded biopharmaceutical company. Mr. Geffken holds a B.S. in Economics from The Wharton School of the University of Pennsylvania and a M.B.A. from Harvard Business School.

Sudarshan Hebbar, M.D. has served as CalciMedica’s Chief Medical Officer since April 2017 and previously served as senior Vice President of Clinical Development, from November 2015 to April 2017. From January 2015 to October 2015, Dr. Hebbar was a consultant for Mallinckrodt Pharmaceuticals, where he served as the clinical development lead for a global multicenter Phase 4 trial. From July 2013 to June 2014, he was the vice president of nephrology at Thrasos Innovation. From July 2013 to October 2013, Dr. Hebbar served as medical vice president and a member of the U.S. board of directors at Oncimmune Holdings plc, an immunodiagnostics company. Before joining Oncimmune, Dr. Hebbar served as a medical director at Reata Pharmaceuticals, Inc., a publicly traded biopharmaceutical company. Dr. Hebbar began his industry career at Abbott Laboratories, where he served as a senior medical director. Prior to joining Abbott Laboratories, Dr. Hebbar was a medical director at Dialysis Clinics Incorporated and a partner at Kidney Associates of Kansas City. Dr. Hebbar holds a B.A. in Natural Sciences from The Johns Hopkins University and an M.D. from Tulane University School of Medicine. He completed a residency in Internal Medicine and a fellowship in Critical Care Medicine, both at Hennepin County Medical Center, a fellowship in Nephrology at the University of Chicago and a fellowship in Clinical Medical Ethics at The Maclean Center for Clinical Medical Ethics at the University of Chicago.

Mr. Roberts’s biographical information is set forth above.

Kenneth A. Stauderman, Ph.D. is one of CalciMedica’s co-founders and has served as Chief Scientific Officer since April 2017, and previously served as Senior Vice President of Research and Development, from August 2014 to April 2017, and as Vice President of Research, from April 2007 to August 2014. From 2000 to 2007, Dr. Stauderman was executive director of biology and lead discovery at TorreyPines Therapeutics (f/k/a Neurogenetics, Inc.). Prior to TorreyPines Therapeutics, Dr. Stauderman was director of molecular and cell biology at SIBIA Neurosciences, Inc. (which later became Merck Research Laboratories, San Diego) from 1994 to 2000, and senior scientist at Marion Merrell Dow Pharmaceuticals from 1986 to 1994. Dr. Stauderman holds a B.A. in Psychology from the University of Virginia and a Ph.D. in Pharmacology from the University of Texas Health Science Center at San Antonio.

Family Relationships

There are no family relationships among any of the Company’s directors and executive officers. Except as described above, there are no arrangements or understandings with another person under which the Company’s directors and executive officers were or are to be selected as a director or executive officer. Additionally, no director or executive officer of the Company is involved in legal proceedings which require disclosure under Item 401 of Regulation S-K.

CORPORATE GOVERNANCE

Corporate Governance Guidelines

Our Board of Directors has adopted Corporate Governance Guidelines that set forth expectations for directors, director independence standards, Board committee structure and functions, and other policies for the governance of the company. Our Corporate Governance Guidelines are available without charge on the Investors and Media section of our website at https://ir.calcimedica.com. The information on our website is not incorporated by reference into this Amendment.

Board Composition and Leadership Structure

The positions of Chief Executive Officer and Chair of our Board of Directors are held by two different individuals, A. Rachel Leheny, Ph.D. and Robert N. Wilson. This structure allows our Chief Executive Officer to focus on our day-to-day business while our Chair leads our Board of Directors in its fundamental role of providing advice to and independent oversight of management. Our Board of Directors believes such separation is appropriate, as it enhances the accountability of the Chief Executive Officer to the Board of Directors and strengthens the independence of the Board of Directors from management.

Board’s Role in Risk Oversight

Our Board of Directors believes that open communication between management and the Board of Directors is essential for effective risk management and oversight. Our Board of Directors meets with our Chief Executive Officer and other members of the senior management team at quarterly Board of Director meetings, where, among other topics, they discuss strategy and risks in the context of reports from the management team and evaluate the risks inherent in significant transactions. While our Board of Directors is ultimately responsible for risk oversight, our Board committees assist the Board of Directors in fulfilling its oversight responsibilities in certain areas of risk. The Audit Committee assists our Board of Directors in fulfilling its oversight responsibilities with respect to risk management in the areas of internal control over financial reporting and disclosure controls and procedures. The Compensation Committee assists our Board of Directors in assessing risks created by the incentives inherent in our compensation policies. The Nominating and Corporate Governance Committee assists our Board of Directors in fulfilling its oversight responsibilities with respect to the management of corporate, legal and regulatory risk, including oversight of cybersecurity and privacy policies.

Diversity and Inclusion

In appointing and nominating directors, our Board of Directors considers criteria such as independence, integrity, diversity (including with respect to race, ethnicity, gender and sexuality), geography, financial skills and other expertise, breadth of experience, knowledge about our business and industry, willingness and ability to devote adequate time and effort to our Board of Directors, ability to contribute to our Board of Directors’ overall effectiveness, and the needs of our Board of Directors and its committees. While we have not adopted a specific policy regarding Board diversity, we value diversity on a company-wide basis.

Committees of Our Board of Directors

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each of which has the composition and responsibilities described below. Members serve on these committees until their resignation or until otherwise determined by our Board of Directors. Each of these committees has a written charter, copies of which are available without charge on the Investors and Media section of our website at https://ir.calcimedica.com. The information on our website is not incorporated by reference into this Amendment.

Audit Committee

Our Audit Committee is composed of Eric Bjerkholt, Allan Shaw and Fred Middleton. Mr. Bjerkholt is the Chair of our Audit Committee. The composition of our Audit Committee meets the requirements for independence under the current Nasdaq Stock Market and SEC rules and regulations. Each member of our Audit Committee is financially literate. In addition, our Board of Directors has determined that Mr. Bjerkholt is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. Our Audit Committee is directly responsible for, among other things:

•	the Company’s accounting and financial reporting processes, including its audits and the integrity of the Company’s financial statements;

•	compliance by the Company with legal and regulatory requirements;

•	the qualifications, independence and performance of the Company’s independent auditors; and

•	the committee report as required by the rules of the SEC to be included in the Company’s annual proxy statement.

Compensation Committee

Our Compensation Committee is composed of Allan Shaw, Robert Wilson and Fred Middleton. Mr. Shaw is the Chair of our Compensation Committee. The composition of our Compensation Committee meets the requirements for independence under the current Nasdaq Stock Market and SEC rules and regulations. Our Compensation Committee is responsible for, among other things:

•	evaluating, recommending, approving and reviewing executive officer and director compensation arrangements, plans, policies and programs maintained by the Company;

•	administering the Company’s cash-based and equity-based compensation plans; and

•	making recommendations to our Board of Directors regarding any other Board of Directors responsibilities relating to executive compensation.

The Compensation Committee has the sole authority and responsibility, subject to any approval by our Board of Directors which the Compensation Committee or legal counsel determines to be desirable or required by applicable law or the Nasdaq rules, to determine all aspects of executive compensation packages for the Chief Executive Officer and other executive officers. The Compensation Committee also makes recommendations to our Board of Directors regarding the form and amount of compensation of non-employee directors. The Compensation Committee may take into account the recommendations of the Chief Executive Officer with respect to compensation of the other executive officers, and the recommendations of our Board of Directors or any member of our Board of Directors with respect to compensation of the Chief Executive Officer and other executive officers.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is composed of Robert N. Wilson and Allan Shaw. Mr. Wilson is the Chair of our Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee is responsible for, among other things:

•	identifying, considering, recruiting and recommending candidates for membership on our Board of Directors;

•	overseeing an annual evaluation of our Board of Directors and of each committee of our Board of Directors; and

•	advising our Board of Directors on other corporate governance matters.

Code of Conduct and Ethics

Our Board of Directors has adopted a code of conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. We intend to disclose future amendments to certain provisions of our code of conduct and ethics, or waivers of these provisions, on our website or in public filings. The full text of our code of conduct and ethics is posted on the Investors and Media section of our website at https://ir.calcimedica.com. The information on our website is not incorporated by reference into this Amendment.

Anti-hedging

We have adopted an Insider Trading Policy that applies to all of our employees, officers and directors, including our Chief Executive Officer and other executive officers, which prohibits such individuals from purchasing financial instruments, or otherwise engaging in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in market value of our common stock, such as prepaid variable forward contracts, equity swaps, collars, forward sale contracts and exchange funds.

Compensation Committee Interlocks and Insider Participation

During 2022, Eric Bjerkholt and Christina Ackermann served on our Compensation Committee. None of our current executive officers has served as a member of the Board of Directors, or as a member of the Compensation or similar committee, of any entity that has one or more executive officers who served on our Board of Directors or Compensation Committee during the fiscal year ended December 31, 2022.

Board and Committee Meetings and Attendance

The Board of Directors and its committees meet regularly throughout the year and also hold special meetings and act by written consent from time to time. During 2022, the Board of Directors held 11 meetings including telephonic meetings; the Audit Committee held four meetings; the Compensation Committee held four meetings; and the Nominating and Corporate Governance Committee held four meetings. During 2022, none of the directors then serving attended fewer than 75% of the aggregate of the total number of meetings held by the Board of Directors during his or her tenure and the total number of meetings held by all committees of the Board of Directors on which such director served during his or her tenure. The independent members of the Board of Directors also meet separately without the management director on a regular basis to discuss such matters as the independent directors consider appropriate.

Board Attendance at Annual Stockholders’ Meeting

We invite and encourage each member of our Board of Directors to attend our annual meetings of stockholders. We do not have a formal policy regarding attendance of our annual meetings of stockholders by the members of our Board of Directors. All then-serving members of our Board of Directors attended our 2022 annual meeting of stockholders in their capacity as members of our Board of Directors, with Dr. Guerard and Ms. Eastland attending in person, and Mr. Bjerkholt, Dr. Shaffer, Mr. Sauer, and Ms. Ackermann attending via teleconference.

Communication with Directors

Stockholders and interested parties who wish to communicate with our Board of Directors, non-management members of our Board of Directors as a group, a committee of the Board of Directors or a specific member of our Board of Directors (including our Chairperson) may do so by letters addressed to:

CalciMedica, Inc.

c/o Corporate Secretary

505 Coast Boulevard South, Suite 307

La Jolla, CA 92037

All communications by letter addressed to the attention of our Corporate Secretary will be reviewed by the Corporate Secretary and provided to the members of the Board of Directors unless such communications are unsolicited items, sales materials and other routine items and items unrelated to the duties and responsibilities of the Board of Directors.

Considerations in Evaluating Director Nominees

The Nominating and Corporate Governance Committee is responsible for identifying, considering and recommending candidates to the Board of Directors for Board membership. A variety of methods are used to identify and evaluate director nominees, with the goal of maintaining and further developing a diverse, experienced and highly qualified Board of Directors. Candidates may come to our attention through current members of our Board of Directors, professional search firms, stockholders or other persons.

The Nominating and Corporate Governance Committee will recommend to the Board of Directors for selection all nominees to be proposed by the Board of Directors for election by the stockholders, including approval or recommendation of a slate of director nominees to be proposed by the Board of Directors for election at each annual meeting of stockholders, and will recommend all director nominees to be appointed by the Board of Directors to fill interim director vacancies.

Our Board of Directors encourages selection of directors who will contribute to the Company’s overall corporate goals. The Nominating and Corporate Governance Committee may from time to time review and recommend to the Board of Directors the desired qualifications, expertise and characteristics of directors, including such factors as business experience, diversity and personal skills in life sciences and biotechnology, finance, marketing, financial reporting and other areas that are expected to contribute to an effective Board of Directors.

Exceptional candidates who do not meet all of these criteria may still be considered. In evaluating potential candidates for the Board of Directors, the Nominating and Corporate Governance Committee considers these factors in the light of the specific needs of the Board of Directors at that time.

In addition, under our Corporate Governance Guidelines, a director is expected to spend the time and effort necessary to properly discharge such director’s responsibilities. Accordingly, a director is expected to regularly attend meetings of the Board of Directors and committees on which such director sits, and to review prior to meetings material distributed in advance for such meetings. Thus, the number of other public company boards and other boards (or comparable governing bodies) on which a prospective nominee is a member, as well as his or her other professional responsibilities, will be considered. Also, under our Corporate Governance Guidelines, there are no limits on the number of three-year terms that may be served by a director. However, in connection with evaluating recommendations for nomination for reelection, the Nominating and Corporate Governance Committee considers director tenure. We value diversity on a company-wide basis but have not adopted a specific policy regarding Board diversity.

Stockholder Recommendations for Nominations to the Board of Directors

The Nominating and Corporate Governance Committee will consider properly submitted stockholder recommendations for candidates for our Board of Directors who meet the minimum qualifications described above. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum qualifications set forth above, based on whether or not the candidate was recommended by a stockholder. A stockholder of record can nominate a candidate for election to the Board of Directors by complying with the procedures in Article I, Section 1.12 of our bylaws. Any eligible stockholder who wishes to submit a nomination should review the requirements in the bylaws on nominations by stockholders. Any nomination should be sent in writing to our Corporate Secretary, CalciMedica, Inc., 505 Coast Boulevard South, Suite 307, La Jolla, CA 92037. Submissions must include the full name of the proposed nominee, complete biographical information, a description of the proposed nominee’s qualifications as a director, other information specified in our bylaws, and a representation that the nominating stockholder is a beneficial owner or stockholder of record of our stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. These candidates are evaluated at meetings of the Nominating and Corporate Governance Committee and may be considered at any point during the year. If any materials are provided to the Corporate Secretary by a stockholder in connection with the recommendation of a director candidate, such materials are to be forwarded to the Nominating and Corporate Governance Committee.

Item 11. Executive Compensation

The information in this section does not give effect to the Reverse Stock Split.

EXECUTIVE COMPENSATION

The following tables and accompanying narrative disclosure set forth information about the compensation provided to certain of our executive officers during the years ended December 31, 2022 and 2021. These executive officers, who include our principal executive officer and the two most highly compensated executive officers (other than our principal executive officer) who were serving as executive officers at the end of the fiscal year ended December 31, 2022, were:

•	Frederic Guerard, President, Chief Executive Officer, and Secretary;

•	Robert S. Breuil, Chief Financial Officer and Treasurer; and

•	Parisa Zamiri, M.D., Ph.D., Chief Medical Officer.

We refer to these individuals as our “named executive officers.”

Summary Compensation Table

The following table presents summary information regarding the total compensation for services rendered in all capacities that was earned by our named executive officers during the years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Stock Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Frederic Guerard(3) Chief Executive Officer	2022	589,950	—	161,047	1,334,737	113,565	1,903	(2)	2,201,203
	2021	570,000	—	1,795,935	1,678,500	360,525	500	(2)	4,405,460
Robert Breuil(4) Chief Financial Officer	2022	419,354	—	60,464	556,231	58,710	2,201	(2)	1,096,959
	2021	405,173	—	631,298	593,070	171,793	500	(2)	1,801,834
Parisa Zamiri(5) Chief Medical Officer	2022	444,847	—	60,464	556,231	62,279	2,048	(2)	1,125,868
	2021	429,804	—	595,924	559,500	231,804	500	(2)	1,817,535

(1)

The amounts reported in this column represent the aggregate grant-date fair value of the awards granted under our 2020 Equity Incentive Plan (for awards granted on or following our initial public officering on September 24, 2020) or our 2015 Stock Incentive Plan (for awards granted prior to such initial public officering) to our named executive officers as computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the awards reported in this table are set forth in Note 7 to our financial statements included in our Original Filing. Note that the amounts reported in this column reflect the aggregate accounting cost for these awards, and do not necessarily correspond to the actual economic value that may be received by the named executive officers from the awards.

(2)	The amounts reported is a cellphone allowance.
(3)	Dr. Guerard’s employment was terminated effective as of the effective time of the Merger.
(4)	Mr. Breuil’s employment was terminated effective as of the effective time of the Merger.
(5)	Dr. Zamiri’s employment was terminated on February 28, 2023, in advance of the closing of the Merger.
(6)

Reflects performance-based cash bonuses awarded to our named executive officers. See below in the narrative section describing the Non-Equity Incentive Plan Compensation for a description of the material terms pursuant to which this compensation was awarded for 2022.

Non-Equity Incentive Plan Compensation

Our named executive officers are each eligible to receive an annual bonus based on individual and company performance. In 2022, Dr. Guerard was eligible to earn an annual target performance bonus equal to 55% of his 2022 base salary based on the achievement of individual and corporate objectives, and Mr. Breuil and Dr. Zamiri were eligible to earn an annual target performance bonus equal to 40% of each executive’s 2022 base salary based on the achievement of individual and corporate objectives. Payment of 2022 annual bonuses was based in part on us achieving certain operational goals in support of the planned merger with CalciMedica. In January 2023, our Compensation Committee determined that each executive was entitled to 35% of his or her 2022 target bonus, based on a partial achievement of the corporate objectives in 2022.

Equity Incentive Plan Compensation

From time to time, we grant equity awards in the form of stock options and restricted stock units to our named executive officers, which are generally subject to vesting based on each named executive officer’s continued service with us. Each of our named executive officers currently holds outstanding options to purchase shares of our common stock and/or restricted stock unit awards that were granted under our equity incentive plans, as set forth in the table below titled “—2022 Outstanding Equity Awards at Fiscal Year-End Table.”

2022 Outstanding Equity Awards at Fiscal Year-End Table

The following table presents, for each of our named executive officers, information regarding outstanding stock options and restricted stock unit awards held as of December 31, 2022:

				Option Awards				Stock Awards
Name	Grant Date(1)		Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares that Have Not Vested	Market Value of Shares that Have Not Vested ($)(2)
Frederic Guerard	2/1/2019	(3)	2/1/2019	521,462	22,673	2.26	1/31/2029
	11/7/2019	(4)	11/1/2019	279,032	82,956	3.88	11/6/2029
	12/8/2020	(5)	12/8/2020	100,000	100,000	23.66	12/8/2030
	5/19/2021	(6)	5/19/2021	261,250	398,750	3.73	5/18/2031
	5/19/2021	(7)	5/19/2021					281,250	1,968,750
	2/28/2022	(8)	2/28/2022	—	170,054	1.33	2/28/2023
	2/28/2022	(9)	2/28/2022					221,746	1,552,222
	8/24/2022	(10)	8/24/2022					984,375	6,890,625
Robert Breuil	9/11/2020	(11)	9/4/2020	96,812	75,299	16.00	9/10/2030
	9/25/2020	(12)	9/4/2020					35,000	245,000
	12/8/2020	(13)	12/8/2020	15,000	15,000	23.66	12/8/2030
	5/19/2021	(14)	5/19/2021	91,833	140,167	3.73	5/19/2031
	5/19/2021	(15)	5/19/2021					99,375	695,625
	2/28/2022	(16)	2/28/2022	—	63,845	1.33	2/28/2023
	2/28/2022	(17)	2/28/2022					83,155	582,085
	8/24/2022	(18)	8/24/2022					421,875	2,953,125
Parisa Zamiri	7/7/2020	(19)	6/1/2020	139,838	83,898	3.52	7/6/2030
	12/8/2020	(20)	12/8/2020	17,500	17,500	23.66	12/8/2030
	5/19/2021	(21)	5/19/2021	86,687	132,313	3.73	5/19/2031
	5/19/2021	(22)	5/19/2021					93,750	656,250
	2/28/2022	(23)	2/28/2022	—	63,845	1.33	2/28/2023
	2/28/2022	(24)	2/28/2022					83,155	582,085
	8/24/2022	(25)	8/24/2022					421,875	2,953,125

(1)

All of the outstanding equity awards were granted under our 2020 Equity Incentive Plan for awards granted on or following our initial public officering on September 24, 2020, and under our 2015 Stock Incentive Plan for awards granted prior to such initial public officering.

(2)	Values in this column are calculated using a price per share of $7.00, the closing price of our common stock on December 30, 2022 as reported on the Nasdaq Global Market.
(3)

This stock option vests at a rate of 1/4th of the shares of our common stock underlying the stock option on February 1, 2020 and 1/48th of the shares of our common stock underlying the stock option monthly thereafter. This stock option contains an early-exercise provision and is exercisable as to the unvested shares, subject to our right of repurchase. The stock option is also subject to acceleration upon certain events as described in the section titled “—Potential Payments upon Termination.”

(4)

This stock option vests at a rate of 1/4th of the shares of our common stock underlying the stock option on November 1, 2020, and 1/48th of the shares of our common stock underlying the stock option monthly thereafter. This stock option contains an early-exercise provision and is exercisable as to the unvested shares, subject to our right of repurchase. The stock option is also subject to acceleration upon certain events as described in the section titled “—Potential Payments upon Termination.”

(5)

This stock option vests at a rate of 1/48th of the shares of our common stock underlying the stock option on January 8, 2021, and 1/48th of the shares of our common stock underlying the stock option monthly thereafter. The stock option is also subject to acceleration upon certain events as described in the section titled “—Potential Payments upon Termination.”

(6)

This stock option vests at a rate of 1/4th of the shares of our common stock underlying the stock option on May 19, 2022, and 1/48th of the shares of our common stock underlying the stock option monthly thereafter. This stock option contains an early-exercise provision and is exercisable as to the unvested shares, subject to our right of repurchase. The stock option is also subject to acceleration upon certain events as described in the section titled “—Potential Payments upon Termination.”

(7)

This restricted stock unit award vests at a rate of 1/4th of the shares of our common stock underlying the award on May 19, 2022, and 1/12th of the remaining shares of our common stock underlying the award quarterly thereafter. The award is also subject to acceleration upon certain events as described in the section titled “—Potential Payments upon Termination.”

(8)	This stock option vested in full on February 28, 2023.

(9)	This restricted stock unit award vested in full on February 28, 2023.

(10)

This restricted stock unit vests at a rate of 6.25% the shares of our common stock underlying the award on November 16, 2022, and 6.25% of the remaining shares of our common stock underlying the award quarterly thereafter. The award is also subject to acceleration upon certain events as described in the section titled “—Potential Payments upon Termination.”

(11)

This stock option vests at a rate of 1/4th of the shares of our common stock underlying the stock option on September 4, 2021, and 1/48th of the shares of our common stock underlying the stock option monthly thereafter. The stock option is also subject to acceleration upon certain events as described in the section titled “—Potential Payments upon Termination.”

(12)

This restricted stock unit award vests at a rate of 1/4th of the shares of our common stock underlying the award on September 4, 2021, and 1/12th of the remaining shares of our common stock underlying the award quarterly thereafter. The award is also subject to acceleration upon certain events as described in the section titled “—Potential Payments upon Termination.”

(13)

This stock option vests at a rate of 1/48th of the shares of our common stock underlying the stock option on January 8, 2021, and 1/48th of the shares of our common stock underlying the stock option monthly thereafter. The stock option is also subject to acceleration upon certain events as described in the section titled “—Potential Payments upon Termination.”

(14)

This stock option vests at a rate of 1/4th of the shares of our common stock underlying the stock option on May 19, 2022, and 1/48th of the shares of our common stock underlying the stock option monthly thereafter. This stock option contains an early-exercise provision and is exercisable as to the unvested shares, subject to our right of repurchase. The stock option is also subject to acceleration upon certain events as described in the section titled “—Potential Payments upon Termination.”

(15)

This restricted stock unit award vests at a rate of 1/4th of the shares of our common stock underlying the award on May 19, 2022, and 1/12th of the remaining shares of our common stock underlying the award quarterly thereafter. The award is also subject to acceleration upon certain events as described in the section titled “—Potential Payments upon Termination.”

(16)	This stock option vested in full on February 28, 2023.

(17)	This restricted stock unit award vested in full on February 28, 2023.

(18)

This restricted stock unit vests at a rate of 6.25% the shares of our common stock underlying the award on November 16, 2022, and 6.25% of the remaining shares of our common stock underlying the award quarterly thereafter. The award is also subject to acceleration upon certain events as described in the section titled “—Potential Payments upon Termination.”

(19)

This stock option vests at a rate of 1/4th of the shares of our common stock underlying the stock option on June 1, 2021, and 1/48th of the shares of our common stock underlying the stock option monthly thereafter. This stock option contains an early-exercise provision and is exercisable as to the unvested shares, subject to our right of repurchase. The stock option is also subject to acceleration upon certain events as described in the section titled “—Potential Payments upon Termination.”

(20)

This stock option vests at a rate of 1/48th of the shares of our common stock underlying the stock option on January 8, 2021, and 1/48th of the shares of our common stock underlying the stock option monthly thereafter. The stock option is also subject to acceleration upon certain events as described in the section titled “—Potential Payments upon Termination.”

(21)

This stock option vests at a rate of 1/4th of the shares of our common stock underlying the stock option on May 19, 2022, and 1/48th of the shares of our common stock underlying the stock option monthly thereafter. This stock option contains an early-exercise provision and is exercisable as to the unvested shares, subject to our right of repurchase. The stock option is also subject to acceleration upon certain events as described in the section titled “—Potential Payments upon Termination.”

(22)

This restricted stock unit award vests at a rate of 1/4th of the shares of our common stock underlying the award on May 19, 2022, and 1/12th of the remaining shares of our common stock underlying the award quarterly thereafter. The award is also subject to acceleration upon certain events as described in the section titled “—Potential Payments upon Termination.”

(23)	This stock option vested in full on February 28, 2023.

(24)	This restricted stock unit award vested in full on February 28, 2023.

(25)

This restricted stock unit vests at a rate of 6.25% the shares of our common stock underlying the award on November 16, 2022, and 6.25% of the remaining shares of our common stock underlying the award quarterly thereafter. The award is also subject to acceleration upon certain events as described in the section titled “—Potential Payments upon Termination.”

Employment Agreements

We have entered into letter agreements with each of our named executive officers. The letter agreements generally provide for at-will employment and set forth the named executive officer’s initial base salary, eligibility for employee benefits and equity awards, and their compensation is reviewed periodically and subject to the discretion of our Board of Directors and Compensation Committee. Any potential payments and benefits due upon a termination of employment or in connection with a change in control of us are described below in “—Potential Payments upon Termination.”

Mr. Breuil’s employment was terminated effective as of the effective time of the Merger. Following the Merger, Mr. Breuil entered into a consulting agreement with CalciMedica that became effective on March 20, 2023, whereby Mr. Breuil will perform and do certain work for the Company in furtherance of its financial accounting, asset and liability divestitures and public company filings. Mr. Breuil will provide consulting services through June 16, 2023, unless earlier terminated by the Company or Mr. Breuil upon 15 days written notice. Mr. Breuil shall be paid an upfront, nonrefundable retainer of $15,000, against which he shall credit all services performed at an hourly rate of $600 per hour, with an additional retainer to be paid after the first 20 hours of work performed.

Potential Payments upon Termination

Outside of a Change in Control.

Pursuant to the terms of his offer letter, in the event that Dr. Guerard is terminated without “cause” (as such term is defined his offer letter) and not in connection with a change in control, he will be entitled to receive a cash amount, payable in a lump sum, equal to 12 months of his annual base salary and will be entitled to continued coverage under our group-healthcare plans for a period of 12 months following the termination date. In addition, Dr. Guerard would receive nine months of accelerated vesting with respect to his stock option grant, dated February 1, 2019, and his stock option grant, dated November 7, 2019. All such severance payments and benefits are subject to Dr. Guerard’s execution of a general release of claims against us.

Pursuant to the terms of his offer letter, in the event that Mr. Breuil is terminated without “cause” (other than due to death or “permanent disability” (as such terms are defined in his offer letter)), he will be entitled to annual base salary continuation until the earlier of (x) nine months following the termination date and (y) the date upon which he commences new employment or substantial self-employment. Mr. Breuil will also be entitled to the same portion of the monthly premium as we pay for active employees for coverage under our group-healthcare plans for a period ending on the earlier of (x) nine months following the termination date, (y) the expiration of his continued coverage under the Consolidated Omnibus Budget Reconciliation Act, or COBRA, and (z) the date he commences new employment or substantial self-employment and becomes covered under another group health plan. All such severance payments and benefits are subject to Mr. Breuil’s execution of a general release of claims against us. Additionally, Mr. Breuil would receive the opportunity to exercise the vested portion of his option grant, dated September 11, 2020, until the first anniversary of his termination.

Pursuant to the terms of her offer letter, in the event that Dr. Zamiri is terminated without “cause” (other than due to death or “permanent disability” (as such terms are defined in her offer letter)), she will be entitled to annual base salary continuation until the earlier of (x) six months following the termination date and (y) the date upon which she commences new employment or substantial self-employment. Dr. Zamiri will also be entitled to the same portion of the monthly premium as we pay for active employees for coverage under our group-healthcare plans for a period ending on the earlier of (x) six months following the termination date, (y) the expiration of her continued coverage under COBRA, and (z) the date she commences new employment or substantial self-employment and becomes covered under another group health plan. All such severance payments and benefits are subject to Dr. Zamiri’s execution of a general release of claims against us. Additionally, Dr. Zamiri would receive the opportunity to exercise the vested portion of her option grant, dated July 7, 2020, until the first anniversary of her termination.

In Connection with a Change in Control.

Our named executive officers who are current officers of the company participate in our Change in Control Severance Policy (as amended, the “Change in Control Severance Policy”). Pursuant to the Change in Control Severance Policy, in the event that Dr. Guerard is terminated without “cause” (as defined in the Change in Control Severance Policy) or resigns for “good reason” (as defined in the Change in Control Severance Policy) on or within 12 months following a “change in control” of us (as defined in the Change in Control Severance Policy), he will be entitled to receive a cash amount, payable in a lump sum, equal to (i) 18 months’ annual base salary and (ii) 1.5 times his target bonus for the fiscal year in which the termination occurs. Dr. Guerard will also be entitled to continued coverage under our group-healthcare plans for a period ending on the earlier of (x) 18 months following the termination date and (y) the date that Dr. Guerard and his covered dependents become eligible for coverage under another employer’s plans. In addition, each then-outstanding equity award that is granted on or after September 24, 2020 that vests subject to Dr. Guerard’s continued service will automatically become vested and exercisable in full pursuant to the terms of the Change in Control Severance Policy. Grant agreements for equity awards subject to performance-based vesting criteria may provide for alternative treatment upon a termination described above. Absent any such treatment in such grant agreement, the acceleration of equity awards subject to performance-based vesting criteria shall be deemed to have been met based on the achievement of such award at the greater of target or, if determinable, actual performance. In addition, each then-outstanding equity award that was granted before September 24, 2020 pursuant to the 2015 Plan that vests subject to Dr. Guerard’s continued service will automatically become vested and exercisable in full in the event that Dr. Guerard is terminated without “cause” (as defined in the 2015 Plan) or resigns for “good reason” (as defined in the 2015 Plan) following a “change in control” of us (as defined in the 2015 Plan), pursuant to the terms of the 2015 Plan.

Pursuant to the Change in Control Severance Policy, in the event that Mr. Breuil or Dr. Zamiri is terminated without “cause” (as defined in the Change in Control Severance Policy) or resigns for “good reason” (as defined in the Change in Control Severance Policy) within 12 months following a “change in control” of us (as defined in the Change in Control Severance Policy), he or she will be entitled to receive a cash amount, payable in a lump sum, equal to (i) 15 months’ annual base salary and (ii) 1.25 times his or her target bonus for the fiscal year in which the termination occurs. He or she will also be entitled to continued coverage under our group-healthcare plans for a period ending on the earlier of (x) 15 months following the termination date and (y) the date that he or she and his or her covered dependents become eligible for coverage under another employer’s plans. In addition, each then-outstanding equity award that is granted on or after September 24, 2020 that vests subject to his or her continued service will automatically become vested and exercisable in full pursuant to the terms of the Change in Control Severance Policy. Grant agreements for equity awards subject to performance-based vesting criteria may provide for alternative treatment upon a termination described above. Absent any such treatment in such grant agreement, the acceleration of equity awards subject to performance-based vesting criteria shall be deemed to have been met based on the achievement of such award at the greater of target or, if determinable, actual performance. In addition, each then-outstanding equity award that was granted before September 24, 2020 pursuant to the 2015 Plan that vests subject to Mr. Breuil’s or Dr. Zamiri’s continued service will automatically become vested and exercisable in full in the event that Mr. Breuil or Dr. Zamiri is terminated without “cause” (as defined in the 2015 Plan) or resigns for “good reason” (as defined in the 2015 Plan) following a “change in control” of us (as defined in the 2015 Plan), pursuant to the terms of the 2015 Plan.

The vesting of any outstanding equity award that is not assumed by a successor company following a change in control of us will automatically accelerate in full without regard to our named executive officers’ termination of service.

All such severance payments and benefits are subject to each named executive officer’s execution of a general release of claims against us.

CalciMedica Merger Transaction.

Upon the involuntary, without “cause” termination of the employment of Fred Guerard, PharmD., Robert S. Breuil and Parisa Zamiri in connection with the closing of the Merger (in Dr. Zamiri’s case, upon her earlier termination of employment prior to closing), Dr. Guerard, Mr. Breuil and Dr. Zamiri received the severance benefits and vesting acceleration provided under the Change in Control Severance Policy.

Equity Compensation Plan Information.

The following table presents information as of December 31, 2022 with respect to compensation plans under which shares of our common stock may be issued.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted- Average exercise price of outstanding options, Warrants and rights(2)	(c) Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	7,668,056	$5.49	803,887
Equity compensation plans not approved by security holders	—	—	—

Total	7,668,056	$5.49	803,887

(1)	The amount shown in column (a) includes 4,352,440 outstanding options and 3,315,616 restricted stock units.

(2)	The weighted average exercise price in column (b) includes options only as restricted stock units do not have exercise prices.

(3)

The amount shown in column (c) represents 593,887 shares available for issuance under the 2020 Plan (as defined below), which plan permits the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, stock awards and restricted stock units; and 210,000 shares available for issuance under the ESPP. The 2020 Plan and ESPP each contain an “evergreen” provision, pursuant to which on January 1st of each year we automatically add 5% and 1% of our shares of common stock outstanding on the preceding December 31st to the shares reserved for issuance, respectively, provided that the Compensation Committee of our Board may authorize a lesser number in each case. As we have not yet implemented our ESPP, no increase in the shares available for issuance under the ESPP have been authorized by the Compensation Committee. In addition, pursuant to a “pour over” provision in our 2020 Plan, options that are cancelled, expired or terminated under the 2015 Stock Incentive Plan are added to the number of shares reserved for issuance under the 2020 Plan.

NON-EMPLOYEE DIRECTOR COMPENSATION

For the year ended December 31, 2022, our non-employee directors received the following compensation:

•

Cash Compensation. The program provides an annual cash retainer of $40,000 to each non-employee director. Additionally, the Chair of our Board of Directors receives an additional annual payment of $30,000; the Lead Director receives an additional annual payment of $25,000; the Chair of our Audit, Compensation, and Nominating and Corporate Governance Committees receive an additional annual payment of $15,000, $10,000 or $8,000 respectively; and the members of our Audit, Compensation, and Nominating and Corporate Governance Committees receive an additional annual payment of $7,500, $5,000 and $4,000 respectively.

•

Equity Compensation. Each new non-employee director who joins our Board of Directors will receive an initial option grant to acquire a certain number of shares of our common stock, pursuant to vesting schedules and terms to be designated by our Board of Directors. On the date of each annual meeting of stockholders, each non-employee director who continues to serve on our Board of Directors immediately following such meeting will receive an option grant to acquire a certain number of shares of our common stock, and pursuant to the vesting schedule and terms, to be designated by our Board of Directors.

Non-employee directors are also reimbursed for reasonable expenses incurred in serving as a director, including travel expenses for attending meetings of our Board of Directors.

The following table sets forth the compensation earned by or paid to our non-employee directors for services provided during the year ended December 31, 2022. Dr. Guerard, our Chief Executive Officer, received no compensation for his service as a director during 2022.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Stock Awards ($)(1)	All Other Compensation($)(2)	Total ($)
Christina Ackermann(3)	$53,000	$19,680	$14,163	$260	$87,103
Eric Bjerkholt	$57,500	$19,680	$14,163	$968	$92,310
Dirk Sauer(3)	$42,000	$19,680	$82,958	$672	$145,310
Julie Eastland(3)	$55,000	$19,680	$14,163	$—	$88,843
Christy Shaffer, Ph.D.(3)	$93,500	$19,680	$14,163	$669	$128,012

(1)

The amounts reported in this column represent the aggregate grant date fair value of the awards granted to our directors during the year ended December 31, 2022 as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 718. The assumptions used in calculating the aggregate grant date fair value of the awards reported in this column are set forth in Note 7 to our financial statements included in our Original Filing. The amounts reported in this column reflect the accounting cost for these awards, and do not correspond to the actual economic value that may be received by our directors from the awards. For information regarding the number of awards held by each non-employee director as of December 31, 2022, see the table below.

(2)	The amounts reported is for travel reimbursement.
(3)	Ms. Ackermann, Mr. Sauer, Ms. Eastland and Dr. Shaffer resigned from our Board of Directors immediately after the effective time of the Merger on March 20, 2023.

Name	Number of Shares Underlying Stock Options Outstanding at Fiscal Year-End	Number of Shares Underlying Unvested Stock Options Outstanding at Fiscal Year-End
Christina Ackermann(1)	57,500	26,250
Eric Bjerkholt	57,500	26,250
Dirk Sauer(1)	112,500	82,222
Julie Eastland(1)	57,500	26,250
Christy Shaffer, Ph.D.(1)	541,581	297,556

(1)	Ms. Ackermann, Mr. Sauer, Ms. Eastland and Dr. Shaffer each resigned from our Board of Directors effective as of the effective time of the Merger.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in this section gives effect to the Reverse Stock Split.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 20, 2023 by: (i) each of our directors; (ii) each of our Named Executive Officers as defined above under the heading “Executive Compensation”; (iii) each person known by us to beneficially own more than 5% of our common stock and (iv) all of our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the securities. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Except as indicated by footnote, and subject to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Percentage of beneficial ownership is based on 5,517,973 shares of common stock outstanding as of March 20, 2023. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options or warrants held by such persons that are exercisable, or restricted stock units which will vest, within 60 days following March 20, 2023. Unless otherwise indicated, the address for the persons and entities listed in the table below is c/o CalciMedica, Inc., 505 Coast Boulevard South, Suite 307, La Jolla, California 92037.

Owner	Number of Shares Beneficially Owned (#)	Percentage of Shares Beneficially Owned (%)
Greater than 5% Stockholders:
Entities or Persons affiliated with Sanderling Ventures(1)	1,714,439	31.0%
Entities or Persons affiliated with Valence Investments SPV IV, LLC(2)	759,196	13.8%
Revelation Healthcare Fund I, L.P.(3)	543,994	9.9%
Entities affiliated with Deerfield(4)	377,265	6.8%
Entities affiliated with OrbiMed Advisors, LLC(5)	297,381	5.4%
Named Executive Officers and Directors:
Frederic Guerard, Pharm.D.(6)	27,405	*
Robert S. Breuil	—	—
Parisa Zamiri	—	—
Robert N. Wilson(7)	226,786	4.1%
A. Rachel Leheny, Ph.D.(8)	992,978	16.6%
Eric W. Roberts(9)	851,324	15.4%
Eric Bjerkholt	—	—
Fred Middleton(10)	1,725,495	31.2%
Allan Shaw(11)	1,891	*
All current executive officers and directors as a group (11 persons)(12)	3,309,449	53.3%

*	Represents beneficial ownership of less than one percent
(1)

Consists of (i) 582,757 shares of common stock and 24,165 shares of common stock issuable upon exercise of warrants held by Sanderling VI Co-Investment Fund, L.P., (ii) 703,388 shares of common stock and 21,896 shares of common stock issuable upon exercise of warrants held by Sanderling Venture Partners VI,

LP, (iii) 17,682 shares of common stock and 420 shares of common stock issuable upon exercise of warrants held by Sanderling Ventures Management VI, (iv) 1,548 shares of common stock and 280 shares of common stock issuable upon exercise of warrants held by Sanderling Ventures Management VII, (v) 63,228 shares of common stock and 5,452 shares of common stock issuable upon exercise of warrants held by Sanderling Ventures VII (Canada), LP, (vi) 14,425 shares of common stock and 1,409 shares of common stock issuable upon exercise of warrants held by Sanderling Ventures VII Annex Fund, L.P., (vii) 240,676 shares of common stock and 20,773 shares of common stock issuable upon exercise of warrants held by Sanderling Ventures VII, LP, (viii) 7,456 shares of the common stock held by Sanderling VI Beteiligungs GmbH & Co KG and (ix) 8,884 shares of common stock held by Sanderling VI Limited Partnership. Fred Middleton is a managing director at Sanderling Ventures. Mr. Middleton has shared voting and dispositive power with respect to the foregoing shares beneficially owned by Sanderling Ventures and disclaims beneficial ownership of such shares except to the extent of his respective pecuniary interest therein. The address of Sanderling Ventures is 1300 S. El Camino Real, Suite 203, San Mateo, CA 94402.

(2)

Consists of (i) 356,989 shares of common stock held by Valence Investments SPV IV, LLC (Valence IV), (ii) 66,228 shares of common stock and 19,870 shares of common stock issuable upon exercise of warrants held by Valence Investments SPV V, LLC (Valence V) and (iii) 316,109 shares of common stock held by Valence Investments SPV VI, LLC (Valence VI). Dr. Leheny and Mr. Roberts are the co-founders and managing directors of Valence IV, Valence V and Valence VI, have shared voting and dispositive power with respect to shares held by such entities, and disclaim beneficial ownership of such shares except to the extent of his or her respective pecuniary interest therein. The principal business address of Valence Investment LLC is 590 Madison Avenue, 21st Floor, New York, NY 10022.

(3)

Consists of 542,029 shares of common stock and 1,965 shares of common stock issuable upon exercise of warrants held by Revelation Healthcare Fund I, L.P. (Revelation). Scott Halsted is a managing member at Revelation. Mr. Halsted has voting or dispositive power with respect to shares held by Revelation and disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The address of Revelation is 300 Turney Street, 2nd Floor, Sausalito, CA 94965.

(4)

Based solely on information contained in a Schedule 13D/A filed with the SEC on November 20, 2020 by Deerfield Management Company, L.P. and related entities. Consists of (i) 122,419 shares of common stock held by Deerfield Private Design Fund III, (ii) 132,426 shares of common stock held by Deerfield Partners and (iii) 122,419 shares of the combined company’s common stock held by Deerfield Healthcare Innovations Fund. Deerfield Mgmt III, L.P. is the general partner of Deerfield Private Design Fund III, L.P., Deerfield Mgmt. HIF, L.P. is the general partner of Deerfield Healthcare Innovations Fund, L.P. and Deerfield Mgmt, L.P. is the general partner of Deerfield Partners, L.P. Deerfield Management Company, L.P. is the investment manager of each of Deerfield Private Design Fund III, L.P., Deerfield Healthcare Innovations Fund, L.P. and Deerfield Partners, L.P. Mr. James E. Flynn is the sole member of the general partner of each of Deerfield Mgmt III, L.P., Deerfield Mgmt HIF, L.P., Deerfield Mgmt, L.P. and Deerfield Management Company, L.P. and Mr. James E. Flynn may be deemed to beneficially own the securities held by Deerfield Private Design Fund III, L.P., Deerfield Mgmt HIF, L.P., Deerfield Management Company, L.P. The address of each of Deerfield Private Design Fund III, L.P., Deerfield Healthcare Innovations Fund, L.P. and Deerfield Partners, L.P. is c/o Deerfield Management Company, L.P., 780 Third Avenue, 37th Floor, New York, NY 10017.

(5)

Based solely on information contained in a Schedule 13D/A filed with the SEC on March 26, 2021 by OrbiMed Advisors LLC and related entities. Consists of 297,381 shares of the combined company’s common stock held by OrbiMed Private Investments VI, L.P. (OPI VI). OrbiMed Capital GP VI LLC (OrbiMed GP) is the general partner of OPI VI, pursuant to the terms of the limited partnership agreement of OPI VI, and OrbiMed Advisors LLC (OrbiMed Advisors) is the managing member of OrbiMed GP, pursuant to the terms of the limited liability company agreement of OrbiMed GP. As a result, OrbiMed Advisors and OrbiMed GP share power to direct the vote and disposition of the shares held by OPI VI and may be deemed directly or indirectly, including by reason of their mutual affiliation, to be the beneficial owners of the shares held by OPI VI. OrbiMed Advisors exercises this investment and voting power through a management committee comprised of Carl L. Gordon, Sven H. Borho and Jonathan T. Silverstein, each of whom disclaims beneficial ownership of the shares held by OPI VI. Also consists of 73,500 shares of the combined company’s common stock held by BIOG, a publicly-listed investment trust organized under the laws of England. OrbiMed Capital LLC (OrbiMed Capital) is the investment advisor of BIOG. As a result, OrbiMed Capital has the power to direct the vote and disposition of the shares held by BIOG and may be deemed directly or indirectly, including by reason of mutual affiliation, to be the beneficial owner of the shares held by BIOG. OrbiMed Capital exercises this investment and voting power through a management committee comprised of Carl L. Gordon, Sven H. Borho and Jonathan T. Silverstein, each of whom disclaims beneficial ownership of the shares held by BIOG. The address of OrbiMed Advisors is 601 Lexington Avenue, 54th Floor, New York, NY 10022.

(6)	Consists of 27,405 shares of common stock. Excludes 83,705 shares of our common stock issued to Dr. Guerard upon the settlement of restricted stock units on March 23, 2023.

(7)

Consists of (i) 181,655 shares of common stock held by Mr. Wilson, (ii) 17,184 shares of common stock that Mr. Wilson has the right to acquire within 60 days of March 20, 2023 pursuant to the exercise of warrants held by Mr. Wilson and (iii) 27,947 shares of common stock that Mr. Wilson has the right to acquire within 60 days of March 20, 2023 pursuant to the exercise of stock options.

(8)

Consists of (i) the shares described in note (2) above and (ii) 163,782 shares of common stock that Dr. Leheny has the right to acquire within 60 days of March 20, 2023 pursuant to the exercise of stock options.

(9)

Consists of (i) the shares described in note (2) above, (ii) 10,661 shares of common stock held by IRA Financial Trust Company, CFBO Eric W. Roberts, (iii) 1,513 shares of common stock that Mr. Roberts has the right to acquire within 60 days of March 20, 2023 pursuant to the exercise of warrants held by Mr. Roberts and (iii) 79,954 shares of common stock that Mr. Roberts has the right to acquire ,within 60 days of March 20, 2023 pursuant to the exercise of stock options.

(10)

Consists of (i) the shares described in note (1) above, (ii) 2,880 shares of common stock that Mr. Middleton has the right to acquire within 60 days of March 20, 2023 pursuant to the exercise of warrants held by Mr. Middleton and (iii) 8,176 shares of common stock held by Golden Triangle Ventures, LLC. Mr. Middleton is managing member of Golden Triangle Ventures LLC.

(11)	Consists of 1,891 shares of common stock that Mr. Shaw has the right to acquire within 60 days of March 20, 2023 pursuant to the exercise of stock options.

(12)

Consists of (i) 2,619,211 shares of common stock, (ii) 132,704 shares of common stock that current executive officers and directors as a group have the right to acquire within 60 days of March 20, pursuant to the exercise of warrants, and (iii) 557,635 shares of common stock that current executive officers and directors as a group have the right to acquire within 60 days of March 20, 2023 pursuant to the exercise of stock options.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information in this section does not give effect to the Reverse Stock Split.

TRANSACTIONS WITH RELATED PERSONS

Our Board of Directors has adopted a written related-person transactions policy. Under this policy, our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of our common stock, and any members of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a material related-person transaction with us without the review and approval of our Audit Committee, or our Nominating and Corporate Governance committee in the event it is inappropriate for our Audit Committee to review such transaction due to a conflict of interest. The policy provides that any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of our common stock or with any of their immediate family members or affiliates in which the amount involved exceeds $120,000 will be presented to our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, our Audit Committee will consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to, the related party’s relationship to the Company and interest in the transaction and the potential impact on a director’s independence if the related party is a director.

Other than the executive officer and director compensation arrangements, which are discussed above for our named executive officers and directors under “Executive Compensation,” we describe below transactions and series of similar transactions, since January 1, 2021, with respect to which we were or will be a party in which the amount involved exceeds $120,000 and in which any director, nominee for director, executive officer, beneficial holder of more than 5% of our capital stock or any member of their immediate family or any entity affiliated with any of the foregoing persons had or will have a direct or indirect material interest.

CalciMedica Series D Convertible Preferred Stock Financing

In February 2021, CalciMedica completed closings of an aggregate of 8,152,834 shares of its Series D convertible preferred stock at a purchase price of $0.8045 per share for aggregate gross proceeds of approximately $6.6 million. From March 2021 to July 2021, CalciMedica completed subsequent closings as follows: (i) an aggregate of 5,069,660 additional shares of its Series D convertible preferred stock were sold in March 2021at a purchase price of $0.8045 per share for aggregate gross proceeds of approximately $4.1 million, (ii) an aggregate of 12,911,742 additional shares of its Series D convertible preferred stock were sold in June 2021 at a purchase price of $0.8045 per share for aggregate gross proceeds of approximately $10.4 million and (iii) an aggregate of 745,804 additional shares of its Series D convertible preferred stock were sold in July 2021 at a purchase price of $0.8045 per share for aggregate gross proceeds of approximately $0.6 million.

In connection with each closing of the Series D convertible preferred stock financing, CalciMedica issued warrants to purchase Series D convertible preferred stock at an exercise price of $0.8045 per share.

Immediately prior to the effective time of the Merger, each outstanding share of CalciMedica’s Series D convertible preferred stock converted into shares of CalciMedica common stock and at the effective time of the Merger the shares of CalciMedica common stock were converted into shares of Graybug common stock in accordance with the Merger Agreement. Additionally, the warrants to purchase shares of CalciMedica’s Series D convertible preferred stock were assumed by Graybug and became warrants to purchase shares of Graybug common stock in accordance with the Merger Agreement.

The following table summarizes purchases of shares of CalciMedica’s Series D convertible preferred stock by members of CalciMedica’s board of directors and entities affiliated with CalciMedica’s executive officers and members of its board of directors.

Participants	Shares of Series D Convertible Preferred Stock Purchased (#)	Aggregate Purchase Price ($)	Warrant to Purchase Shares of Series D Convertible Preferred Stock
Valence Investments SPV V, LLC(1)	2,299,564	$1,849,999	689,870
Entities affiliated with Sanderling Venture Partners(2)	8,079,550	$6,499,998	2,423,866
Robert N. Wilson	1,988,812	$1,599,999	596,642

(1)

Dr. Leheny, our Chief Executive Officer and a member of our Board of Directors, and Mr. Roberts, our Chief Business Officer and a member of our Board of Directors, are co-founders and managing directors of Valence Investments SPV V, LLC.

(2)

Consists of (i) 2,575,758 shares of Series D convertible preferred stock purchased by Sanderling Venture Partners VI Co-Investments Fund, L.P., (ii) 2,224,984 shares of Series D convertible preferred stock purchased by Sanderling Venture Partners VI, L.P., (iii) 48,492 shares of Series D convertible preferred stock purchased by Sanderling Ventures Management VI, (iv) 32,302 shares of Series D convertible preferred stock purchased by Sanderling Ventures Management VII, (v) 630,887 shares of Series D convertible preferred stock purchased by Sanderling VII (Canada), LP, (vi) 162,979 shares of Series D convertible preferred stock purchased by Sanderling VII Annex Fund, L.P. and (vii) 2,404,148 shares of Series D convertible preferred stock purchased by Sanderling Ventures VII, LP. Additionally, CalciMedica issued a warrant to purchase (i) 772,726 shares of Series D convertible preferred stock to Sanderling Venture Partners VI Co-Investments Fund, L.P., (ii) 667,494 shares of Series D convertible preferred stock to Sanderling Venture Partners VI, L.P., (iii) 14,546 shares of Series D convertible preferred stock to Sanderling Ventures Management VI, (iv) 9,690 shares of Series D preferred to Sanderling Ventures Management VII, (v) 189,266 shares of Series D convertible preferred stock to Sanderling Ventures VII (Canada), LP, (vi) 48,893 shares of Series D convertible preferred stock to Sanderling Ventures VII Annex Fund, L.P. and (vii) 721,244 shares of Series D convertible preferred stock to Sanderling Ventures VII, LP. Mr. Middleton, a member of our Board of Directors, is a managing director of at Sanderling Ventures. Robert G. McNeil was former co-chairman of CalciMedica’s board of directors and was a managing director of Sanderling Ventures at the time.

CalciMedica Investor Rights, Management, Voting and Co-Sale Agreements

In connection with the CalciMedica Series D preferred stock financing, CalciMedica entered into amended and restated investor rights, voting and right of first refusal and co-sale agreements containing registration rights, information rights, rights of first offer, voting rights and rights of first refusal, among other things, with certain holders of CalciMedica capital stock. A. Rachel Leheny, Ph.D., our Chief Executive Officer and a member of our Board of Directors, Michael Dunn, our President and Chief Operating Officer, Eric W. Roberts, our Chief Business Officer and a member of our Board of Directors, Robert N. Wilson, the Chair of our Board of Directors, Fred Middleton, a member of our Board of Directors, and Robert G. McNeil, former co-chairman of CalciMedica’s board of directors, were parties to these agreements or were affiliated with parties to these agreements. Pursuant to the terms of the Merger Agreement, these agreements terminated immediately prior to the effective time of the Merger.

CalciMedica Convertible Promissory Note and Warrant Financing

From April 2022 to November 2022, CalciMedica issued and sold convertible promissory notes (the “2022 Notes”) to certain investors in the aggregate principal amount of approximately $8.5 million through multiple closings. The 2022 Notes accrued interest at a rate of 6% per annum and had a maturity date of December 31, 2023. Immediately prior to the effective time of the Merger, the 2022 Notes converted into shares of CalciMedica common stock at a conversion price based on the equivalent valuation of the cash price paid per share by the private placement investors purchasing shares of CalciMedica common stock in the private placement multiplied by 0.85. Such shares of CalciMedica common stock were then converted into shares of Graybug common stock at the effective time of the Merger in accordance with the Merger Agreement.

In connection with each purchase of a 2022 Note, CalciMedica issued to each holder of such 2022 Note a warrant (the “2022 Warrants”) to purchase shares of CalciMedica common stock at an exercise price of $0.01 per share. The holder of a 2022 Warrant had the right to purchase up to a number of shares of CalciMedica common stock equal to (i) 15% (“Warrant Coverage”) of the principal amount of the 2022 Note purchased by such holder concurrently therewith, divided by (ii) the cash price paid per share by the investors in the qualified financing or an initial public offering, as applicable, or in the case of a “de-SPAC” business combination or a reverse merger transaction between CalciMedica and a publicly traded company (a “Public Combination”), the equivalent valuation of the lower of the cash price per share by the investors purchasing shares in the publicly traded company in connection with such Public Combination or the cash price per shares by the investors purchasing shares of CalciMedica common stock in connection with such Public Combination, in each case, rounding down to the nearest whole share and subject to the terms of the 2022 Notes; provided, however, that any holder that purchased 2022 Notes in excess of the holder’s pro rata commitment (as defined in the 2022 Note) received a 40% Warrant Coverage on the principal amount of the 2022 Note that was in excess of its pro rata commitment. The 2022 Warrants had a five-year term. In connection with the Merger, the 2022 Warrants were automatically net exercised in accordance with the terms of the 2022 Warrants.

The following table summarizes purchases of the 2022 Notes and 2022 Warrants by members of CalciMedica’s board of directors and entities affiliated with CalciMedica’s executive officers and members of its board of directors.

Participants	Aggregate Principal Amount of 2022 Notes	Shares of Common Stock Underlying 2022 Warrants(1)
Valence Investments SPV VI, LLC(2)	$1,800,509.43	1,211,742
Entities affiliated with Sanderling Venture Partners(3)	$3,120,605.33	1,748,644
IRA Financial Trust Company CFBO Eric W. Roberts(4)	$63,689.32	44,081
Robert N. Wilson	$747,931.88	515,352

(1)	Represents shares of CalciMedica common stock.
(2)

Dr. Leheny, our Chief Executive Officer and a member of our Board of Directors, and Mr. Roberts, our Chief Business Officer and a member of our Board of Directors, are co-founders and managing directors of Valence Investments SPV VI, LLC.

(3)

Consists of: (i) Sanderling Ventures VII, L.P., (ii) Sanderling Ventures VII (Canada), L.P., (iii) Sanderling Ventures VII Annex Fund, L.P., and (iv) Sanderling Venture Partners VI Co-Investment Fund, L.P. Mr. Middleton, a member of our Board of Directors, is a managing director of at Sanderling Ventures.

(4)	IRA Financial Trust Company CFBO Eric W. Roberts. is Mr. Roberts’ self-directed investment retirement account. Mr. Roberts is our Chief Business Officer and a member of our Board of Directors.

CalciMedica Private Placement

Immediately prior to the effective time of the Merger, CalciMedica issued and sold an aggregate of 20,706,998 shares of CalciMedica common stock to certain investors in the private placement for gross proceeds of approximately $10.3 million.

In connection with the private placement, CalciMedica entered into the Registration Rights Agreement with the private placement investors, pursuant to which CalciMedica granted certain registration rights with respect to the shares sold to the private placement investors in the private placement. The Registration Rights Agreement imposes certain affirmative obligations on the Company, including the obligation to, among other things, use commercially reasonable efforts to file with the SEC, as soon as practicable following the closing of the private placement but in no event later than the 90th calendar day following the closing of the private placement, a registration statement on Form S-3 registering the resale of the shares sold in the private placement. The registration rights described therein terminate upon the earlier to occur of (a) the date that is five years from the effective date of the resale registration statement; or (b) such time as there are no registrable securities.

The following table summarizes purchases of shares of CalciMedica common stock in the private placement by members of CalciMedica’s board of directors, entities affiliated with members of CalciMedica’s executive officers and board of directors and beneficial owners of more than 5% of our common stock.

Participants	Aggregate Purchase Price ($)	Shares of Common Stock
Valence Investments SPV VI, LLC(1)	$2,680,356.66	5,367,368
Entities affiliated with Sanderling Venture Partners(2)	$2,666,666.66	5,339,954
IRA Financial Trust Company CFBO Eric W. Roberts(3)	$86,310.00	172,834
Robert N. Wilson	$1,000,000.00	2,002,483
Revelation Healthcare Fund I, L.P.	$2,666,666,66	5,339,954

(1)

Dr. Leheny, our Chief Executive Officer and a member of our Board of Directors, and Mr. Roberts, our Chief Business Officer and a member of our Board of Directors, are co-founders and managing directors of Valence Investments SPV VI, LLC.

(2)

Consists of: (i) Sanderling Ventures VII, L.P., (ii) Sanderling Ventures VII (Canada), L.P., (iii) Sanderling Ventures VII Annex Fund, L.P., (iv) Sanderling Venture Partners VI, L.P. and (v) Sanderling Venture Partners VI Co-Investment Fund, L.P. Mr. Middleton, a member of our Board of Directors, is a managing director of at Sanderling Ventures.

(3)

The foregoing description of the Registration Rights Agreement is not complete and is subject to and qualified in its entirety by reference to the Registration Rights Agreement, a copy of which is attached to this Current Report on Form 8-K as Exhibit 4.1 hereto and is incorporated herein by reference.

Danforth Consulting Agreement and Warrant

On October 26, 2020, CalciMedica entered into a consulting agreement (the “Danforth Consulting Agreement”) with Danforth Advisors, LLC (“Danforth”), a company affiliated with Mr. Geffken, our Interim Chief Financial Officer. The Danforth Consulting Agreement provides that Danforth will provide certain strategic and financial advice and support services to CalciMedica. The Danforth Consulting Agreement remains in effect until such time as either party has given notice of termination and may be terminated by either party upon 30 days prior written notice to the other party. As consideration under the Danforth Consulting Agreement, CalciMedica compensates Danforth with consulting fees based on hourly rates as enumerated in the Danforth Consulting Agreement. In the years ended December 31, 2021 and 2022, CalciMedica paid aggregate fees to Danforth of $275,000 and $205,000, respectively, pursuant to the Danforth Consulting Agreement. Through the date of this Current Report on Form 8-K, for the year ended December 31, 2023, the CalciMedica has paid aggregate fees to Danforth of $82,000 pursuant to the Danforth Consulting Agreement.

In connection with the Danforth Consulting Agreement, CalciMedica also granted to SG Dan Equity Holdings, LLC, a company affiliated with Mr. Geffken (“SG Dan Equity”), a warrant (“SG 2020 Warrant”) to purchase 400,000 shares of CalciMedica common stock at an exercise price of $0.19 per share (subject to adjustment as provided therein), of which 1/24 of the shares became vested and exercisable on November 26, 2020, and an additional 1/24 of the shares vested on the same day of each full succeeding calendar month thereafter until fully vested and exercisable on October 26, 2022. The SG 2020 Warrant is exercisable until November 9, 2030, unless earlier terminated. The SG 2020 Warrant shall terminate in the event of certain change of control transactions or asset transfers (as provided therein) unless exercised immediately prior to any such transaction. Upon the closing of the Merger, the SG 2020 Warrant was assumed by Graybug and converted into a warrant to purchase Graybug common stock in accordance with the terms of the Merger Agreement and the SG 2020 Warrant.

Additionally, on October 18, 2022, CalciMedica granted SG Dan Equity a warrant (“SG 2022 Warrant”) to purchase 200,000 shares of CalciMedica common stock at an exercise price of $0.30 per share (subject to adjustment as provided therein), of which 1/12 of the shares were immediately vested and exercisable, and an additional 1/12 of the shares become vested and exercisable monthly thereafter. If the Danforth Consulting Agreement is terminated by CalciMedica at any time prior to October 18, 2023, then the unvested shares shall vest in full upon such termination. The SG 2022 Warrant is exercisable until October 18, 2032, unless earlier terminated. The SG 2022 Warrant shall terminate in the event of certain change of control transactions or asset transfers (as provided therein) unless exercised immediately prior to any such transaction. Upon the closing of the Merger, the SG 2022 Warrant was assumed by Graybug and converted into a warrant to purchase Graybug common stock in accordance with the terms of the Merger Agreement and the SG 2022 Warrant.

CalciMedica Warrants

On October 18, 2022, CalciMedica granted to Eric Roberts, our Chief Business Officer and a member of our Board of Directors, a warrant (the “Roberts 2022 Warrant”) to purchase 96,970 shares of CalciMedica common stock at an exercise price of $0.30 per share (subject to adjustment as provided therein), of which 1/48 of the shares vested and become exercisable on March 22, 2021, and an additional 1/48 of the shares become vested and exercisable monthly on the same day of the month thereafter, subject to Mr. Roberts continuing to be an employee, director or consultant of CalciMedica (a “Service Provider”) through each such date. Upon a change in control (as provided therein), the unvested shares shall immediately vest and become exercisable, subject to Mr. Roberts continuing to be a Service Provider through each such date. The Roberts 2022 Warrant is exercisable through April 27, 2031, unless earlier terminated. Following such date as Mr. Roberts ceases to be a Service Provider, the Roberts 2022 Warrant shall be exercisable for three months after such date. Upon Mr. Roberts’ death or disability, the Roberts 2022 Warrant is exercisable for one year after Mr. Roberts’ ceases to be a Service Provider. The Roberts 2022 Warrant shall terminate in the event of certain change of control transactions (as provided therein) unless exercised immediately prior to any such transaction. Upon the closing of the Merger, the Roberts 2022 Warrant was assumed by Graybug and converted into a warrant to purchase Graybug common stock in accordance with the terms of the Merger Agreement and the Roberts 2022 Warrant.

On October 25, 2022, CalciMedica granted Fred Middleton a warrant (the “Middleton 2022 Warrant”) to purchase 200,000 shares of CalciMedica common stock at an exercise price of $0.30 per share (subject to adjustment as provided therein), of which 1/12 of the shares vested and became exercisable on November 25, 2022, and an additional 1//12 of the shares become vested and exercisable monthly on the same day of the month thereafter, subject to Mr. Middleton continuing to be a director, officer, employee or consultant of CalciMedica, or any parent or subsidiary of CalciMedica. The Middleton 2022 Warrant is exercisable through April 27, 2031, unless earlier terminated. The Middleton 2022 Warrant shall terminate in the event of certain change of control transactions and asset transfers (as provided therein) unless exercised immediately prior to any such transaction. In addition, the Middleton 2022 Warrant contains certain lock-up restrictions for 180 days following the effective date of certain registration statements of CalciMedica filed under the Securities Act. Upon the closing of the Merger, the Middleton 2022 Warrant was assumed by Graybug and converted into a warrant to purchase Graybug common stock in accordance with the terms of the Merger Agreement and the Middleton 2022 Warrant.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements, our restated certificate of incorporation and our restated bylaws require us to indemnify our directors to the fullest extent not prohibited by Delaware law. Subject to certain limitations, our restated bylaws also require us to advance expenses incurred by our directors and officers.

DIRECTOR INDEPENDENCE

Our common stock is listed on the Nasdaq Global Market. Under the rules of the Nasdaq Stock Market, independent directors must constitute a majority of a listed company’s board of directors. In addition, the rules of the Nasdaq Stock Market require that, subject to specified exceptions, each member of a listed company’s Audit, Compensation and Nominating and Corporate Governance Committees must be an “independent director.” Under the rules of the Nasdaq Stock Market, a director will only qualify as an “independent director” if, in the opinion of that company’s Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Additionally, Compensation Committee members must not have a relationship with the listed company that is material to the director’s ability to be independent from management in connection with the duties of a Compensation Committee member.

Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an Audit Committee of a listed company may not, other than in his or her capacity as a member of the Audit Committee, the Board of Directors or any other Board committee: (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (ii) be an affiliated person of the listed company or any of its subsidiaries.

Our Board of Directors has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board of Directors determined that all of our directors except Dr. Leheny, Dr. Guerard and Mr. Roberts, representing four of our seven directors, are “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the Nasdaq Stock Market. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each directors’ business and personal activities and relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each non-employee director and any affiliates.

Item 14. Principal Accounting Fees and Services

PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Fiscal Year Ended
	2022	2021
Audit Fees(1)	$965,576	$609,950
Audit-related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	1,535
Total Fees	$965,576	$611,485

(1)

“Audit fees” include fees for professional services provided by Ernst & Young LLP in connection with the audit of our financial statements, review of our quarterly financial statements, and related services that are typically provided in connection with registration statements, including the registration statement for our initial public offering.

(2)	“Audit-related fees” include fees billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements for fiscal years 2022 and 2021.
(3)

“Tax fees” include fees for tax compliance and advice. Tax advice fees encompass a variety of permissible services, including technical tax advice related to federal and state income tax matters, assistance with sales tax, and assistance with tax audits.

(4)	“All other fees” include the annual fee for an accounting research subscription service provided by Ernst & Young LLP.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee generally pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. Our Audit Committee may also pre-approve particular services on a case-by-case basis. All of the services relating to the fees described in the table above were approved by our Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements. No financial statements are filed with this Amendment. These items were included as part of the Original Filing.

Financial Statement Schedules. Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included in the Original Filing.

Exhibits. The exhibits listed in the Original Filing are required by Item 601 of Regulation S-K. A list of the exhibits filed with this Amendment are provided below.

Exhibit Number	Description
31.3	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.4	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CalciMedica, Inc.

Date: April 4, 2023	By:	/s/ Daniel Geffken
Daniel Geffken
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)