Form 10-Q
period 2023-03-31
CalciMedica, Inc.
filed 2023-05-12
CIK 1534133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-39538

CalciMedica, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	45-2120079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Coast Boulevard South, Suite 307

La Jolla, CA 92037

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (858) 952-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CALC	*

* The registrant's common stock began trading on the OTCQB on April 26, 2023 under the symbol “CALC”.

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

The number of shares of the Registrant’s common stock outstanding as of May 5, 2023 was 5,661,933.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements, other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
the success, cost and timing of our development activities, non-clinical studies and clinical trials;
•
the timing and outcome of our current and future clinical trials, and the reporting of data from those trials;
•
the potential of our technologies and our ability to execute on our corporate strategy;
•
our ability to attract and retain key scientific, medical, commercial and management personnel;
•
our ability to fund our working capital needs;
•
the strength and breadth of our patent portfolio;
•
the therapeutic potential of Auxora and our other product candidates, including Auxora's potential for increased safety and efficacy;
•
the ability to obtain funding for our operations, including funding necessary to develop and commercialize our product candidates, subject to regulatory approvals:
•
our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•
our reliance on third parties to manufacture and conduct preclinical studies and clinical trials of our product candidates;
•
the success of competing therapies that are or may become available;
•
our ability to develop and maintain our corporate infrastructure, including our ability to design and maintain an effective system of internal controls;
•
existing regulations and regulatory developments in the United States and other regulations;
•
potential claims relating to our intellectual property;
•
our financial performance;
•
our ability to obtain and adequately protect intellectual property rights for our product candidates;
•
our ability to obtain regulatory approval for our product candidates and any related restrictions, ;imitations and/or warnings in the label of any approved product candidate;
•
our ability to extend our operating capital;
•
our ability to satisfy the Nasdaq listing requirements and list our shares of common stock on Nasdaq; and
•
the effects of the ongoing COVID-19 pandemic, the ongoing conflict between the Ukraine and Russia and the recent and potential future bank failures or other geopolitical events.

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

i

EXPLANATORY NOTE

On March 20, 2023, the Delaware corporation formerly known as “Graybug Vision, Inc.” completed its previously announced merger transaction in accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated as of November 21, 2022, as amended on February 10, 2023 (the “Merger Agreement”), by and among Graybug Vision, Inc. (“Graybug”), Camaro Merger Sub, Inc., a wholly owned subsidiary of Graybug (“Merger Sub”), and CalciMedica, Inc. (“Private CalciMedica”), pursuant to which Merger Sub merged with and into Private CalciMedica, with Private CalciMedica surviving the merger as a wholly owned subsidiary of Graybug (the “Merger”). Additionally, on March 20, 2023, the Company changed its name from “Graybug Vision, Inc.” to “CalciMedica, Inc.” (the “Company”).

On March 17, 2023, in connection with the transactions contemplated by the Merger Agreement, Graybug filed an Amended and Restated Certificate of Incorporation effecting a reverse stock split of Graybug’s common stock at a ratio of 14:1 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the number of issued and outstanding shares of Graybug’s common stock immediately prior to the Reverse Stock Split was reduced into a smaller number of shares, such that every 14 shares of Graybug’s common stock held by a stockholder immediately prior to the Reverse Stock Split were combined and reclassified into one share of common stock after the Reverse Stock Split. The information in this Quarterly Report on Form 10-Q as of and for the periods prior to the effective date of the Merger gives effect to the Reverse Stock Split.

Since Private CalciMedica was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the condensed consolidated financial statements were prepared on a stand-alone basis for Private CalciMedica and did not include the combined entities’ activity or financial position. Subsequent to the Merger, the condensed consolidated financial statements as of and for the three months ended March 31, 2023 include Graybug’s activity from March 21, 2023 through March 31, 2023, and assets and liabilities at their acquisition date fair value. Historical share and per share figures of Private CalciMedica have been retroactively restated based on the exchange ratio of 0.0288.

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to (i) Graybug Vision, Inc., for periods prior to the effectiveness of the Merger and (ii) CalciMedica, Inc. (as a combined company) for periods following the effectiveness of the Merger.

This report contains references to trademarks belonging to other entities, which are the property of their respective holders. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CALCIMEDICA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$24,386	$1,327
Restricted cash	—	149
Short-term investments	9,776	—
Prepaid expenses and other current assets	336	254
Total current assets	34,498	1,730
Property and equipment, net	134	147
Right-of-use asset, net	10	48
Other assets	27	1,424
Total assets	$34,669	$3,349
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,055	$2,866
Accrued transaction costs	4,253	—
Accrued severance	3,748	—
Accrued clinical trial costs	1,028	1,143
Accrued payroll and other employee benefits	758	36
Accrued other	695	536
Other current liabilities	113	199
Total current liabilities	12,650	4,780
Long-term liabilities
Warrant liability	—	2,645
Convertible promissory notes	—	5,157
Total liabilities	12,650	12,582
Commitments and contingencies (Note 8)
Convertible preferred stock
Series A convertible preferred stock, $0.001 par value; no shares and 25,751,716 authorized, issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	19,107
Series B convertible preferred stock, $0.001 par value; no shares and 11,235,460 authorized at March 31, 2023 and December 31, 2022, respectively; no shares and 10,667,279 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	8,224
Series C-1 convertible preferred stock, $0.001 par value; no shares and 8,016,886 shares authorized, issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	5,683
Series C-2 convertible preferred stock, $0.001 par value; no shares and 16,291,526 authorized at March 31, 2023 and December 31, 2022, respectively; no shares and 13,504,959 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	9,563
Series D convertible preferred stock, $0.001 par value; no shares and 88,875,077 authorized at March 31, 2023 and December 31, 2022, respectively; no shares and 26,880,040 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	19,494
Stockholders’ equity (deficit) (1)
Preferred stock, $0.0001 par value; 10,000,000 shares and no shares authorized at March 31, 2023 and December 31, 2022, respectively; no shares issues issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 and 5,694,626 shares authorized at March 31, 2023 and December 31, 2022, respectively; 5,661,933 and 84,165 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1	3
Additional paid-in capital	153,013	40,400
Accumulated deficit	(130,995)	(111,707)
Total stockholders’ equity (deficit)	22,019	(71,304)
Total liabilities and stockholders’ equity	$34,669	$3,349

See accompanying notes to unaudited condensed consolidated financial statements.

(1) Retroactively restated for the reverse recapitalization as described in Note 2.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$6,491	$2,925
General and administrative	15,849	1,286
Total operating expenses	22,340	4,211
Loss from operations	(22,340)	(4,211)
Other income (expense)
Other income (expense), net	(116)	—
Change in fair value of financial instruments	3,168	581
Total other income (expense), net	3,052	581
Net loss and comprehensive loss	$(19,288)	$(3,630)
Net loss per share—basic and diluted	$(23.43)	$(46.13)
Weighted-average number of shares outstanding used in computing net loss per share—basic and diluted	823,069	78,678

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2022 (1)	84,820,880	$62,071	84,165	$3	$40,400	$(111,707)	$(71,304)
Stock-based compensation expense			—	—	11,126	—	11,126
Conversion of preferred stock to common stock as a result of Merger	(84,820,880)	(62,071)	2,442,852	—	62,071	—	62,071
Issuance of common stock to Graybug stockholders as a result of Merger and reset to par of $0.0001	—	—	1,571,433	(2)	29,220	—	29,218
Issuance of common shares from private placement, net	—	—	596,363	—	10,340	—	10,340
Conversion of promissory notes into common stock	—	—	590,031	—	3,245	—	3,245
Conversion of Series C-2 Warrants into common stock	—	—	80,254	—	442	—	442
Conversion of promissory note warrants into common stock	—	—	152,875	—	841	—	841
Merger transaction costs	—	—	—	—	(4,591)	—	(4,591)
Restricted stock units net settlement	—	—	143,960	—	(297)	—	(297)
Reclassification of warrant liability to equity	—	—	—	—	216	—	216
Net loss	—	—	—	—	—	(19,288)	(19,288)
Balance—March 31, 2023			5,661,933	$1	$153,013	$(130,995)	$22,019

See accompanying notes to unaudited condensed consolidated financial statements.

(1) Retroactively restated for the reverse recapitalization as described in Note 2.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (1)

(in thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock			Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
				Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31, 2021	84,820,880		62,071	78,518	$3	$39,893	$(103,883)	$—	$(63,987)
Stock issued on exercise of stock options	—	—	—	180	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	—	335	—	—	335
Net loss	—	—	—	—	—	—	(3,630)	—	(3,630)
Balance—March 31, 2022	84,820,880		62,071	78,698	$3	$40,229	$(107,513)	$-	$(67,281)

See accompanying notes to unaudited condensed consolidated financial statements.

(1) Retroactively restated for the reverse recapitalization as described in Note 2.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(19,288)	$(3,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,126	335
Depreciation and amortization	13	13
Change in the fair value of warrant liability	(1,146)	(581)
Change in the fair value of convertible promissory notes	(2,022)
Non-cash interest expense	110	—
Accretion of discount on short-term investment	(2)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	129	66
Accounts payable	(1,040)	(657)
Accrued expenses and other liabilities	6,765	828
Net cash used in operating activities	(5,355)	(3,626)
Investing activities:
Purchases of property and equipment	—	(4)
Maturity of investments	4,750	—
Net cash provided by (used in) investing activities	4,750	(4)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	10,340	—
Acquisition of stock of Graybug, net of cash	14,856	—
Merger transaction costs	(1,681)	—
Proceeds from exercise of stock options	—	1
Net cash provided by financing activities	23,515	1
Net increase (decrease) in cash and cash equivalents	22,910	(3,629)
Cash, cash equivalents and restricted cash at beginning of period	1,476	4,761
Cash and cash equivalents at end of period	$24,386	$1,132
Supplemental cash flow information:
Conversion of Series A, B, C-1, C-2 and D convertible preferred stock to common stock	$62,071	$—
Issuance of common stock to Graybug stockholders as a result of the Merger	$29,218	$—
Short-term investments assumed in the Merger	$9,776	$—
Prepaid expenses and other current assets assumed in the Merger	$2,096	$—
Accounts payable and accrued liabilities assumed in the Merger	$2,258	$—
Conversion of C-2 warrants to common stock	$442	$—
Conversion of convertible promissory notes to common stock	$3,245	$—
Conversion of convertible promissory note warrants to common stock	$841	$—
Merger transaction costs in accounts payable	$206	$—
Merger transaction costs in accrued expenses	$2,703	$—
Restricted stock units net settlement	$297	$—
Reclassification of warrant liability to equity	$216	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Description of Business

CalciMedica, Inc. (“CalciMedica” or the “Company”) (f/k/a Graybug Vision, Inc.) was incorporated in the state of Delaware in February 2015, upon conversion of Graybug, LLC, which was organized in May 2011, and has its principal operations in La Jolla, California. The Company is a clinical-stage biopharmaceutical company focused on developing therapeutics that treat serious illnesses driven by inflammatory processes and direct cellular damage. The Company has a wholly owned subsidiary, CalciMedica Subsidiary, Inc., incorporated in Delaware in October 2006, through which it conducts substantially all its operations, which survived the Merger as more fully described below.

Reverse Merger Transaction

On March 20, 2023, Graybug Vision, Inc. (“Graybug”) completed a reverse merger transaction in accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated as of November 21, 2022, as amended on February 10, 2023 (the “Merger Agreement”), by and among Graybug, Camaro Merger Sub, Inc., a wholly owned subsidiary of Graybug (“Merger Sub”), and CalciMedica, Inc. (“Private CalciMedica”), pursuant to which Merger Sub merged with and into Private CalciMedica, with Private CalciMedica surviving as wholly owned subsidiary of Graybug (the “Merger”). Additionally, on March 20, 2023, Graybug changed its name from “Graybug Vision, Inc.” to “CalciMedica, Inc.” and Private CalciMedica changed its name from “CalciMedica, Inc.” to “CalciMedica Subsidiary, Inc.” At the completion of the Merger, the prior Private CalciMedica equityholders and the prior Graybug equityholders owned 72% and 28%, respectively of the combined company, in each case, on a fully diluted basis using the treasury stock method and excluding out-of-the-money options and warrants.

The Merger was accounted for as a reverse recapitalization, with Private CalciMedica being treated as the acquirer for accounting purposes. See discussions of the transactions in connection with the Merger at Note 3 - Merger and Related Transactions.

Liquidity and Going Concern

The Company has experienced net losses and negative cash flows from operating activities since its inception. The Company has an accumulated deficit of $131.0 million as of March 31, 2023, and a net loss of $19.3 million for the three months then ended. Total operating expenses were $22.3 million, which included $16.2 million of one-time charges comprised of $10.5 million of charges related to the acceleration of vesting of the Graybug stock awards at the date of the Merger and $5.7 million of charges related to severance as a result of the Merger, for the three months ended March 31, 2023. Substantially all of Company’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.

The Company expects to incur significant expenses and increasing operating losses for the foreseeable future as the Company initiates and continues the preclinical and clinical development of its product candidates and adds personnel necessary to operate as a company with an advanced clinical pipeline of product candidates. In addition, after completion of the Merger, operating as a U.S. Securities and Exchange Commission (“SEC”) registrant will involve the hiring of additional financial and other personnel, upgrading financial information systems, and incurring costs associated with operating as a public company. The Company expects that its operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to timing of clinical development programs.

From inception to March 31, 2023, the Company has completed financings from the sale of preferred and common stock for total gross proceeds of $111.7 million and has issued convertible debt for gross proceeds of $8.6 million. In connection with the Merger, the Company received approximately $29.4 million of cash, cash equivalents and short-term investments. As of March 31, 2023, the Company had cash, cash equivalents and short-term investments of approximately $34.2 million. With these funds, the Company expects to be able to fund its operations beyond 12 months from the date of the issuance of the accompanying condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”), of the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the accounts of the Company and CalciMedica Subsidiary, Inc. for the three months ended March 31, 2023. All intercompany accounts and transactions have been eliminated in consolidation.

Since Private CalciMedica was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the condensed consolidated financial statements were prepared on a stand-alone basis for Private CalciMedica and did not include the combined entities activity or financial position. Subsequent to the Merger, the condensed consolidated financial statements as of and for the three months ended March 31, 2023 include Graybug’s activity from March 21, 2023 through March

31, 2023, and assets and liabilities at their acquisition date fair value. Historical share and per share figures of Private CalciMedica have been retroactively restated based on the exchange ratio of 0.0288.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s condensed consolidated financial statements relate to accruals for research and development expenses, valuation of warrants, valuation of convertible promissory notes and valuation of equity awards. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Concentration of Credit Risk and other Risks and Uncertainties

Financial instruments, which potentially subject the Company to concentration of risk, consist principally of cash, cash equivalents and short-term investments. The Company’s cash is deposited with major federally insured U.S. financial institutions. The Company has no off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

The Company is dependent on contract manufacturing organizations (“CMO”) to supply products for research and development of its product candidates, including preclinical and clinical studies, and for commercialization of its product candidates, if approved. The Company’s development programs could be adversely affected by any significant interruption in CMO’s operations or by a significant interruption in the supply of active pharmaceutical ingredients and other components.

Products developed by the Company require approval from the U.S. Food and Drug Administration (“FDA”) or other international regulatory agencies prior to commercial sales. There can be no assurance the Company’s product candidates will receive the necessary approvals. If the Company is denied approvals, approvals are delayed, or the Company is unable to maintain approvals received, such events could have a materially adverse impact on the Company.

Cash and Cash Equivalents

Cash and cash equivalents consist of readily available cash in checking accounts and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Short-term Investments

The Company invests excess cash in marketable government agency bonds and commercial paper. These investments are included in short-term investments on the balance sheets, classified as available-for-sale and reported at fair value with unrealized gains and losses included in accumulated other comprehensive loss. Realized gains and losses on the sale of these securities are recognized in net loss.

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The financial information is regularly reviewed by the chief operating decision maker (“CODM”), in deciding how to allocate resources. The Company’s CODM is its chief executive officer. The Company’s singular focus is on developing highly selective calcium release-activated calcium channel inhibitors to improve outcomes for patients with acute inflammatory indications. No significant revenue has been generated since inception, and all tangible assets are held in the United States.

Fair Value Option

As permitted under ASC 825, Financial Instruments, the Company has elected the fair value option to account for its convertible promissory notes due to certain embedded features within the notes. The Company recognizes the convertible promissory notes at fair value with changes in fair value recognized in the condensed consolidated statements of operations located on the change in fair value of financial instruments line item. Changes in fair value as a result of the Company’s own credit risk is reflected in other income (expense) in the condensed consolidated statements of operations. As a result of applying the fair value option, direct costs and fees related to the convertible promissory notes were expensed as incurred and not deferred.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally three to five years) and consist of manufacturing and lab equipment, furniture, computers and phones. Repairs and maintenance costs are charged to expense as incurred.

Leases

The Company leases office space and manufacturing equipment, with original lease terms of six to 30 months. The office lease term has a twelve-month term and does not have a right-of-use asset or lease liability recorded. The Company's policy is not to record leases with an original term of twelve months or less on the consolidated balance sheets. The Company recognizes lease expense for these short-term leases on a straight-line basis over the term of the lease. The Company entered into a lease in November 2020 for manufacturing equipment utilized in the production of development candidates. The lease is accounted for under ASC 842, Leases, and has been classified as an operating lease. The Company records rent expense on a straight-line basis over the term of the lease.

Long-lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. The Company did not recognize any impairment losses for the three months ended March 31, 2023 and 2022.

Research and Development Costs

Research and development costs consist primarily of salaries, payroll taxes, employee benefits and stock-based compensation for those individuals involved in ongoing research and development efforts, as well as fees paid to consultants, external research fees, license fees paid to third parties for use of their intellectual property, laboratory supplies and development of compound materials, associated overhead expenses and facilities and depreciation costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. All research and development costs are expensed as incurred.

The Company estimates preclinical studies and clinical trial expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on the Company’s behalf. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. These estimates are based on communications with the third-party service providers, the Company’s estimates of accrued expenses and on information available at each balance sheet date. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. The estimates are trued up to reflect the best information available at the time of the financial statement issuance. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s estimate of the status and timing of services performed relative to the actual status and timing of services performed may vary.

General and Administrative Costs

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, business development, legal, human resources and support functions, including professional fees for auditing, tax, consulting and patent-related services, rent and utilities and insurance.

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred since recoverability of such expenditures is uncertain.

Deferred Offering Costs

The Company capitalizes costs that are directly associated with equity financings until such financings are consummated at which time such costs are recorded against the gross proceeds of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations and comprehensive loss. Private CalciMedica had deferred offering costs capitalized as of December 31, 2022 for the Merger of $1.4 million and $1.1 million for a proposed initial public offering (“IPO”) as of December 31, 2021. In September 2022, Private CalciMedica terminated its plan for an IPO and expensed $1.5 million to general and administrative expense.

Warrant Liability

Private CalciMedica has issued various freestanding warrants to purchase shares of its convertible preferred stock. Prior to the Merger, Private CalciMedica adjusted the carrying value of such convertible preferred stock warrants to the estimated fair value at each reporting date, with any related increases or decreases in the fair value being recorded within other income (expense) in the condensed consolidated statements of operations and comprehensive loss. Pursuant to the Merger Agreement, the Series C convertible preferred stock warrants became warrants to purchase shares of the combined company's common stock. As a result of the Merger, the warrants no longer meet the requirements for liability accounting and, as such, Private CalciMedica adjusted the value of the warrants to the estimated fair value as of the Merger date and reclassified them to stockholders' equity (deficit).

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee stock options recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. Private CalciMedica estimates the fair value of stock option grants using the Black-Scholes option pricing model (“Black-Scholes”). Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. Equity-based compensation expense is classified in the statements of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified. The fair value of each stock option grant is estimated on the date of grant using Black Scholes. The following summarizes the inputs used:

Fair Value of Common Stock

Prior to the Merger there was no public market for Private CalciMedica’s common stock. The fair value of the shares of common stock underlying Private CalciMedica’s share-based awards was estimated on each grant date by Private CalciMedica’s board of directors. To determine the fair value of Private CalciMedica’s common stock underlying option grants, the board of directors considered, among other things, input from management and valuations of Private CalciMedica's common stock prepared by third-party valuation firms.

Post Merger, CalciMedica will use the closing stock price the day prior to the grant date for the fair value.

Risk-Free Interest Rate

The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities similar to the expected term of the awards.

Expected Volatility

Since Private CalciMedica did not have publicly traded equity securities, the volatility of the options has been estimated using peer group volatility information. Post Merger, CalciMedica will use an average volatility for comparable publicly-traded biopharmaceutical companies over a period equal to the expected term of the stock award grant as CalciMedica does not yet have sufficient historical trading history for its own stock.

Expected Term

CalciMedica used the simplified method to calculate the expected term for all grants during all periods, which is based on the midpoint between the vesting date and the end of the contractual term.

Expected Dividend Yield

CalciMedica has never paid and has no present intention to pay cash dividends.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss was the same as its reported net loss for all periods presented.

Related Party Transactions

The Company’s board of directors reviews and approves transactions with directors, officers and holders of 5% or more of its voting securities and their affiliates, each a related party. The material facts as to the related party’s relationship or interest in the transaction are disclosed to its board of directors prior to their consideration of such transaction, and the transaction is not considered approved by its board of directors unless a majority of the directors who are not interested in the transaction approve the transaction.

Beginning in November 2020, Private CalciMedica has paid consulting fees monthly to a consulting firm affiliated with the Company’s interim chief financial officer in connection with its consulting agreement. Private CalciMedica recorded expense of $107,000 and $27,000 during the three months ended March 31, 2023 and 2022, respectively.

Net Loss Per Share

Net loss is equivalent to net loss attributable to common stockholders for all periods presented. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. The Company calculates diluted net loss per share using the more dilutive of the (1) treasury stock method, if-converted method, or contingently issuable share method, as applicable, or (2) the two-class method. For warrants, the calculation of diluted net loss per share requires that, to the extent the average fair value of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to net loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the warrants for the period.

In all periods presented, the Company’s outstanding preferred stock, stock options, preferred, common and convertible promissory note warrants, and outstanding convertible promissory notes were excluded from the calculation of loss per share because the effect would be antidilutive. Accordingly, in periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. This update is effective for the Company beginning January 1, 2023. The Company adopted this ASU as of January 1, 2023, which did not have an impact on its condensed consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU provides guidance that simplified the accounting for certain financial instruments with characteristics of liabilities and equity. The new guidance reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments intended to improve the information provided to users. The guidance also amended the derivative guidance for the “own stock” scope exception, which exempts qualifying instruments from being accounted for as derivatives if certain criteria are met. Finally, the standard changed the way certain convertible instruments are treated when calculating earnings per share. This guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact that this guidance will have on its condensed consolidated financial statements.

3. Merger and Related Transactions

As described in Note 1 - Nature of Business, Private CalciMedica merged with a wholly owned subsidiary of Graybug on March 20, 2023. The Merger was accounted for as a reverse recapitalization under U.S. GAAP. Private CalciMedica was considered the accounting acquirer for financial reporting purposes. This determination is based on the facts that, immediately following the Merger: (i) former Private CalciMedica stockholders owned a substantial majority of the voting rights of the combined company; Private CalciMedica designated a majority (five of seven) of the initial members of the board of directors of the combined company; and former Private CalciMedica's senior management held all key positions in senior management of the combined company. The transaction is accounted for as a reverse recapitalization of Graybug by Private CalciMedica similar to the issuance of equity for the net assets of Graybug, which are primarily cash, short-term investments and other non-operating assets. It was concluded that any in-process research and development assets that remained as of the Merger would be de minimis when compared to the cash and investments obtained through the Merger.

Under reverse recapitalization accounting, the assets and liabilities of Graybug were recorded at their fair value, which approximated book value due to the short-term nature of the instruments. The Company's condensed consolidated financial statements reflect the issuance of 1,571,433 shares to the former stockholders of Graybug.

Under the terms of the Merger Agreement, immediately prior to the effective time of the Merger, each outstanding share of Private CalciMedica capital stock (after giving effect to the automatic conversion of all shares of Private CalciMedica preferred stock into shares of Private CalciMedica common stock, the automatic exercise of certain Private CalciMedica warrants to purchase shares of Private CalciMedica common stock in accordance with their terms (the “Private CalciMedica warrant exercises”), the conversion of Private CalciMedica convertible promissory notes into Private CalciMedica common stock and the closing of the private placement (as discussed in Note 6 - Convertible Preferred Stock, Common Stock, and Stockholders' Deficit)), was converted into the right to receive 0.0288 shares of Graybug common stock, which resulted in the issuance by Graybug of an aggregate of 3,946,540 shares of Graybug common stock to the stockholders of Private CalciMedica in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act and the rules promulgated thereunder. In addition, Graybug assumed the Private CalciMedica 2006 Stock Plan (See Note 7 - Stock-Based Compensation), and each outstanding and unexercised option to purchase Private CalciMedica common stock and each outstanding and unexercised warrant to purchase Private CalciMedica common stock (excluding the warrants which were automatically exercised pursuant to the Private CalciMedica warrant exercises) became options and warrants, respectively, to purchase shares of

Graybug common stock. Immediately following the consummation of the Merger prior Private CalciMedica and Graybug stockholders collectively own approximately 72% and 28% of the Company, respectively, on a fully diluted basis.

As part of the reverse recapitalization, Private CalciMedica received $29.4 million of cash, cash equivalents and short-term investments, net of transaction costs. Private CalciMedica also obtained prepaid and other current assets of approximately $2.1 million and assumed payables and accruals of approximately $2.3 million. Private CalciMedica also incurred transaction costs of approximately $4.6 million and which is recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated statement of convertible preferred stock and stockholders' equity (deficit). The Company also recorded one-time charges of $10.5 million for the acceleration of the Graybug stock awards and $5.7 million in severance charges that are recorded in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023.

On March 17, 2023, in connection with the transactions contemplated by the Merger Agreement and following a special meeting of Graybug’s stockholders, Graybug filed an Amended and Restated Certificate of Incorporation effecting a reverse stock split of Graybug’s common stock, par value $0.0001 per share, at a ratio of 14:1 (“Reverse Stock Split”).

4. Fair Value Measurements

The Company's assets and liabilities which are measured at fair value include warrants for preferred stock (“Preferred Warrants”), warrants for common stock related to the convertible promissory notes (“Convertible Promissory Note Warrants”), presented together on the balance sheets as “Warrant Liability” and convertible promissory notes. All assets and liabilities recorded at fair value are revalued at each measurement period.

Private CalciMedica elected the fair value option for the convertible promissory notes and estimated the fair value based on a discounted cash flow analysis, a form of the Income Approach. Several different settlement scenarios were considered, and probability weighted to arrive at the final valuation. Increases or decreases in the fair value of the convertible promissory notes can result from updates to assumptions such as the expected timing or probability of the different settlement scenarios, or changes in discount rates. Judgment is used in determining these assumptions as of the initial valuation date and at each subsequent reporting period. Updates to assumptions could have a significant impact on our results of operations in any given period.

The Preferred Warrants are valued using the Hybrid Method (“Hybrid Method”). This method incorporates Private CalciMedica’s near-term liquidity event prospects utilized in conjunction with the Option Pricing Method (“OPM”) framework, representing an alternative exit, to calculate an implied overall value of Private CalciMedica. This value is, in turn, allocated to Private CalciMedica’s various equity classes.

The Convertible Promissory Note Warrants are valued using a series of Monte Carlo simulations and Black-Scholes to determine the fair value, probability weighted for difference scenarios. The Monte Carlo simulations determined the liquidity event price. Black-Scholes is used with the remaining contractual term of the warrants after the respective event date. The warrant value is discounted from the respective event date using the risk-free rate for the period ending December 31, 2022. As of March 31, 2023, the Convertible Promissory Note Warrants were valued using the common stock price on day of conversion. See further discussion in Note 5 - Convertible Promissory Notes and Convertible Promissory Note Warrants.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$23,204	$—	$—	$23,204
Total cash equivalents	23,204	—	—	23,204
Short-term investments:
Commercial paper	—	7,799	—	7,799
U.S. Government sponsored entities - mortgage-backed securities	—	1,977	—	1,977
Total short-term investments	—	9,776	—	9,776
Total assets measured at fair value	$23,204	$9,776	$—	$32,980

No fair value liabilities exist as of March 31, 2023.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible promissory notes	$—	$—	$5,157	$5,157
Preferred Warrants liability	—	—	1,453	1,453
Convertible Promissory Note Warrants liability	—	—	1,192	1,192
Total liabilities measured at fair value	$—	$—	$7,802	$7,802

The following provides a reconciliation for all liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2023 (in thousands):

Convertible Promissory Note liability
Balance at December 31, 2022	$5,157
Change in Fair Value of Convertible Promissory Notes	(2,022)
Accrued Interest	110
Conversion of Convertible Promissory Notes to equity	(3,245)
Balance at March 31, 2023	$—

Preferred Warrant liability
Balance at December 31, 2022	$1,453
Change in Fair Value of Preferred Warrants	(795)
Conversion of warrant liability to equity	(658)
Balance at March 31, 2023	$—

Convertible Promissory Note Warrants liability
Balance at December 31, 2022	$1,192
Change in Fair Value of Convertible Promissory Note Warrants	(351)
Conversion of Convertible Promissory Note Warrants liability to equity	(841)
Balance at March 31, 2023	$—

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

As of March 31, 2023, the contractual maturities of all available-for-sale investments were less than 12 months. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. As of March 31, 2023, the Company had $9.8 million short term investments with no unrealized losses or gains. The Company acquired these investments as part of the Merger and recorded them at fair value as of March 20, 2023. There were no further unrealized losses or gains recognized as of March 31, 2023.

As of December 31, 2022, there were no cash equivalents or short-term investments.

5. Convertible Promissory Notes and Convertible Promissory Note Warrants

In April 2022, the Private CalciMedica board of directors approved a convertible promissory note financing pursuant to which it could issue and sell up to $5.0 million of notes convertible into shares of common stock (the “convertible promissory notes”) and Convertible Promissory Note Warrants. The funding and issuance of the convertible promissory notes for gross proceeds of $3.5 million and Convertible Promissory Note Warrants to purchase shares of the Private CalciMedica’s common stock at an exercise price of $0.01 per share took place in multiple closings through October 2022.

In November 2022, the Private CalciMedica board of directors amended the convertible promissory notes and Convertible Promissory Note Warrants to issue up to an additional $3.5 million (for a total of up to $8.5 million) and added the automatic conversion for a “de-SPAC” business combination or reverse merger transaction. In November 2022, Private CalciMedica issued additional convertible promissory notes for gross proceeds of $5.0 million and Convertible Promissory Note Warrants to purchase shares of Private CalciMedica’s common stock at an exercise price of $0.01 per share. The convertible promissory notes accrued interest at a rate of 6% per annum and had a maturity date of December 31, 2023. Immediately prior to the effective time of the Merger, all outstanding convertible promissory notes and unpaid and accrued interest automatically converted into 20,487,104 shares of Private CalciMedica’s common stock at a conversion price based on the equivalent valuation of the cash price paid per share by the private placement investors purchasing shares of common stock in the private placement multiplied by 0.85. Such shares of common stock were then converted into 590,031 shares of Graybug common stock at the effective time of the Merger in accordance with the Merger Agreement.

In connection with each purchase of a convertible promissory note, Private CalciMedica issued to each holder of such convertible promissory note Convertible Promissory Note Warrant to purchase shares of the Private CalciMedica’s common stock at an exercise price of $0.01 per share. Each holder of the Convertible Promissory Note Warrants had the right to purchase up to a number of shares of Private CalciMedica’s common stock equal to (i) 15% (“Warrant Coverage”) of the principal amount of the convertible promissory note purchased by such holder concurrently therewith, divided by (ii) the cash price paid per share by the investors in the qualified financing or an initial public offering, as applicable, or in the case of a “de-SPAC” business combination or a reverse merger transaction between Private CalciMedica and a publicly traded company (a “Public Combination”), the equivalent valuation of the lower of the cash price per share by the investors purchasing shares in the publicly traded company in connection with such Public Combination or the cash price per shares by the investors purchasing shares of Private CalciMedica’s common stock in connection with such Public Combination, in each case, rounding down to the nearest whole share and subject to the terms of the convertible promissory notes; provided, however, that any holder that purchased convertible promissory notes in excess of the holder’s pro rata commitment (as defined in the convertible promissory notes) received a 40% Warrant Coverage on the principal amount of the convertible promissory notes that is in excess of its pro rata commitment. The Convertible Promissory Note Warrants had a five-year term. In connection with the Merger, the Convertible Promissory Note Warrants were automatically net exercised in accordance with the terms of the Convertible Promissory Note Warrants. Immediately prior to the effective time of the Merger, 5,308,047 Convertible Promissory Note Warrants were converted into 5,308,047 shares of Private CalciMedica's common stock, which were converted into 152,875 shares of Graybug's common stock, based on the principal amount of the convertible promissory note.

Prior to the Merger, the Convertible Promissory Note Warrants were not deemed equity and were classified as a liability in Private CalciMedica’s balance sheets. The Convertible Promissory Note Warrants were valued using a series of Monte Carlo simulations and Black-Scholes to determine the fair value, probability weighted for difference scenarios. The Monte Carlo simulations determined the liquidity event price. The Black-Scholes warrant value is discounted from the respective event date using the risk-free rate. The Black-Scholes valuation included standard assumptions such as exercise price, expected term, risk-free rate, volatility, and a dividend yield of zero. Private CalciMedica estimated the initial fair value of the Convertible Promissory Note Warrants utilizing the following range of assumptions for the difference scenarios: exercise price ($0.01), risk-free rate (3.02% - 4.20%), volatility (63% - 67%), and expected term (4.1 - 4.6 years). As of the date of the Merger, Private CalciMedica revalued the Convertible Promissory Note Warrants which were converted into 152,871 shares of common stock, using the price of the common stock of Graybug of $5.50.

6. Convertible Preferred Stock, Common Stock and Stockholders' Deficit

Authorized Shares

The Company's current Amended and Restated Certificate of Incorporation authorizes 500,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Convertible Preferred Stock

Private CalciMedica's convertible preferred stock consisted of Series A preferred stock (“Series A preferred”), Series B preferred stock (“Series B preferred”), Series C-1 preferred stock (“Series C-1 preferred”), Series C-2 preferred stock (“Series C-2 preferred”) and Series D preferred stock (“Series D preferred”).

In February 2021, Private CalciMedica completed closings of an aggregate of 8,152,834 shares of its Series D preferred at a purchase price of $0.8045 per share for aggregate gross proceeds of approximately $6.6 million. From March 2021 to July 2021, Private CalciMedica completed subsequent closings as follows: (i) an aggregate of 5,069,660 additional shares of its Series D preferred were sold in March 2021 at a purchase price of $0.8045 per share for aggregate gross proceeds of approximately $4.1 million, (ii) an aggregate of 12,911,742 additional shares of its Series D preferred were sold in June 2021 at a purchase price of $0.8045 per share for aggregate gross proceeds of approximately $10.4 million and (iii) an aggregate of 745,804 additional shares of its Series D preferred were sold in July 2021 at a purchase price of $0.8045 per share for aggregate gross proceeds of approximately $0.6 million.

In connection with the closing of the Series D preferred, Private CalciMedica issued warrants (“Series D Warrant”) to purchase Series D preferred at an exercise price of $0.8045 per share.

The Series D Warrant was recorded as a warrant liability in Private CalciMedica’s balance sheet. The proceeds from the Series D preferred issuance were reduced by the fair value of the Series D Warrant. The fair value of the Series D Warrant was determined to be $1.8 million using the Hybrid Method, which allocates the various series of preferred and common stock based on their respective seniority, liquidation preferences or conversion rates, whichever is greatest.

Immediately prior to the effective time of the Merger, the 84,820,880 shares of Private CalciMedica preferred stock were converted into 84,820,880 outstanding shares of Private CalciMedica's common stock to be exchanged for 2,442,852 shares of Graybug's common stock.

Classification of Convertible Preferred Stock

Private CalciMedica's convertible preferred stock as of December 31, 2022, was classified outside of stockholders’ equity (deficit) on the accompanying balance sheets because such shares have liquidation rights in the event of a deemed liquidation that, in certain situations, are not solely within the control of Private CalciMedica and would require the redemption of the then outstanding shares of convertible preferred stock. Convertible preferred stock was not redeemable, except in the event of a deemed liquidation.

Because the occurrence of a deemed liquidation event was not probable, the carrying values of the convertible preferred stock were not being accreted to their redemption values. Subsequent adjustments to the carrying values of the convertible preferred stock would be made only when a deemed liquidation event became probable.

Common Stock

Upon completion of the Merger on March 20, 2023, as the accounting acquirer, Private CalciMedica is deemed to have issued 1,571,433 shares of its common stock to Graybug shareholders.

Private Placement of Common Stock

Immediately prior to the consummation of the Merger, Private CalciMedica completed a private placement financing pursuant to which certain investors purchased approximately 20.7 million shares of Private CalciMedica’s common stock (the “private placement”) for gross proceeds of approximately $10.3 million. In conjunction with the Merger, immediately prior to the effective time of the Merger, 20,706,997 shares of Private CalciMedica common stock were converted into 596,363 shares of Graybug's common stock.

Preferred and Common Stock Warrants

In connection with the issuance of convertible notes in 2016, 568,181 warrants to purchase Series B preferred were issued at an exercise price of $0.77 per share (the “Series B Warrants”). The Series B Warrants were exercisable at any time after February 28, 2017, through the earliest to occur of ten years after the issue date or prior to the date of sale of common stock in an initial public offering or a deemed liquidation event. Until the Merger, these Series B Warrants were accounted for as a liability and had a fair value of $45,000 at December 31, 2022. Prior to the Merger, the Series B Warrants converted into 568,181 common share warrants of Private CalciMedica. In conjunction with the Merger, the common warrants converted into 16,366 common share warrants of CalciMedica with an exercise price of $26.74 and have been reclassified to stockholders' equity (deficit) at its fair value of $21,000.

In connection with the issuance of Series C-2 preferred in May 2020, Private CalciMedica issued a warrant (“Series C-2 Warrant”), which was exercisable for 2,786,567 shares of Series C-2 preferred at an exercise price of $0.77 per share. The Series C-2 Warrant was exercisable at any time after May 20, 2020, through the earliest to occur of ten years after the issue date or prior to the date of a deemed liquidation, public combination or an initial public offering. In the event of a deemed liquidation, public combination or an initial public offering, the entire 2,786,567 shares of Series C-2 preferred would automatically be issued by Private CalciMedica in exchange for the cancellation of the Series C-2 Warrant, for no additional consideration. The Series C-2 Warrants converted into 80,254 shares of common stock in connection with the Merger at a fair value of $0.4 million. The Series C-2 Warrant was accounted for as a liability and had a fair value of $0.9 million at December 31, 2022.

In connection with the issuance of Series D preferred in 2021, Private CalciMedica issued warrants (“Series D Warrants”) to purchase 8,063,998 shares of Series D preferred with an exercise price of $0.8045 per share. The Series D Warrants were exercisable at any time after the date of issuance through the earliest to occur of five years after the issue date or prior to the date of sale of common stock in an initial public offering or a deemed liquidation. Prior to the Merger, the Series D Warrants converted into 8,063,998 common share warrants of Private CalciMedica. In conjunction with the Merger, the common share warrants were converted into 232,256 common share warrants of CalciMedica with an exercise price of $27.94 and have been reclassified to stockholders' equity (deficit) at a fair value of $0.2 million. Up until the Merger, the Series D Warrants were accounted for as a liability and had a fair value of $0.6 million at December 31, 2022.

The Company recognized a total change in fair value of the $796,000 and $581,000 for the three months ended March 31, 2023 and March 31, 2022, respectively.

In November 2020, Private CalciMedica granted a warrant to purchase 400,000 shares of common stock to a consulting firm affiliated with its interim chief financial officer in connection with its consulting agreement. The warrant has a 10-year term, an exercise price of $0.19, and vests ratably over 24 months commencing on the effective date. At the date of issuance, the fair value of the warrant was determined to be $120,000, utilizing Black-Scholes with the following assumptions: expected term of ten years, risk-free rate of 0.96%, volatility of 80.0% and a dividend yield of zero, which has been recognized as general and administrative expense over the vesting period. In conjunction with the Merger, the warrant converted to 11,520 warrants of CalciMedica at an exercise price of $6.60. The warrant is classified as equity and the Company expensed $13,000 and $15,000 to general and administrative expense related to this warrant for the three months ended March 31, 2023 and 2022, respectively.

In October 2022, Private CalciMedica granted warrants to certain officers and directors to purchase 496,970 shares of common stock. The warrants have a 10-year term, an exercise price of $10.42, and vest ratably over 12 and 48 months. At the date of issuance, the fair value of the warrants collectively was $125,000 and was determined utilizing Black-Scholes and will be recognized as general and administrative expense over the vesting periods. Assumptions used in the valuation were as follows: expected term of ten years, risk free rate of 4.10%, volatility of 82% and a dividend yield of zero. In conjunction with the Merger, the warrants converted to 14,313 warrants of CalciMedica at an exercise price of $10.42.The warrants are classified as equity, and the Company expensed $14,000 to general and administrative expense in the three months ended March 31, 2023.

7. Stock-Based Compensation

2006 Equity Incentive Plan and Amendment to 2006 Plan

Private CalciMedica adopted an equity incentive plan in 2006 (“2006 Plan”) that provides for the issuance of common stock to employees, non-employee directors and consultants. Recipients of incentive stock options are eligible to purchase common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The 2006 Plan provides for the grant of incentive stock options, non-statutory stock options and stock purchase rights. The maximum contractual term of options granted under the 2006 Plan is ten years. The options generally vest 25% on the first anniversary of the grant date, with the balance vesting ratably over the following 36 months. Pursuant to the Merger Agreement, Graybug assumed the 2006 Plan and all stock options issued and outstanding under the 2006 Plan.

On December 6, 2022, the Private CalciMedica board of directors approved an amendment to the 2006 Plan to increase the cumulative number of shares of common stock reserved for issuance thereunder by 180,245 shares.

2023 Equity Incentive Plan

The Company adopted 2023 Equity Incentive Plan (the “2023 Plan”), which became effective at the closing of the Merger. As of the effective time of the Merger, there were 1,000,000 shares of the Company’s common stock available for grant under the 2023 Plan. In addition, the share reserve is subject to annual increases each January 1 for the first ten years following approval of the 2023 Plan of up to 5% of shares of the Company’s common stock outstanding (or a lesser number determined by the Company’s board of directors).

As of March 31, 2023, no shares have been issued under the 2023 ESPP.

2023 Employee Stock Purchase Plan

The Company adopted the 2023 Employee Stock Purchase Plan (the “2023 ESPP”) which became effective at the closing of the Merger. As of the effective time of the Merger, there were 65,000 shares of the Company’s common stock reserved for issuance under the 2023 ESPP. In addition, the share reserve is subject to annual increases each January 1 for the first ten years following approval of the 2023 ESPP of the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (2) 195,000 shares of the Company’s common stock, or (3) such lesser number of shares of the Company’s common stock as determined by the Company’s board of directors.

The following table summarizes the stock option transactions for the 2006 Plan:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	739,511	$6.94	7.36	$8,903
Assumed in the Merger	310,431	76.72	—	—
Granted	180,231	17.34	—	—
Outstanding at March 31, 2023	1,230,173	$26.14	5.82	$371
Vested and exercisable at March 31, 2023	941,638	$30.53	5.82	$371

There were no options exercised during the three months ended March 31, 2023. The weighted-average fair value of options granted during the three months ended March 31, 2023 and 2022 was $11.94 and $6.60 per share, respectively. The total fair value of shares vested was $10.9 million (includes $10.5 million related to the acceleration of vesting of the Graybug stock awards at the date of the Merger) and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, stock-based compensation not yet recognized is $3.5 million, which the Company expects to recognize over an estimated weighted-average term of 2.7 years.

The following is the range of underlying assumptions in Black-Scholes to determine the fair value of the stock option grants for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Risk free interest rate	3.56%	1.62%-1.76%
Expected volatility	75%	88%
Expected term (years)	6.25	5.50-6.08
Expected dividend yield	0%	0%

Stock-based Compensation Expense

Stock-based compensation expense recognized for options and restricted stock units granted was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$2,080	$224
General and administrative	9,046	111
Total stock-based compensation expense	$11,126	$335

The stock-based compensation expense includes one-time charges for the acceleration of vesting of the Graybug stock options at the date of the Merger of $1.9 million and $8.6 million in research and development and general and administrative expenses, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at March 31, 2023:

March 31,
2023
Common stock warrants	276,437
Stock options issued and outstanding	1,230,173
Shares available for issuance under the 2023 Plan	1,000,000
Shares available under the 2023 ESPP	65,000
Total	2,571,610

8. Commitments and Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

The Company has historically entered into contracts in the normal course of business with contract development and manufacturing organizations, for the manufacturing process development and the preclinical/clinical supply manufacturing, and our vendors for preclinical research studies and other services or products for operating purposes. These contracts generally provide for termination on notice of 60 to 90 days. As of March 31, 2023, there was one such contract, with approximately $1.2 million of associated costs, still in effect for future services, and there were no unpaid cancellation or other related costs.

Four lawsuits were filed in federal courts against Graybug and its directors related to the Merger: Bushansky v. Graybug Vision, Inc., et al., 3:22-cv-09131 (N.D. Cal.), Connelly v. Graybug Vision, Inc., et al., 3:23-cv-00028 (N.D. Cal.), Plumly v. Graybug Vision, Inc., et al., 1:23-cv-00169 (D. Del.), and Franchi v. Graybug Vision, Inc., et al., 1:23-cv-1390 (S.D.N.Y) (collectively, the “Stockholder Litigation”). The complaints named Graybug and its board of directors as defendants. Private CalciMedica and its officers and directors were not named as defendants in the complaints. The complaints asserted claims under Section 14(a) and Section 20(a) of the Exchange Act and Rule 14a-19 promulgated thereunder, and generally allege that the proxy statement misrepresents and/or omits certain purportedly material information relating to the Merger. The complaints sought a variety of equitable and injunctive relief including, among other things, an injunction enjoining the consummation of the merger, rescission of the merger if it is consummated, rescissory damages and costs and attorneys’ fees.

During the same period, nine purported stockholders of Graybug sent demand letters regarding the proxy statement (the “Demand Letters”). Based on the same core allegations as the Stockholder Litigation, the Demand Letters requested that Graybug disseminate corrective disclosures in an amendment or supplement to the proxy statement.

On March 3, 2023, Graybug filed a Form 8-K to update and supplement the proxy statement with additional disclosures relating to the merger (the “Supplemental Disclosures”). Thereafter, plaintiffs in the Stockholder Litigation voluntarily dismissed their complaints, and opposing counsel (for the stockholders in the Stockholder Litigation and Demand Letters) requested a mootness fee in connection with the Supplemental Disclosures (the “Mootness Fee Demand”). On May 3, 2023, the parties executed a settlement agreement and release resolving the Mootness Fee Demand.

The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on the Company’s results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on the Company due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.

We may also, from time to time, become party or subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Some of these proceedings have involved, and may involve in the future, claims that are subject to substantial uncertainties and unascertainable damages.

Operating Lease Agreements

In November 2020, Private CalciMedica entered into a lease for manufacturing equipment utilized in the production of development candidates. The lease is accounted for as an operating lease. The base rent for this lease is approximately $13,000 monthly. The Company also has an operating lease for office space in La Jolla, California. In January 2023, an amendment was executed for twelve month term and therefore qualifies for the short-term lease exception. Base rent for this lease is approximately $9,000 monthly.

As a result of the Merger, the Company leases a facility in Baltimore, Maryland under an operating lease with a term through June 2023 and is accounted for under ASC 842. The facility has been abandoned and the asset was fully impaired in 2022 and was reflected in Graybug’s financial statements in 2022. The lease expires in June 2023.

Rent expense for the three months ended March 31, 2023 and 2022 was $80,000 and $65,000, respectively, which is included in operating expenses. The lease obligation is included in other current liabilities in the condensed consolidated balance sheets.

Future lease payments under non-cancelable leases are as follows at March 31, 2023 (in thousands):

2023	$118
Total undiscounted future minimum lease payments	118
Less imputed interest	1
Operating lease liabilities	$117

9. Employee Benefits

In January 2007, Private CalciMedica adopted a defined contribution 401(k) plan for substantially all employees. Contributions made by Private CalciMedica to the 401(k) plan were immaterial for the three months ended March 31, 2023 and 2022, respectively.

10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2023 and 2022. As of both March 31, 2023 and December 31, 2022, the Company continues to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative net losses.

11. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss and comprehensive loss	$(19,288)	$(3,630)
Denominator
Weighted average common stock outstanding, basic and diluted	823,069	78,678
Net loss per share, basic and diluted	$(23.43)	$(46.13)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of March 31,
	2023	2022
Convertible preferred stock	—	2,442,852
Warrants to purchase convertible preferred stock	—	328,859
Stock options to purchase common stock	1,230,173	703,437
Warrants to purchase common stock	276,437	11,520
	1,506,610	3,486,668

12. Subsequent Events

The Company has evaluated subsequent events through May 12, 2023, the date on which the accompanying financial statements were issued. During this period, the Company has concluded that no material subsequent events have occurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and (i) Graybug’s audited financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission, or SEC, on March 9, 2023, (ii) Private CalciMedica’s audited financial statements and the related notes for the years ended December 31, 2022 and 2021 included in the Form 8-K/A filed with the SEC on April 4, 2023 and amended on May 12, 2023 and (iii) the unaudited pro forma combined financial statements for the year ended December 31, 2022 included in the Form 8-K/A filed with the SEC on April 4, 2023 and amended on May 12, 2023. In addition to historical financial information, this discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties. You should carefully read the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on developing therapeutics that treat serious illnesses driven by inflammatory processes and direct cellular damage. Our product candidates act upon calcium released-activated calcium channels (“CRAC”) and would constitute a new class of drugs.

We focus on the discovery and development of CRAC channel inhibitors. Clinical and preclinical data have demonstrated that the inhibition of CRAC channels may have a therapeutic effect based on a dual mechanism involving both anti-inflammatory and tissue cell protective activities. Our work has shown compelling evidence of the involvement of CRAC channels in a broad spectrum of both acute critical illnesses and chronic diseases that have the common thread of inflammation in their pathogenesis. We intend to leverage our CRAC channel inhibitor platform to develop therapeutics for indications where this dual mechanism of action has the potential for clinical benefit, most notably in acute critical illnesses.

Our lead product candidate is Auxora, a potent and selective IV formulated small molecule CRAC channel inhibitor containing the active compound zegocractin (formerly referred to as CM4620) that, in animal models, reduced acute epithelial and/or endothelial cell injury and inflammation in organs, such as the pancreas, lungs and kidneys. Four Phase 2 clinical trials with Auxora have been conducted: an open-label trial in acute pancreatitis (“AP”), an investigator led open label trial in asparaginase-associated pancreatitis (“AAP”) (which we also refer to as “CRSPA”) in which the first cohort of patients has been completed, a placebo-controlled double-blind trial in severe COVID-19 pneumonia (which we also refer to as “CARDEA”) and an investigator led open-label trial in COVID-19 pneumonia patients with ARDS. We observed in all four trials that patients treated with Auxora experienced a reduced time to recovery and a reduction of organ damage. We believe the consistency of the results we observed from these three trials in two different acute critical care conditions are mutually supportive and reinforce our plans to further pursue the use of Auxora in several additional acute critical illnesses.

In a Phase 2a trial in patients with AP and accompanying systemic inflammatory response syndrome (“SIRS”) along with hypoxemia (low concentration of oxygen in blood), a greater proportion of patients treated with Auxora compared to SOC alone experienced resolution of persistent SIRS (SIRS lasting 48 hours or more) and tolerated solid food at 72 hours, an indicator of disease resolution. The majority of patients with respiratory failure treated with Auxora did not require mechanical ventilation. This resulted in hospital discharge for patients treated with Auxora more than two days earlier than those treated with SOC alone. These findings were published in the peer-reviewed journal Pancreas in 2021. We are currently conducting a blinded placebo-controlled Phase 2b trial in patients with AP and accompanying SIRS (which we also refer to as “CARPO”). We anticipate topline results from the CARPO trial in the first quarter of 2024.

CRSPA, a Phase 1/2 single arm trial, is currently being conducted in pediatric patients with ALL who have developed pancreatitis as a side-effect of asparaginase or AAP. AAP is a particularly severe form of pancreatitis and historical data suggests that over half of the patients will develop pancreatic necrosis or pseudocysts and may not receive further asparaginase treatments for their ALL, potentially impacting their prognosis, and develop long term health complications including chronic pancreatitis. The first cohort of nine patients in this trial has been completed, and, based on preliminary, unpublished data, all patients who have received a full course of therapy have had a more rapid resolution of their symptoms as compared to the current standard of care. According to clinical data published by Mauney, et. al., in the Journal of Pediatric Gastroenterology and Nutrition in March 2022, patients who developed AAP have a median length of stay in the hospital of 10 days, whereas the median length of stay for patients treated with Auxora was less than six days consistent with their resolution of symptoms. This is a single arm open-label trial and no statistical analysis with a comparator group has been performed. We expect data from the first cohort of this trial to be published later this year. Our investigator is in the process of expanding this trial to additional sites.

In addition to AP, we are preparing for clinical trials in additional inflammatory diseases such as acute kidney injury (“AKI”). We recently completed a study in a rat model of AKI, which demonstrated that Auxora compared to placebo increased glomerular filtration rate and decreased infiltrates of mononuclear cells in the kidneys of rats treated after receiving an ischemic injury. These data, along with observations in our Phase 2 trials in both AP and COVID-19 suggesting Auxora provides kidney protection in acutely ill patients, support that AKI may be a promising indication for Auxora. We plan to submit an IND application in the second half of 2023 and, if accepted, be in a position to initiate a Phase 2 clinical trial in this indication, subject to receipt of additional funding.

In our CARDEA trial, a Phase 2 randomized double-blind, placebo-controlled trial in patients with severe COVID-19 pneumonia and receiving supplemental oxygen, but not on mechanical ventilation, we observed that patients treated with Auxora experienced a reduced time to recovery and a 56% relative reduction in mortality at 30 days (p=0.0165) and a 33% relative reduction in mortality at 60 days (p=0.1449) compared to placebo. Time to recovery was seven days for Auxora-treated patients compared to ten days for patients receiving placebo (p=0.098). For additional information regarding p-values, please refer to the section entitled “—Auxora, a Selective CRAC Channel Inhibitor—P-Values and Confidence Intervals.” These data, along with data from an ongoing Phase 2 trial testing Auxora in COVID-19 patients with acute respiratory distress syndrome (“ARDS”) receiving invasive mechanical ventilation, may also help inform future trials in broader ARDS and acute hypoxemic respiratory failure (“AHRF”) patient populations.

Finally, we have compiled additional preclinical data supporting the potential to use CRAC channel inhibition for both chronic and acute inflammatory diseases. We have available product candidates in IND-enabling preclinical testing that present different organ bioavailabilities and potential oral dosing. Our first chronic indication may be chronic pancreatitis as preclinical data in a mouse model of chronic pancreatitis suggest that CRAC channel inhibition can reduce pancreatic fibrosis and restore ductal cell function. We have published data suggesting CRAC channel inhibition may be useful in treating ulcerative colitis, allergic asthma, and traumatic brain injury.

Calcium is an important regulator of multiple biological functions, and in electrically non-excitable cells CRAC channel activation plays a critical role in the activation of calcium-dependent pathways that modulate various responses, including inflammation and vascular permeability. In immune cells, activation of CRAC channels is a key step in initiating the adaptive immune response and the generation of inflammatory cytokines. In addition, in certain acute critical illnesses, CRAC channels on affected organ tissue cells can become overactivated, resulting in excess calcium entry into cells. This excess calcium can cause cellular injury and necrosis, or activate apoptosis signaling pathways leading to programmed cell death further exacerbating the damage caused by inflammatory response. We have developed novel cell-based assays for compound screening that enabled us to identify and optimize a portfolio of potent and selective small molecule CRAC channel inhibitors, including Auxora, from several different chemical classes. These compounds each have different pharmaceutic and pharmacokinetic properties and comprise our portfolio of CRAC channel inhibitors.

On March 20, 2023, we completed the Merger in accordance with the terms and conditions of the Merger Agreement. At the completion of the Merger, the prior Private CalciMedica equityholders and the prior Graybug equityholders owned 72% and 28%, respectively, of the combined company, in each case, on a fully diluted basis using the treasury stock method and excluding out-of-the-money options and warrants.

The Merger was accounted for as a reverse recapitalization, with Private CalciMedica being treated as the acquirer for accounting purposes.

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Through March 31, 2023, our operations have been funded primarily by aggregate net proceeds of $149.7 million from the issuance of convertible preferred stock, convertible notes, common stock and the Merger. Since inception we have had significant operating losses. Our net losses were $19.3 million that includes total operating expenses of $22.3 million, which included $16.2 million of one-time charges comprised of $10.5 million of charges related to the acceleration of vesting of the Graybug stock awards at the date of the Merger and $5.7 million of severance charges as a result of the Merger and $3.6 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $131.0 million and $34.2 million in cash, cash equivalents and short-term investments.

Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued expenses. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize any product candidate, we will also incur increased expenses in connection with commercialization and marketing of any such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We have not had any products approved for sale and, therefore, have not generated any product revenue. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including collaborations, licenses or similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Most of our historical research and development expenses have been related to the preclinical and clinical development of Auxora. We have not reported program costs since inception because we have not tracked or recorded our research and development expenses on a program-by-program basis historically. We have historically used our personnel and infrastructure resources across the breadth of our research and development activities, which are directed toward identifying and developing product candidates.

We expense all research and development costs in the periods in which they are incurred. Costs for certain research and development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and third-party service providers.

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in conducting clinical trials, manufacturing and otherwise advancing our programs. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain.

Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of the current or future preclinical studies and clinical trials or if, when, or to what extent we will generate revenues from the commercialization and sale of our product candidates or if we even continue to pursue such product development, commercialization or sales. We may never succeed in achieving regulatory approval for our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our remaining product candidates, to the extent we continue to pursue such activities, will depend on a variety of factors, including:

•
successful completion of preclinical studies and initiation of clinical trials for Auxora, our other current product candidates and any future product candidates;
•
successful enrollment and completion of our clinical trials for Auxora and any clinical trials for future product candidates;
•
data from our clinical programs that support an acceptable risk-benefit profile of our product candidates in the intended patient populations;
•
acceptance by the FDA, regulatory authorities in Europe, Canada or other regulatory agencies of the IND applications, clinical trial applications and/or other regulatory filings for Auxora, our other current product candidates and any future product candidates;
•
expansion and maintenance of a workforce of experienced scientists and others to continue to develop our product candidates;
•
successful application for and receipt of marketing approvals from applicable regulatory authorities;
•
obtainment and maintenance of intellectual property protection and regulatory exclusivity for our product candidates;
•
arrangements with third-party manufacturers for, or establishment of, commercial manufacturing capabilities;
•
establishment of sales, marketing and distribution capabilities and successful launch of commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•
acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•
effective competition with other therapies;
•
obtainment and maintenance of coverage, adequate pricing and adequate reimbursement from third-party payors, including government payors;
•
maintenance, enforcement, defense and protection of our rights in our intellectual property portfolio;
•
avoidance of infringement, misappropriation or other violations with respect to others’ intellectual property or proprietary rights; and

•
maintenance of a continued acceptable safety profile of our products following receipt of any marketing approvals.

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

Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to increase for the foreseeable future as we continue to implement our business strategy, which includes advancing Auxora through clinical development and other product candidates further into clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, and seeking regulatory approvals for our product candidates that successfully complete clinical trials. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, depreciation expense and other expenses for outside professional services, including legal related to intellectual property and corporate matters, human resources, audit and accounting services and facility-related fees not otherwise included in research and development expenses. Personnel costs consist of salaries, benefits and equity-based compensation expense, for our personnel in executive, finance and accounting, business operations and other administrative functions. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, increased costs of expanding our operations and operating as a public company. These increases will likely include increases related to the hiring of additional personnel and legal, regulatory and other fees and services associated with maintaining compliance with stock exchange listing rules and SEC requirements, director and officer insurance premiums and investor relations costs associated with being a public company.

Other Income (Expense)

Our other income (expense) includes (i) interest and change in fair value of our convertible promissory notes; (ii) changes in the fair value of our warrant liabilities; and (iii) other non-operating expenses.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following sets forth our results of operations (in thousands):

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Operating expenses:
Research and development	$6,491	$2,925	$3,566	122%
General and administrative	15,849	1,286	14,563	1132%
Total operating expenses	22,340	4,211	18,129	431%
Loss from operations	(22,340)	(4,211)	(18,129)	431%
Other income (expense), net	3,052	581	2,471	425%
Net loss	$(19,288)	$(3,630)	$(15,658)	431%

Research and Development Expenses

Research and development expenses comprised (in thousands):

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Preclinical studies and clinical trial-related activities	$1,442	$1,308	$134	10%
Chemistry, manufacturing and controls	102	654	(552)	(84%)
Personnel costs	4,540	600	3,940	657%
Consultants and other costs	407	363	44	12%
Total research and development expenses	$6,491	$2,925	$3,566	122%

Research and development expenses were $6.5 million for the three months ended March 31, 2023, compared to $2.9 million for the three months ended March 31, 2022. The increase of $3.6 million was due primarily to a one-time charge for acceleration of vesting of stock options of $1.9 million, a one-time severance charge of $1.6 million as a result of the Merger, an increase in other personnel costs of $0.4 million, an increase in preclinical studies and clinical trial-related activities of $0.1 million related to our Phase 2 clinical trials of Auxora and an increase in consultants and other costs of $0.1 million, offset by a decrease of $0.5 million in chemistry, manufacturing and control activities in regard to our Phase 2 clinical trials of Auxora.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (in thousands):

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Personnel costs	$14,759	$771	$13,988	1814%
Facility costs	82	72	10	14%
Professional services	716	387	329	85%
Consultants and other costs	292	56	236
Total general and administrative expenses	$15,849	$1,286	$14,563	1132%

General and administrative expenses were $15.8 million for the three months ended March 31, 2023, compared to $1.3 million for the three months ended March 31, 2022. The increase of $14.5 million was primarily related to an increase in personnel costs of $13.9 million driven by a one-time charge for acceleration of vesting of stock options of $8.6 million, a one-time severance charge of $4.1 million as a result of the Merger and an increase in performance bonuses, an increase in professional services of $0.3 million, including accounting and legal expenses, and an increase in consultant and other costs of $0.2 million.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2023 was income of $3.1 million, compared to $0.6 million for the three months ended March 31, 2022. The increase of $2.5 million was due to the fair value adjustments to our warrant liability and convertible promissory notes, which resulted in a $3.2 million gain and a $0.6 million gain for the three months ended March 31, 2023 and 2022, respectively. This was partially offset by accrued interest on our convertible promissory notes in 2023. We had no accrued interest on our convertible notes for the three months ended March 31, 2022 as the convertible notes were issued in April through October 2022.

Liquidity and Capital Resources

Overview

To date, our operations have been funded primarily by aggregate net proceeds of $149.7 million from the issuance of convertible preferred stock, convertible notes, common stock and the Merger. Since inception, we have had significant operating losses. Our net losses were $19.3 million that includes total operating expenses of $22.3 million, which included $16.2 million of one-time charges comprised of $10.5 million in charges related to the acceleration of vesting of the Graybug stock awards at the date of the Merger and $5.7 million of severance charges as a result of the Merger and $3.6 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $131.0 million and $34.2 million in cash, cash equivalents and short-term investments. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(5,355)	$(3,626)
Investing activities	4,750	(4)
Financing activities	23,515	1
Net increase (decrease) in cash and cash equivalents	$22,910	$(3,629)

Net Cash Used in Operating Activities

Cash used in operating activities of $5.4 million during the three months ended March 31, 2023 was attributable to our net loss of $19.3 million offset by non-cash items of $8.1 million and a net change in our operating assets and liabilities of $5.8 million. Non-cash items consisted primarily of $11.1 million of stock-based compensation, which includes $10.5 million in one-time charges related to the acceleration of vesting of the Graybug stock awards at the date of the Merger and $0.1 million in accrued interest on our convertible promissory notes offset by $1.1 million and $2.0 million change in the fair value of our warrant liability and convertible promissory notes, respectively based on the value the warrant holder and promissory note holder received in common stock.

Cash used in operating activities of $3.6 million during the three months ended March 31, 2022 was attributable to our net loss of $3.6 million and non-cash items of $0.2 million, offset by a net change of $0.2 million in our operating assets and liabilities of $0.2 million. Non-cash items consisted of a $0.6 million change in the fair value that increased our warrant liability and $0.4 million of stock-based compensation.

Net Cash Provided by (Used in) Investing Activities

Investing activities for the three months ended March 31, 2023 consisted of the maturing of short-term investments.

Investing activities for the three months ended March 31, 2022 consisted primarily of purchases of property and equipment.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2023 was $23.5 million and comprised of cash acquired as a result of the Merger of $14.9 million, the sale and issuance of common stock of $10.3 million in the private placement, offset by transaction costs of $1.7 million.

Cash provided by financing activities for the three months ended March 31, 2022 was $1,000 and comprised of the exercise of stock options.

Material Cash Requirements

Our material cash requirements from known contractual obligations consisted primarily of our lease obligations. We lease office and laboratory space in La Jolla, California with monthly rent expense of approximately $9,000 pursuant to a twelve-month lease agreement that commenced in January 2023. We also lease manufacturing equipment with monthly rent expense of $13,000. Over the next twelve months, the Company expects cash requirements for our lease obligations to be approximately $264,000.

We enter into contracts in the normal course of business with third-party service providers for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material and we cannot reasonably estimate the timing of if and when they will occur. We could also enter into additional research, manufacturing, supplier and other agreements in the future, which may require up-front payments and even long-term commitments of cash.

We may also, from time to time, become party or subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Some of these proceedings have involved, and may involve in the future, claims that are subject to substantial uncertainties and unascertainable damages.

We believe, based on our current operating plan, that our cash, cash equivalents and short-term investments as of March 31, 2023 will be sufficient to fund our operations into the second half of 2024. In particular, we expect that our cash, cash equivalents and short-term investments will allow us to fund the advancement of Auxora in AP and AAP through clinical milestones in 2023 and the first half of 2024. However, our cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. See “Risk Factors—Risks Related to Our Limited Operating History, Financial Position and Capital Requirements.”

Any product candidates we may develop may never achieve commercialization and we anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our future cash needs through a combination of equity offerings, debt financings or other capital sources, including collaborations, licenses or similar arrangements. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses; costs related to third-party clinical research, manufacturing and development services; costs relating to the build-out of our headquarters and other offices, our laboratories and our manufacturing facility; license payments or milestone obligations that may arise; laboratory expenses and costs for related supplies; clinical costs; manufacturing costs; legal and other regulatory expenses and general overhead costs.

We expect to finance our longer-term expected future cash requirements and obligations through a combination of existing cash and cash equivalents and equity offerings, debt financings or other capital sources, including collaborations, licenses or similar arrangements. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. However, we may be unable to raise additional funds or enter into such other arrangement when needed or on favorable terms, if at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•
the progress, costs and results of our ongoing clinical trials of Auxora and our planned trials for our other product candidates;
•
the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our product candidates, including our ongoing clinical trials of Auxora;
•
the number of, and development requirements for, other product candidates that we pursue;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
our ability to enter into contract manufacturing arrangements for supply of API and manufacture of drug product for our product candidates and the terms of such arrangements;
•
our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•
the payment or receipt of milestones and receipt of other collaboration-based revenues, if any;
•
the costs and timing of any future commercialization activities, including product manufacturing, sales, marketing and distribution, for any of our product candidates for which we may receive marketing approval;
•
the amount and timing of revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
•
the extent to which we acquire or in-license other products, product candidates, technologies or data referencing rights;

•
the ability to receive additional non-dilutive funding, including grants from organizations and foundations;
•
the impacts of the COVID-19 pandemic and the ongoing conflict between Ukraine and Russia; and
•
the costs of operating as a public company.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Research and Development Costs

We incur substantial expenses associated with clinical trials. Accounting for clinical trials relating to activities performed by CROs and other external vendors requires management to make estimates in regard to the timing and accounting for these expenses. We estimate costs of research and development activities conducted by service providers, which include, the conduct of sponsored research, preclinical studies and contract manufacturing activities. The diverse nature of services being provided under CRO and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by CROs and other vendors in connection with clinical trials. We record the estimated costs of research and development activities based upon the number of services provided but not yet invoiced and include these costs in the accrued and other current liabilities on the balance sheets and within research and development expense on the statements of operations, and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. In estimating the duration of a clinical trial, we evaluate the start-up, treatment and wrap-up periods, compensation arrangements and services rendered attributable to each clinical trial and fluctuations are regularly tested against payment plans and trial completion assumptions.

We estimate these costs based on factors such as estimates of the work completed and budget provided and in accordance with agreements established with our collaboration partners and third-party service providers. We make estimates in determining the accrued liabilities and prepaid expense balances in each reporting period. As actual costs become known, we adjust our accrued liabilities or prepaid expenses. We have not experienced any material differences between accrued costs and actual costs incurred since our inception.

Our expenses related to clinical trials are based on patient enrollment and related expenses at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that may be used to conduct and manage clinical trials on our behalf. We generally accrue expenses related to clinical trials based on contracted amounts applied to the level of patient enrollment and activity. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis.

Equity-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee stock options recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. For periods prior to the Merger, there was no active market for our common stock, we estimate the fair value of our common stock on the date of grant based on then current facts and circumstances. We estimate the fair value of stock option grants using the Black-Scholes option pricing model (Black-Scholes). Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

Stock-based compensation expense is classified in the statement of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified. The fair value of each stock option grant is estimated on the date of grant using Black-Scholes. The following summarizes the inputs used:

Fair Value of Common Stock

Prior to the Merger, since there was no public market for our common stock. The fair value of the shares of common stock underlying our share-based awards was estimated on each grant date by the Private CalciMedica Board of Directors. To determine the fair value of the common stock underlying option grants, the Private CalciMedica Board of Directors considered, among other things, input from management and valuations of our common stock prepared by unrelated third-party valuation firms.

Risk-Free Interest Rate

The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities similar to the expected term of the awards.

Expected Volatility

Expected volatility is calculated using an average volatility for comparable publicly-traded biopharmaceutical companies over a period equal to the expected term of the stock award grant as CalciMedica does not yet have sufficient historical trading history for its own stock.

Expected Term

We use the simplified method to calculate the expected term for all grants during all periods, which is based on the midpoint between the vesting date and the end of the contractual term. We do not have sufficient data to calculate historical term in another manner.

Expected Dividend Yield

We have never paid cash dividends and have no present intention to pay cash dividends. For options granted to non-employee consultants, the fair value of these options is also measured using the Black-Scholes option pricing model reflecting the same assumptions as applied to employee options in each of the reported periods, other than the expected term which is assumed to be the remaining contractual life of the option.

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

Recently Adopted Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information about recent accounting pronouncements, the timing of adoption, and our assessment, if any, of their potential impact on our financial condition and results of operations.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness in our internal controls over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management has identified a material weakness in internal controls related to the accounting for the valuation of our convertible promissory notes and warrant liability, as described in Note 2 of the notes to the consolidated financial statements included on Form 8-K/A filed with the SEC on May 12, 2023. Management has initiated remediation steps to address the material weakness and to improve our internal control over financial reporting, specifically by enhancing access to accounting literature and identifying third-party professionals with whom to consult regarding complex valuation models . These remediation measures may be time consuming and costly. In addition, there is no assurance that we will be successful in remediating the material weakness.

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our interim consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our consolidated financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

Other than the material weakness and remediation efforts described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for the valuation of our convertible promissory notes and warrant liability, as described in Note 2 of the notes to the consolidated financial statements included on Form 8-K/A filed with the SEC on May 12, 2023.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. Four lawsuits were filed in federal courts against Graybug and its directors related to the Merger: Bushansky v. Graybug Vision, Inc., et al., 3:22-cv-09131 (N.D. Cal.), Connelly v. Graybug Vision, Inc., et al., 3:23-cv-00028 (N.D. Cal.), Plumly v. Graybug Vision, Inc., et al., 1:23-cv-00169 (D. Del.), and Franchi v. Graybug Vision, Inc., et al., 1:23-cv-1390 (S.D.N.Y) (collectively, the “Stockholder Litigation”). The complaints named Graybug Vision, Inc. and its board of directors as defendants. Private CalciMedica and its officers and directors were not named as defendants in the complaints. The complaints asserted claims under Section 14(a) and Section 20(a) of the Exchange Act and Rule 14a-19 promulgated thereunder, and generally allege that the proxy statement misrepresents and/or omits certain purportedly material information relating to the Merger. The complaints sought a variety of equitable and injunctive relief including, among other things, an injunction enjoining the consummation of the merger, rescission of the merger if it is consummated, rescissory damages and costs and attorneys’ fees.

During the same period, nine purported stockholders of Graybug sent demand letters regarding the proxy statement (the “Demand Letters”). Based on the same core allegations as the Stockholder Litigation, the Demand Letters requested that Graybug disseminate corrective disclosures in an amendment or supplement to the proxy statement.

On March 3, 2023, Graybug filed a Form 8-K to update and supplement the proxy statement with additional disclosures relating to the merger (the “Supplemental Disclosures”). Thereafter, plaintiffs in the Stockholder Litigation voluntarily dismissed their complaints, and opposing counsel (for the stockholders in the Stockholder Litigation and Demand Letters) requested a mootness fee in connection with the Supplemental Disclosures (the “Mootness Fee Demand”). On May 3, 2023, the parties executed a settlement agreement and release resolving the Mootness Fee Demand.

The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.

We currently believe there is no litigation pending that could, individually or in the aggregate, have a material adverse effect on our results of operations or financial condition.

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

Summary Risk Factors

An investment in our common stock involves various risks, and prospective investors are urged to carefully consider the matters discussed in the section titled “Risk Factors” prior to making an investment in our common stock. These risks include, but are not limited to, the following:

•
We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.
•
We will need to obtain substantial additional funding to complete the development and any commercialization of our product candidates. If we are unable to raise this capital when needed, on acceptable terms, or at all, we may be forced to delay, reduce or eliminate our proprietary product candidate development process or other operations.
•
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our proprietary platform or product candidates.
•
Our business and the business or operations of third parties with whom we conduct business could be adversely affected by the effects of health pandemics or epidemics, including resurgences in the COVID-19 pandemic, in regions where we or third parties on which we rely have business operations.
•
Any acquisitions or strategic collaborations may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities or subject us to other risks.
•
The suspension and delisting of our common stock from Nasdaq could have a material adverse effect on our business and may prevent certain investors from investing or achieving a meaningful degree of liquidity.
•
Our proprietary CRAC channel inhibition science is based on novel technologies that are unproven and may not result in approvable or marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval and we may not be successful in our efforts to use and expand our science to build a pipeline of product candidates.
•
Our business is highly dependent on the success of our product candidates, in particular Auxora, and we may fail to develop Auxora successfully or be unable to obtain regulatory approval.
•
Clinical development is a lengthy, expensive and uncertain process. The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.
•
We plan to expand to and conduct a significant portion of our ongoing CARPO trial in India, and regulatory authorities may not accept data from such trial or any future clinical trials we conduct outside the United States or the applicable foreign jurisdiction.
•
We depend on enrollment of patients in our clinical trials for our product candidates. If we experience delays or difficulties enrolling patients in our clinical trials, our research and development efforts and business, financial condition, results of operations and prospects could be adversely affected.
•
We rely on third parties to conduct and perform most of our research, preclinical studies and clinical trials. If these third parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements, fail to meet projected clinical trial enrollment schedules or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.

•
We contract with third parties for the manufacturing and supply of certain goods and services for our product candidates for use in preclinical studies and clinical trials, which supply may become limited or interrupted or may not be of satisfactory quality and quantity.
•
Any approved product candidates may fail to achieve the degree of market acceptance by physicians, patients, hospitals, healthcare payors and others in the medical community necessary for commercial success.
•
We may not be able to successfully commercialize our product candidates due to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could make it difficult for us to sell our product candidates profitably.
•
We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to continue to successfully develop or commercialize our product candidates or otherwise implement our business plan.
•
If we are unable to obtain and maintain sufficient intellectual property protection for Auxora, any future product candidates, and other proprietary technologies we develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize Auxora, any future product candidates, and other proprietary technologies if approved, may be adversely affected.
•
Our business operations may subject us to disputes, claims and lawsuits, which may be costly and time-consuming and could materially and adversely impact our financial position and results of operations.
•
We recently identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or file our future periodic reports in a timely manner, which may cause adverse effects on our business and may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and assess our future viability. We commenced operations in October 2006, have no products approved for commercial sale and have never generated any revenue. We have devoted substantially all of our resources to organizing and staffing our company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, developing our product candidates, undertaking research and development activities, and providing general and administrative support for these operations. We are conducting several clinical trials and preclinical studies for our lead product candidate, Auxora, which is currently in a Phase 2b clinical trial in AP and accompanying systemic inflammatory response syndrome (“SIRS”), an ongoing Phase 1/2 clinical trial for which we have completed with our investigator the first cohort in pediatric patients with asparaginase-associated pancreatitis (“AAP”) as a side effect of pediatric acute lymphoblastic leukemia treatment with asparaginase, and a Phase 2 trial for which we have completed with our investigator the enrollment and patient treatment in COVID-19 pneumonia patients with acute respiratory distress syndrome (“ARDS”) which may inform the design of a Phase 2 clinical trial for the treatment of acute hypoxemic respiratory failure (“AHRF”) and/or ARDS caused by a broad range of infectious agents, as well as preclinical studies in acute kidney injury (“AKI”). Our other pipeline programs, which include new product candidates, are in preclinical development. We have incurred net losses each year since our inception. For the year ended December 31, 2022, our net losses were $7.8 million. As of March 31, 2023, we had an accumulated deficit of $131.0 million and a loss of $19.3 million for the three months ended March 31, 2023. We expect that it will be several years, if ever, before we have a product candidate ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

To become and remain profitable, we must develop and eventually commercialize product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, finding external manufacturing capacity sufficient to meet commercial demand, marketing and selling those product candidates for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we succeed in commercializing one or more of our product candidates, we may never generate revenue that is significant or large enough to achieve profitability. In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will need to obtain substantial additional funding to complete the development and any commercialization of our product candidates. If we are unable to raise this capital when needed, on acceptable terms, or at all, we may be forced to delay, reduce or eliminate our proprietary product candidate development process or other operations.

Since we commenced operations in October 2006, we have principally financed our operations through private placements of our preferred stock, convertible promissory notes and common stock. We have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially for the foreseeable future. The development of drug product candidates is highly capital intensive. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory and quality capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Furthermore, following the closing of the merger, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of March 31, 2023, we had $34.2 in cash, cash equivalents and short-term investments, which we believe, based on our current operating plan, will be sufficient to fund our operations into the second half of 2024. In particular, we expect that our cash, cash equivalents and short-term investments will allow us to fund the advancement of Auxora in AP and AAP through clinical milestones in 2023 and the first half of 2024. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, nor will it be sufficient to pursue additional indications for Auxora like AKI and AHRF, nor will it be sufficient to fund work on other product candidates in our portfolio aside from Auxora, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•
the progress, costs and results of our ongoing clinical trials of Auxora and our planned trials for our other product candidates;
•
the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our product candidates, including our ongoing clinical trials of Auxora;
•
the number of, and development requirements for, other product candidates that we pursue;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
our ability to enter into contract manufacturing arrangements for supply of active pharmaceutical ingredient (“API”) and manufacture of drug product for our product candidates and the terms of such arrangements;
•
our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•
the payment or receipt of milestones and receipt of other collaboration-based revenues, if any;
•
the costs and timing of any future commercialization activities, including product manufacturing, sales, marketing and distribution, for any of our product candidates for which we may receive marketing approval;
•
the amount and timing of revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
•
the extent to which we acquire or in-license other products, product candidates, technologies or data referencing rights;
•
the ability to receive additional non-dilutive funding, including grants from organizations and foundations;
•
the impacts of the COVID-19 pandemic, the ongoing conflict between Ukraine and Russia and the recent and potential future bank failures; and
•
the costs of operating as a public company.

Because we do not expect to generate revenue from product candidate sales for many years, if at all, we will need to obtain substantial additional funding in connection with our continuing operations and expected increases in expenses. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The impacts of the COVID-19 pandemic, the ongoing conflict between Ukraine and Russia and the recent and potential future bank failures on capital markets may affect the availability, amount and type of financing available to us in the future. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could adversely affect our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our proprietary platform or product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants further limiting or restricting our ability to take specific actions, such as limitations on our ability to incur debt, make capital expenditures or declare dividends.

If we raise funds through collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our proprietary product candidate development process or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Attempting to secure additional financing may also divert our management from our day-to-day activities, which may impair or delay our ability to develop our proprietary platform. In addition, demands on our cash resources may change as a result of many factors currently unknown to us including, but not limited to, any unforeseen costs we may incur as a result of preclinical study or clinical trial delays, or disruptions in the manufacturing of our product candidates, due to the COVID-19 pandemic, the ongoing conflict between Ukraine and Russia, the recent and potential future bank failures or other causes, and we may need to seek additional funds sooner than planned. If we are unable to obtain funding on a timely basis or at all, we may be required to significantly curtail or stop one or more of our research or development programs.

Our business and the business or operations of third parties with whom we conduct business could be adversely affected by the effects of health pandemics or epidemics, including the COVID-19 pandemic, in regions where we or third parties on which we rely have business operations.

Our business could be adversely affected by health pandemics or epidemics, including resurgences in the COVID-19 pandemic. The COVID-19 pandemic resulted in governments implementing numerous containment measures, such as travel bans and restrictions, particularly quarantines, stay at home orders and business limitations and shutdowns.

While the economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, the pandemic has caused disruption in the global financial markets. This disruption, if sustained or recurrent, could make it more difficult for us to access capital in the future. In addition, a recession or market correction resulting from the COVID-19 pandemic could materially affect our business and the value of our common stock.

Any acquisitions or strategic collaborations may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities or subject us to other risks.

From time to time, we may evaluate various acquisitions and strategic collaborations, including licensing or acquiring complementary products and technologies, intellectual property rights, technologies or businesses. For example, we completed the Merger in March 2023 and it is possible that we will encounter challenges integrating the businesses following the Merger. Any acquisition or strategic partnership may entail numerous risks, including, but not limited to:

•
increased operating expenses and cash requirements;
•
the assumption of indebtedness or contingent or unknown liabilities;
•
assimilation of operations, intellectual property and products or product candidates of an acquired company, including difficulties associated with integrating new personnel;
•
the diversion of our management’s attention from our existing product candidates and initiatives in pursuing such an acquisition or a strategic partnership;
•
retention of key employees, the loss of key personnel and uncertainties about our ability to maintain key business relationships;
•
risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals, and the possibility of disagreements or disputes with such other party; and
•
our inability to generate revenue from acquired products, product candidates, intellectual property rights, technologies, and/or businesses sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

In addition, if we engage in acquisitions or strategic partnerships, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses or acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities, and this inability could impair our growth or limit access to technology or drugs that may be important to the development of our business.

The suspension and delisting of our common stock from Nasdaq could have a material adverse effect on our business and may prevent certain investors from investing or achieving a meaningful degree of liquidity.

On March 21, 2023, we received written notice from the Staff of the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) stating that the Staff had determined that we had not complied with the requirements of Nasdaq Listing Rule 5110(a) because we did not demonstrate compliance with all of the requirements for initial listing on Nasdaq concurrent with closing the merger transaction (the “Delist Determination”).

We had appealed the Staff’s determination by requesting a hearing before a Hearings Panel pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. Notwithstanding the appeal, the trading suspension was implemented at the open of the market on March 31, 2023, and our common stock began trading on the Pink Current Information tier of the over-the-counter market (“OTC Pink”) on April 3, 2023. On April 26, 2023, the Company’s common stock began trading on the OTCQB tier of the over-the-counter market, which, among other things, provides Real Time Level 2 quotes. On May 1, 2023, the Company withdrew its request for an appeal of the Staff's Delist Determination and received a notice from Nasdaq stating that Nasdaq will file a Form 25 Notification of Delisting with the SEC when all internal procedural periods have run.

The Company has an initial listing application on file for the listing of the Company's shares of common stock on Nasdaq and the Company intends to continue to work diligently to satisfy the initial listing requirements and to seek a listing as soon as possible on the Nasdaq Capital Market. There can be no assurance, however, that we will be able to satisfy the initial listing requirements in a timely manner, or at all.

The suspension and delisting of the Company's common stock on Nasdaq could have a material adverse effect on our business and may prevent certain investors from investing or achieving a meaningful degree of liquidity. Trading on the over-the-counter market has certain limitations, including fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on a national stock exchange or automated quotation system would typically have.

Because there may be a limited market and generally low volume of trading in our common stock, the share price of our common stock is more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business and announcements made by us, our competitors or parties with whom we have business relationships. There may also be fewer institutional investors willing to hold or acquire our common stock. The lack of liquidity in our common stock may make it difficult for us to issue additional securities for financing or other purposes or to otherwise arrange for any financing that we may need in the future.

Upon delisting from Nasdaq, we will no longer be subject to Nasdaq’s rules, such as corporate governance requirements or the minimum market capitalization and stockholders’ equity criteria. Without required compliance with such standards, investor interest in our common stock could decrease. The delisting of our common stock from Nasdaq could also result in other negative implications, including the potential loss of confidence by customers, strategic partners and employees and the loss of investor and media interest in us and our common stock.

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

Our proprietary CRAC channel inhibition science is based on novel technologies that are unproven and may not result in approvable or marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval and we may not be successful in our efforts to use and expand our science to build a pipeline of product candidates.

We are seeking to identify and develop a broad pipeline of product candidates using our proprietary CRAC channel inhibitor science to address acute critical illness and chronic inflammatory diseases where there are no effective therapies. Our lead product candidate, Auxora, is currently in Phase 2 clinical development and we have only completed one randomized, blinded placebo-controlled trial with Auxora to date. We are not aware of any FDA approved therapeutics utilizing similar technology. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our proprietary CRAC channel inhibition science is both preliminary and limited. Additionally, there are no drugs currently approved for the treatment of AP and as a result the FDA has not established the endpoints that will be required for approval in this indication. As a result, we are exposed to a number of unforeseen risks and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates.

Given the novelty of our CRAC channel inhibition science, we intend to work closely with the FDA and comparable foreign regulatory authorities to perform the requisite scientific analyses and evaluation of our methods to obtain regulatory approval for our product candidates; however, due to a lack of relevant experience with the indications that we are pursuing, the regulatory pathway with the FDA and comparable regulatory authorities may be more complex and time-consuming. There can be no assurance as to the length of clinical development, the number of patients that the FDA may require to be enrolled in clinical trials to establish the safety and efficacy of our product candidates, or that the data generated in these clinical trials will be acceptable to the FDA to support marketing approvals. We cannot be certain that our approach will lead to the development of approvable or marketable products, alone or in combination with other therapies. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

Our business is highly dependent on the success of our product candidates, in particular Auxora, and we may fail to develop Auxora successfully or be unable to obtain regulatory approval.

Our future success is dependent on our ability to timely and successfully complete clinical trials, obtain marketing approval for and successfully commercialize Auxora, our lead product candidate. We are investing the majority of our efforts and financial resources in the research and development of Auxora for multiple indications. Auxora is currently in several studies: an ongoing Phase 2b clinical trial in AP and accompanying SIRS; an ongoing Phase 1/2 clinical trial, for which we have completed with our investigator the first cohort, in pediatric patients with AAP as a side effect of pediatric acute lymphoblastic leukemia treatment with asparaginase; a Phase 2 trial, for which we have completed with our investigator the enrollment and patient treatment in COVID-19 pneumonia patients with ARDS which may inform the design of a Phase 2 clinical trial for the treatment of AHRS and/or ARDS caused by a broad range of infectious agents; and preclinical studies in AKI. We also have additional preclinical product candidates that will need to progress through investigational new drug (“IND”) application enabling studies prior to clinical development. None of our product candidates have advanced into a late-stage or pivotal trials for the indications for which we are pursuing development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.

Although certain of our employees have prior experience with clinical trials, regulatory approvals and manufacturing of pharmaceutical products, we have not previously completed any late-stage or pivotal clinical trials or submitted an NDA to the FDA or regulatory approval filings to comparable foreign authorities for any product candidate, and Auxora may not be successful in clinical trials and may not receive any regulatory approval. The FDA and other comparable global regulatory authorities can delay, limit or deny approval of a product candidate for many reasons. Any delay in obtaining, or inability to obtain, applicable regulatory approval will delay or harm our ability to successfully commercialize Auxora and harm our business, financial condition, results of operations and prospects.

Furthermore, because Auxora is our most advanced product candidate, if our clinical trials of Auxora encounter safety, efficacy or manufacturing problems, development delays, regulatory issues or other problems, our development plans for Auxora and our other product candidates in our pipeline could be significantly impaired, which could harm our business, financial condition, results of operations and prospects.

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. We have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidate in late-stage clinical trials for regulatory approval or in obtaining marketing approval thereafter. Given our early stage of development, it may be several years, if at all, before we have demonstrated the safety and efficacy of a treatment sufficient to warrant approval for commercialization. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

Clinical development is a lengthy, expensive and uncertain process. The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.

The research and development of drugs is extremely risky. Only a small percentage of programs that enter the clinical development process ever receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate in humans. Clinical testing is expensive, can take many years to complete and its outcome is uncertain. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates.

The results of preclinical studies and early clinical candidates, even those with the same or similar mechanisms of action, may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. While we have previously received results, some preliminary, from one randomized, blinded placebo-controlled trial, one small blinded randomized standard of care (“SOC”) controlled trial, one small randomized open-label placebo-controlled trial, and one small open-label single site trial, we do not know how Auxora will perform in the ongoing Phase 2 clinical trials or in future clinical trials with larger sample sizes. Results of clinical trials with smaller sample sizes, such as our completed SOC-controlled Phase 2a clinical trial of Auxora in 21 patients with AP and accompanying SIRS, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. In general, clinical trial failure may result from a multitude of factors including flaws in trial design, dose selection, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

To date, we have not completed any late-stage or pivotal clinical trials for any of our product candidates. We cannot guarantee that any clinical trials will be initiated or conducted as planned or completed on schedule, if at all. We also cannot be sure that submission of an IND or similar application will result in the FDA or other regulatory authority, as applicable, allowing clinical trials to begin in a timely manner, if at all.

Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Any of these events could cause delays and interruptions in our clinical trials, which could adversely affect our business.

We may experience delays in site initiation and patient enrollment, failures to comply with study protocols, delays in the manufacture of our product candidates for clinical testing and other difficulties in starting or competing our clinical trials. Other events that may prevent successful or timely completion of clinical development include:

•
inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•
delays in reaching a consensus with regulatory agencies, the FDA or foreign regulatory authorities, on trial design or implementation;
•
delays in reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
delays in identifying, recruiting and training suitable clinical investigators;
•
delays in obtaining required institutional review board (“IRB”) or independent ethics committee (“IEC”) approval at each clinical trial site;
•
delays in recruiting suitable patients to participate in our clinical trials;
•
imposition of a clinical hold by regulatory agencies for a number of reasons, including after review of an IND or amendment or equivalent foreign application or amendment, as a result of a new safety finding that presents unreasonable risk to clinical trial participants, or after a negative finding from an inspection of our clinical trial operations or study sites;
•
failure by our CROs, other third parties or us to adhere to the trial protocol or good clinical practice (“GCP”);
•
third-party contractors or clinical investigators becoming debarred or suspended or otherwise penalized by the FDA or other comparable foreign regulatory authorities for violations of applicable regulatory requirements;

•
delays in the testing, validation, manufacturing and delivery of our product candidates to the treatment sites, including due to supply or manufacturing related delays, being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practices (“cGMP”), regulations or other applicable requirements, or infections or cross-contaminations of our product candidates in the manufacturing process;
•
delays in having subjects complete participation in a study or return for post-treatment follow-up;
•
changes to the clinical trial protocols;
•
clinical trial sites or subjects deviating from the trial protocol or dropping out of a study;
•
changes in the SOC on which a clinical development plan was based, which may require new or additional trials;
•
selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data;
•
the cost of clinical trials of our product candidates being greater than we anticipate;
•
clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon development of such product candidates;
•
transfer of manufacturing processes to larger-scale facilities operated by a contract manufacturing organization, and delays or failure by our such manufacturers or us to make any necessary changes to such manufacturing process;
•
occurrence of adverse events (“AEs”) associated with the product candidate that are viewed to outweigh its potential benefits, or occurrence of an AE in trial of the same class of agents conducted by other companies;
•
we plan to expand to and conduct a significant portion of our ongoing CARPO trial in India and, to the extent that we conduct clinical trials in foreign countries, the failure of enrolled subjects in foreign countries to adhere to clinical protocol as a result of differences in SOC, provision of healthcare services or cultural customs;
•
patients in different geographies, including foreign countries, may show differences in clinical outcomes than expected due to differences in underlying disease etiologies or genetic factors;
•
conducting clinical trials in a foreign country may also present additional administrative burdens or delays associated with foreign regulatory schemes including different requirements for clinical trial protocols;
•
conducting clinicals in a foreign country may introduce political and economic risks relevant to such foreign countries;
•
receiving untimely or unfavorable feedback from applicable regulatory authorities regarding the trial or requests from regulatory authorities to modify the design of a trial;
•
suspensions or terminations by us, the IRBs (or the IECs) of the institutions at which such trials are being conducted, by the data safety monitoring board (“DSMB”), for such trial or by regulatory authorities due to a number of factors, including those described above;
•
lack of adequate funding; or
•
changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

In addition, disruptions caused by the ongoing conflict between Ukraine and Russia may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to raise capital, generate revenues from product candidate sales and enter into or maintain collaboration arrangements. For example, if enrollment in a clinical trial is slowed, certain of our expenses related to the trial would not decrease and therefore the overall costs to complete the trial would increase. Ongoing staffing shortages and budgetary constraints or any great increases in hospitalizations caused by the COVID-19 pandemic may negatively impact our ability to recruit patients or to treat patients in a manner consistent with historical medical practices. In addition, if we make manufacturing changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring product candidates to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

One of our product candidates is, and potential future product candidates may be, developed for the treatment of a pediatric population, for which safety concerns may be particularly scrutinized by regulatory agencies. Trials involving pediatric populations can be difficult to conduct, can be quite costly and, like other clinical trials, may not yield the anticipated results. In addition, pediatric trials are more dependent on a smaller number of specialized clinical trial sites, which in turn can limit site availability and make the trials more expensive to conduct. In addition, as interest in pediatric indications grows as a result of the RACE Act and other market forces, trial recruitment may become even more difficult due to competition for eligible patients. Moreover, it may be challenging to ensure that pediatric or adolescent patients adhere to clinical trial protocols.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and an investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

We plan to expand to and conduct a significant portion of our ongoing CARPO trial in India, and regulatory authorities may not accept data from such trial or any future clinical trials we conduct outside the United States or the applicable foreign jurisdiction.

We plan to expand to and conduct a significant portion of our ongoing CARPO trial in India and may conduct further clinical trials in India or other countries outside the United States. The acceptance of trial data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable non-U.S. regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from non-U.S. clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of non-U.S. data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many non-U.S. regulatory authorities have similar approval requirements. In addition, such non-U.S. trials would be subject to the applicable local laws of the non-U.S. jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable non-U.S. regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable non-U.S. regulatory authority does not accept such data or believes that additional data is necessary to supplement such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction

Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

•
additional foreign regulatory requirements;
•
foreign exchange fluctuations;
•
compliance with foreign manufacturing, customs, shipment and storage requirements;
•
the failure of enrolled subjects in foreign countries to adhere to clinical protocol as a result of differences in SOC;
•
cultural differences in medical practice and clinical research; and
•
diminished protection of intellectual property in some countries.

We depend on enrollment of patients in our clinical trials for our product candidates. If we experience delays or difficulties enrolling patients in our clinical trials, our research and development efforts and business, financial condition, results of operations and prospects could be adversely affected.

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients to participate in each study. These trials may be subject to delays for a variety of reasons, including as a result of patient enrollment taking longer than anticipated, subject withdrawal from the trial or AEs. These types of developments could cause us to delay the trial or halt further development. Our clinical trials will compete with other clinical trials that are in the same therapeutic areas as our product candidates, and this competition reduces the number and types of patients available to us, as some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators and clinical trial sites is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. In addition, there may be limited patient pools from which to draw for clinical studies. In addition to the rarity of some diseases, the eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a clinical trial.

Participant enrollment in clinical trials depends on many factors, including:

•
the size and nature of the patient population;
•
the severity of the disease under investigation;

•
eligibility criteria for the trial;
•
the proximity of patients to clinical sites;
•
the design of the clinical protocol;
•
the ability to obtain and maintain research subject consents;
•
the ability to recruit clinical trial investigators with the appropriate competencies and experience;
•
the availability of competing clinical trials;
•
the state of the COVID-19 pandemic;
•
patients’ perceptions of risk in traveling to clinical sites (for patients in non-hospitalized clinical trial settings);
•
the availability of new drugs approved for the indication the clinical trial is investigating; and
•
clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies.

These factors may make it difficult for us to enroll enough patients to complete our clinical trials in a timely and cost-effective manner. Delays in the completion of any clinical trial of our product candidates will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Preliminary, interim and topline data from our clinical trials may change as more participant data become available, and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, interim or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as participant enrollment and treatment continues and more data become available. Our data to date is based on a small number of subjects, and as a result, data from additional subjects can have a significant impact on the overall data viewed as a whole. Adverse differences between previous preliminary or interim data and future interim or final data could significantly harm our business prospects. We may also announce topline data following the completion of a preclinical study or clinical trial, which may be subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, topline and preliminary data should be viewed with caution until the final data are available.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine to be material or otherwise appropriate information to include in our disclosure. If the interim, top-line, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

SAEs, undesirable side effects or other unexpected properties of our product candidates could lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates thereby limiting the commercial potential of such product candidate.

As we continue developing Auxora and initiate clinical trials of our additional product candidates, Serious Adverse Events (“SAEs”), undesirable side effects, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk- benefit perspective or in which efficacy is more pronounced or durable.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to our therapies. Because of our planned dose escalation design for our clinical trials, undesirable side effects could also result in an expansion in the size of our clinical trials, increasing the expected costs and timeline of our clinical trials. Additionally, results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics, which may stem from our product candidates specifically or may be due to an illness from which the clinical trial subject is suffering.

If unacceptable side effects arise in the development of our product candidates such that there is no longer a positive benefit risk, we, the FDA, the IRBs at the institutions in which our trials are conducted or the DSMB could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, and inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death.

Even if we believe our product candidates initially show promise in early clinical trials, side effects of product candidates may only be detectable after they are tested in larger, longer and more extensive clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the product candidate or another factor. If serious adverse or unexpected side effects are identified during development or after approval (including pursuant to any toxicity studies, including reproductive toxicity studies) and are determined to be attributed to our product candidates, we may be required to develop a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. Product-related side effects could also result in potential product liability claims. Any of these occurrences may harm our business, financial condition, results of operations and prospects.

In addition, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such product candidates, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may suspend, withdraw or limit approvals of such product candidate, or seek an injunction against its manufacture or distribution;
•
regulatory authorities may require additional warnings on the label, including “boxed” warnings, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product candidate;
•
we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•
we may be required to change the way a product candidate is administered or conduct additional clinical trials;
•
the product candidate may become less competitive;
•
we may decide to remove the product candidate from the marketplace; and
•
we may be subject to fines, injunctions or the imposition of civil or criminal penalties.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could seriously harm our business.

We may seek special designations by the regulatory authorities to expedite regulatory approvals, but may not be successful in receiving such designations, and even if received, they may not benefit the development and regulatory approval process.

We may seek various designations by the regulatory authorities for any product candidates that we develop, such as Fast Track designation or Breakthrough Therapy designation.

If a product candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply for Fast Track designation from the FDA. The sponsor of a product candidate with Fast Track designation has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the candidate may be eligible for priority review if the relevant criteria are met. A product candidate with Fast Track designation may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. We have received Fast Track designation for Auxora for the treatment of AP, and we may receive Fast Track designation for other product candidates in the future; however, we may not experience a faster development process, review or approval compared to conventional FDA approval timelines, and the FDA may still decline to approve Auxora or our other designated product candidates. The FDA may rescind the Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program or for any other reason.

A Breakthrough Therapy is defined by the FDA as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug, may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. The designation also includes all of the Fast Track designation benefits, including eligibility for rolling review of an NDA submission.

Seeking and obtaining these designations is dependent upon results of our clinical program, and whether and when we may have the data from our clinical programs to support an application to obtain any such designation is uncertain. Even if we do receive the designations we may apply for, we may not experience a faster development process, review or approval compared to conventional FDA or similar foreign regulatory authorities’ procedures, as applicable. The FDA or similar foreign regulatory authorities, as applicable, may rescind any granted designations if it believes that the designation is no longer supported by data from our clinical development program.

We may seek Orphan Drug Designation for our product candidates, and we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Similarly, in the European Union, the European Commission grants Orphan Drug Designation after receiving the opinion of the EMA Committee for Orphan Medicinal Products on an Orphan Drug Designation application. Orphan Drug Designation is intended to promote the development of drugs that are (1) intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (2) either (a) affecting not more than 5 in 10,000 persons in Europe, or (b) when, without incentives, it is unlikely that sales of the drug in Europe would be sufficient to justify the necessary investment in developing the drug; and (3) for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or if such a method exists, the product will be of significant benefit to those affected by the condition). In Europe, Orphan Drug Designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor. We have received Orphan Drug Designation for Auxora for the treatment of AP in the European Union, and we may receive Orphan Drug Designation for other product candidates in the future; however, we may not experience a faster development process, review or approval compared to conventional approval timelines, and the European Commission and EMA may still decline to approve Auxora or our other designated product candidates. The European Commission and EMA may rescind the Orphan Drug Designation if it believes that the designation is no longer supported by data from our clinical development program or for any other reason.

Generally, if a drug with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same or similar drug and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if, at the end of the fifth year, it is established that the drug no longer meets the criteria for Orphan Drug Designation or if the drug is sufficiently profitable such that market exclusivity is no longer justified.

Even if we obtain orphan drug exclusivity for any of our product candidates that obtain approval, that exclusivity may not effectively protect those product candidates from competition because different therapies can be approved for the same condition. Even after an orphan drug is approved, the FDA or comparable foreign authorities can subsequently approve another drug for the same condition if the relevant authority concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek Orphan Drug Designation for applicable indications for our product candidates, we may never receive such designations. Even if we do receive such designations, we may not enjoy the benefits of those designations.

We may attempt to secure approval from the FDA or comparable foreign regulatory authorities through the use of accelerated approval pathways. If we are unable to obtain such approval, we may be required to conduct additional clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.

We may in the future seek an accelerated approval for our one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that such product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post- approval confirmatory studies to verity and describe the drug’s clinical benefit. If such post- approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent FDA feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or receive an expedited regulatory designation (e.g., breakthrough therapy designation) for our product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidates would result in a longer time period to commercialization of such product candidates, if any, could increase the cost of development of such candidates and could harm our competitive position in the marketplace.

Our product candidates must meet extensive regulatory requirements before they can be commercialized and any regulatory approval may contain limitations or conditions that require substantial additional development expenses or limit our ability to successfully commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, we are not permitted to market our product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

To date, we have not submitted an NDA or other marketing authorization application to the FDA or similar drug approval submissions to comparable foreign regulatory authorities for any product candidates.

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our potential future collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. In particular, because we are seeking to identify and develop product candidates using new technologies, there is heightened risk that the FDA or other regulatory authorities may impose additional requirements prior to granting marketing approval, including enhanced safety studies or monitoring. Furthermore, as more product candidates within a particular class of products proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change.

The FDA or comparable foreign regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including:

•
such authorities may disagree with the design or implementation of our clinical trials;

•
negative or ambiguous results from our clinical trials or results may not meet the level of statistical significance required by the FDA or comparable foreign regulatory agencies for approval;
•
serious and unexpected product candidate-related side effects may be experienced by participants in our clinical trials;
•
serious and unexpected results from preclinical toxicity studies that will be completed in conjunction with late stage clinical trials;
•
the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•
such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the SOC is potentially different from that of the United States;
•
we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•
such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•
such authorities may not agree that the data collected from clinical trials of our product candidates are acceptable or sufficient to support the submission of an application for regulatory approval or other submissions or to obtain regulatory approval in the United States or elsewhere, including due to clinical trial issues encountered as a result of the COVID-19 pandemic, and such authorities may impose requirements for additional preclinical studies or clinical trials;
•
such authorities may disagree regarding the formulation, labeling and/or the specifications of our product candidates;
•
approval may be granted only for indications that are significantly more limited than what we apply for and/or with other significant restrictions on distribution and use;
•
such authorities may fail to approve any required companion diagnostics to be used with our product candidates;
•
such authorities may find deficiencies in the manufacturing processes or facilities of our or our third-party suppliers or manufacturers with which we or any of our potential future collaborators contract for clinical and commercial supplies; or
•
the approval policies or regulations of such authorities may significantly change in a manner rendering our or any of our potential future collaborators’ clinical data insufficient for approval.

With respect to foreign markets, approval procedures vary among countries and, in addition to the foregoing risks, may involve additional product candidate testing, administrative review periods and agreements with pricing authorities. In addition, events raising questions about the safety of certain marketed pharmaceuticals may result in increased cautiousness by the FDA and comparable foreign regulatory authorities in reviewing new products based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals.

Even if we eventually complete clinical trials and receive approval to commercialize our product candidates, the FDA or comparable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or the implementation of a REMS. The FDA or the comparable foreign regulatory authority also may approve a product candidate for a more limited indication or patient population than we originally requested or may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Manufacturers of our product candidates and manufacturers’ facilities are also required to comply with cGMP regulations and other similar regulatory requirements, which include requirements related to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must approve these manufacturing facilities before they can be used to manufacture our product candidates, if approved, and these facilities are subject to continual review and periodic inspections by the FDA and other comparable foreign regulatory authorities for compliance with cGMP regulations and other similar regulatory requirements.

Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and could adversely impact our business, financial condition, results of operations and prospects.

We will need to obtain FDA approval of any proposed product names, including Auxora, and any failure or delay associated with such approval may adversely affect our business.

Any name we intend to use for our current or future product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the United States Patent and Trademark Office (“USPTO”). The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims or contributes to an overstatement of efficacy. If the FDA objects to any of our proposed product names, we may be required to adopt alternative names for our product candidates. If we adopt alternative names, we would lose any goodwill or brand recognition developed for previously used names and marks as well as the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

If the FDA, EMA or any other comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the drug product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration requirements and continued compliance with cGMPs and GCP requirements, for any clinical trials that we conduct post-approval.

In addition, any regulatory approvals that we receive for our present or future product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require REMS as a condition of approval of our product candidates, which could entail requirements for long- term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

Later discovery of previously unknown problems with a product candidate, including AEs of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•
restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;
•
restrictions on the marketing or manufacturing of the product candidate, withdrawal of the product candidate from the market, or voluntary or mandatory product candidate recalls;
•
fines, untitled or warning letters or holds on clinical trials;
•
refusal by the FDA, the EMA or any other comparable foreign regulatory authority to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product candidate approvals;
•
product candidate seizure or detention, or refusal to permit the import or export of product candidates; and
•
injunctions or the imposition of civil or criminal penalties.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our or our collaborators’ ability to commercialize our product candidates, and harm our business, financial condition, results of operations and prospects.

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and other regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, other marketing application and previous responses to inspectional observations made by regulatory authorities. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The government has also required that companies enter into consent decrees or imposed permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which could adversely affect our business, financial condition, results of operations and prospects.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies such as the EMA, following its relocation to Amsterdam and corresponding staff changes, that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the global COVID-19 pandemic, the FDA and regulatory authorities outside the United States have and may adopt restrictions or other policy measures in response to the COVID-19 pandemic that divert resources and delay their attention to any submissions we may make. If a prolonged government shutdown or slowdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We may not identify or discover other product candidates and may fail to capitalize on our proprietary platform or product candidates that may present a greater commercial opportunity or for which there is a greater likelihood of success.

Our business depends upon our ability to identify, develop and commercialize product candidates. A key element of our strategy is to discover and develop additional product candidates based upon our CRAC channel inhibitor science. We are seeking to do so through our internal research programs, and may also explore strategic collaborations for the discovery of new product candidates. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. In addition, targets for different indications may require changes to our manufacturing processes, which may slow down development or make it impossible to manufacture our product candidates. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

•
the research methodology or technology platform used may not be successful in identifying potential product candidates;
•
competitors may develop alternatives that render our product candidates obsolete or less attractive;
•
we may choose to cease development if we determine that clinical results do not show promise;
•
product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;
•
a product candidate may be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria; and
•
a product candidate may not be accepted as safe and effective by patients, the medical community or third- party payors.

Because we have limited resources, we must choose to pursue and fund the development of specific types of treatment, or treatment for a specific indication, and we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Our estimates regarding the potential market for our product candidates could be inaccurate, and if we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

If any of these events occur, we may be forced to abandon or delay our development efforts with respect to a particular product candidate or fail to develop a potentially successful product candidate.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any product candidate that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidate programs in clinical trials and may face an even greater risk if we commercialize any product candidate that we may develop. If we cannot successfully defend ourselves against claims that any such product candidate programs caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•
decreased demand for any product candidate that we may develop;
•
loss of revenue;
•
substantial monetary awards to trial participants or patients;
•
significant time and costs to defend the related litigation;
•
withdrawal of clinical trial participants;
•
increased insurance costs;
•
the inability to commercialize any product candidate that we may develop; and
•
injury to our reputation and significant negative media attention.

Any such outcomes could adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Manufacturing, Commercialization and Reliance on Third Parties

We rely on third parties to conduct and perform most of our research, preclinical studies and clinical trials. If these third parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements, fail to meet projected clinical trial enrollment schedules or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.

We do not have the ability to conduct most aspects of our preclinical studies or clinical trials in-house. As a result, we are and expect to remain dependent on third parties to conduct or otherwise support our ongoing clinical trials and any future clinical trials of our product candidates. Specifically, CROs, clinical investigators, and consultants play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the member states of the EEA, and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with investigational product produced under cGMP regulations (and similar foreign requirements). Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

CROs, clinical trial investigators or other third parties on which we rely may not devote adequate time and resources to our development activities or perform as contractually required. These risks are heightened as a result of the efforts of government agencies and the CROs themselves to limit the spread of COVID-19, including quarantines and shelter-in-place orders. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or any comparable foreign regulatory authority concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our product candidates.

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms, or at all. Further, under certain circumstances, these third parties may terminate their agreements with us upon as little as 30 days prior written notice. Entering into arrangements with alternative CROs, clinical trial investigators or other third parties involves additional cost and requires management focus and time, in addition to requiring a transition period when a new CRO, clinical trial investigator or other third party begins work. If third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain are compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such third parties are associated with may be extended, delayed or terminated, and we may not be able to obtain marketing approval for or successfully commercialize our product candidates. As a result, we believe that our financial results and the commercial prospects for our product candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

In addition, with respect to investigator-sponsored trials that are being conducting and may be conducted in the future, we do not and would not control the design or conduct of these trials, and it is possible that the FDA will not view these investigator-sponsored trials as providing adequate support for future clinical trials or market approval, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results. We expect that such arrangements will provide us certain information rights with respect to the investigator-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory submissions, resulting from the investigator-sponsored trials. However, we would not have control over the timing and reporting of the data from investigator-sponsored trials, nor would we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the firsthand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected. The investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in investigator- sponsored clinical trials could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates and the public perception of our product candidates. Additionally, the FDA may disagree with the sufficiency of our right of reference to the preclinical, manufacturing or clinical data generated by these investigator-sponsored trials, or our interpretation of preclinical, manufacturing or clinical data from these investigator-sponsored trials. If so, the FDA may require us to obtain and submit additional preclinical, manufacturing, or clinical data.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

We contract with third parties for the manufacturing and supply of certain goods and services for our product candidates for use in preclinical studies and clinical trials, which supply may become limited or interrupted or may not be of satisfactory quality and quantity.

We do not have any manufacturing facilities. We produce in our laboratory relatively small quantities of product for evaluation in our research programs. We rely on third parties for the manufacture of most of our product candidates for preclinical testing and all of our product candidates for clinical testing and we will continue to rely on such third parties for commercial manufacture if any of our product candidates are approved. We currently have limited manufacturing arrangements and expect that each of our product candidates, including Auxora, will only be covered by single source suppliers for the foreseeable future. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

Furthermore, all entities involved in the preparation of product candidates for clinical trials or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with cGMP requirements. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of an NDA on a timely basis and must adhere to the FDA’s Good Laboratory Practice (“GLP”) regulations and cGMP regulations enforced by the FDA through its facilities inspection program. Comparable foreign regulatory authorities may require compliance with similar requirements. Our facilities and quality systems, and those of our third-party contract manufacturers, must pass a pre-approval inspection for compliance with the applicable regulations as a condition of marketing approval of our product candidates. We do not control the manufacturing activities of, and are completely dependent on, our contract manufacturers for compliance with cGMP regulations, although the FDA will hold us responsible for any such non-compliance with respect to our product candidates and any future approved products.

In the event that any of our contracted third parties fails to comply with such requirements or to perform their obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, including due to the impact of the COVID-19 pandemic or the ongoing conflict between Ukraine and Russia, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third- party, which we may not be able to do on commercially reasonable terms, if at all. In particular, any replacement of a third-party contractor could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture a certain aspect of our product candidates may be unique or proprietary to the third party performing such process and we may have difficulty transferring such skills or technology to another third- party and a feasible alternative may not exist. In addition, certain of our product candidates and our own proprietary methods have never been produced or implemented outside of our company, and we may therefore experience delays to our development programs if we attempt to establish new third-party arrangements for these product candidates or methods. If we are required to or voluntarily change a third-party contractor for any reason, we will be required to verify that the new third party maintains facilities, processes and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

Our or a third-party’s failure to execute on our manufacturing and supply requirements, do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including:

•
in the event of approval, to initiate or continue clinical trials of our product candidates;
•
delays in submitting regulatory applications, or receiving marketing approvals, for our product candidates;
•
loss of the cooperation of future collaborators;
•
subjecting our or any third-party manufacturing facilities to additional inspections by regulatory authorities; or
•
requirements to cease development to market and commercialize our product candidates, an inability to meet commercial demands for our current or any other future product candidates, if approved.

Any approved product candidates may fail to achieve the degree of market acceptance by physicians, patients, hospitals, healthcare payors and others in the medical community necessary for commercial success.

If any of our product candidates receives marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. Our CRAC channel inhibitors are a relatively novel technology, and no CRAC channel inhibitor-based therapy has been approved to date. Public perception may be influenced by third-party claims, such as claims that CRAC channel inhibitors are unsafe, ineffective and, consequently, our approach may not gain the acceptance of the public or the medical community. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•
efficacy and potential advantages compared to alternative treatments;
•
our ability to offer our product candidates for sale at competitive prices;
•
convenience and ease of administration compared to alternative treatments;
•
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•
the availability of coverage and adequate reimbursement by third-party payors, including government payors, for our products, if approved by applicable regulatory authorities;
•
the strength of marketing and distribution support; and
•
the prevalence and severity of any side effects.

For example, Auxora is an injectable emulsion drug product that must be administered intravenously over four hours, and this dosing regimen may be inconvenient for physicians or patients.

If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable.

We may not be able to successfully commercialize our product candidates due to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could make it difficult for us to sell our product candidates profitably.

Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with those medications. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of our product candidates. Therefore, coverage and adequate reimbursement are critical to a new product’s acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new products when more established or lower cost therapeutic alternatives are already available or subsequently become available.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, there is no uniform policy among third-party payors for coverage and reimbursement. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting reimbursement policies, but also have their own methods and approval process apart from Medicare coverage and reimbursement determinations. Therefore, one third-party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product.

Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third- party payor’s determination that use of a product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process, with uncertain results, that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our product candidates to the payor. There may be significant delays in obtaining such coverage and reimbursement for newly approved product candidates, and coverage may not be available, or may be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors, by any future laws limiting drug prices and by any future relaxation of laws that presently restrict imports of product from countries where they may be sold at lower prices than in the United States.

Reimbursement may not be available for any product that we commercialize and, if coverage and reimbursement are available, the level of reimbursement may not be adequate. Obtaining reimbursement for our product candidates may be particularly difficult because of the higher prices often associated with branded therapeutics and therapeutics administered under the supervision of a physician. Additionally, we expect our future products to potentially be more expensive than other therapeutics due to the personalized and proprietary product selection process of our product candidates, as well as our individualized approach to patient treatment, which requires patient hospitalization, in some cases intensive care unit admission and the potential administration of combination therapies, all of which increases costs and may result in reimbursement payment rates which may not be adequate or may require co-payments that patients find unacceptably high. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved product candidates that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates and our overall financial condition. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

Additionally, separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used. Further, from time to time, the Centers for Medicare & Medicaid Services (“CMS”) revises the reimbursement systems used to reimburse health care providers, including the Medicare Physician Fee Schedule and Hospital Outpatient Prospective Payment System, which may result in reduced Medicare payments.

We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the successful commercialization of new products. Further, the adoption and implementation of any future governmental cost containment or other health reform initiative may result in additional downward pressure on the price that we may receive for any approved product.

Outside of the United States, many countries require approval of the sale price of a product before it can be marketed, and the pricing review period only begins after marketing or product licensing approval is granted. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Member states are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost- effectiveness of a particular product candidate to currently available therapies. To obtain reimbursement or pricing approval in some of these countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, new products are facing increasingly high barriers to entry. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if such product candidates obtain marketing approval.

If any of our product candidates are approved for marketing and commercialization and we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we will be unable to successfully commercialize our product candidates if and when they are approved.

We have no sales, marketing or distribution capabilities or experience. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization, which would be expensive and time consuming, or outsource these functions to other third parties. In the future, we may choose to build a focused sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for, some of our product candidates if and when they are approved.

There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability of these product revenue to us are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

Even if we obtain FDA approval of any of our product candidates, we may never obtain approval or commercialize such product candidates outside of the United States, which would limit our ability to realize their full market potential.

In order to market any product candidates outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our ability to realize the full market potential of our product candidates will be harmed.

Risks Related to Our Industry and Business Operations

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to continue to successfully develop or commercialize our product candidates or otherwise implement our business plan.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical, legal, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel. The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result.

We conduct substantially all of our operations at our facility in La Jolla, California. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with certain of our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

Dr. Rachel Leheny, our Chief Executive Officer and a member of our Board of Directors, and Eric W. Roberts, our Chief Business Officer and a member of our Board of Directors, also provide services for Valence, an investment fund that is one of our significant stockholders.

Our Chief Executive Officer and member of our Board of Directors, Dr. Leheny, and our Chief Business Officer and member of our Board of Directors, Mr. Roberts, are the co-founders of Valence Life Sciences (“Valence”), are employed as managing directors of Valence and beneficially own the shares of the company held by Valence. Entities affiliated with Valence beneficially owned approximately 13.8% of our common stock as of March 20, 2023. Although we expect that each of Dr. Leheny and Mr. Roberts will devote on average at least 40 hours per week to our company and remain highly active in our management, they will also continue to devote time to Valence. Because Dr. Leheny and Mr. Roberts are not required to work exclusively for us, their attention to other activities could slow our operations, which could adversely affect our business. In addition, although we do not believe Valence currently has any investments that conflict with our interests, in the future Valence may invest in companies that may compete with us for business opportunities or develop products that are competitive with ours. As a result, Dr. Leheny’s and Mr. Roberts’ interests may not be aligned with the interests of our other stockholders, and they may from time to time be incentivized to take certain actions that benefit their other interests and that our other stockholders do not view as being in their interest as investors in our company.

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of March 31, 2023, we employed 12 full-time employees, five of whom were primarily engaged in research and development activities. We also engage various consultants that are primarily engaged in research and development activities. As we advance our research and development programs, we may be required to further increase the number of our employees, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

•
identify, recruit integrate, maintain and motivate additional qualified personnel;
•
manage our development efforts effectively, including the initiation and conduct of clinical trials for our product candidates, both as a monotherapy and combination therapy; and
•
improve our operational, financial and management controls, reporting systems and procedures.

Our need to effectively execute our growth strategy requires that we:

•
discover new product candidates, develop the process and analytical methods for IND-enabling studies and regulatory submissions, complete the required IND-enabling studies for each, and receive approval from the FDA and other regulatory authorities to initiate clinical trials for such product candidates;
•
manage our clinical trials effectively;
•
identify, recruit, retain, incentivize and integrate additional employees;
•
maintain sufficient quantities of drug product for clinical supply and establish manufacturing capabilities or arrangements with third-party manufacturers for commercial supply, if and when approved; and
•
continue to improve our operational, financial and management controls, reports systems and procedures.

Our future financial performance and our ability to develop, manufacture and commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert financial and other resources, and a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time, to managing these growth activities.

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals. Furthermore, the United States is currently experiencing an increasingly competitive labor market and we are uncertain as to the employment environment in the future, or how that environment will impact our workforce, including our ability to hire or retain qualified employees, consultants, contractors or other key personnel to facilitate our growth.

We face substantial competition, which may result in others discovering, developing or commercializing product candidates more quickly or marketing them more successfully than us.

The development and commercialization of new product candidates is highly competitive. We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop therapies for the treatment of acute critical illnesses. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize product candidates that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any product candidates that we may develop or that would render any product candidates that we may develop obsolete or non-competitive. Our competitors also may obtain marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Moreover, with the proliferation of new drugs and therapies into critical illnesses, we expect to face increasingly intense competition as new technologies become available. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The highly competitive nature of and rapid technological changes in the biotechnology and pharmaceutical industries could render our product candidates or our technology obsolete, less competitive or uneconomical.

The amount and type of clinical data that may be required by regulatory authorities may increase or change. Consequently, the results of our clinical trials for product candidates will likely need to show a risk benefit profile that is competitive with or more favorable than products approved prior to ours in order to obtain marketing approval or, if approved, a product label that is favorable for commercialization. If the risk benefit profile is not competitive with those product candidates or product candidate candidates, we may have developed a product that is not commercially viable, that we are not able to sell profitably or that is unable to achieve favorable pricing or reimbursement. In such circumstances, our future product business, financial condition, results of operations and prospects could be adversely affected.

There is significant investment across the biotechnology and pharmaceutical industries in developing novel and proprietary therapies for acute critical illnesses. We face substantial and increasing competition on multiple fronts, including from larger companies with access to more resources and capital, as well as more experience in research and development, clinical trials and commercialization. Smaller or earlier-stage companies as well as academic institutions, government agencies and public and private research institutions may also prove to be significant competitors. Additionally, we may face competition in hiring scientific and management personnel, establishing clinical trial sites, recruiting patients to participate in clinical trials and acquiring technologies complementary to, or necessary for our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize product candidates that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any product candidates that we may develop. Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our programs are likely to be their efficacy, safety, convenience, price and degree of reimbursement.

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and subject enrollment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

The key competitive factors affecting the success of all of our programs are likely to be the possibility of other companies developing drugs that address the same illnesses that we are aiming to address. Some of these markets are limited and significant competition could reduce the number of patients we are able to reach. If we are not successful in developing, commercializing and achieving higher levels of reimbursement than our competitors, we will not be able to compete against them and our business would be adversely affected.

We may wish to form collaborations in the future with respect to our product candidates, but may not be able to do so or realize the potential benefits of such transactions, which may cause us to alter or delay our development and commercialization plans.

The development and potential commercialization of our product candidates will require substantial additional capital to fund expenses. We may, in the future, decide to collaborate with other biopharmaceutical companies for the development and potential commercialization of those product candidates, including in territories outside the United States or for certain indications. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third-party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third-party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of our technologies, product candidates and market opportunities. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidates. We may also be restricted under any license agreements from entering into agreements on certain terms or at all with potential collaborators.

Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators and changes to our strategies. As a result, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of such product candidate, reduce or delay one or more of our other development programs, delay the potential commercialization or reduce the scope of any planned sales or marketing activities for such product candidate, or increase our expenditures and undertake development, manufacturing or commercialization activities at our own expense. If we elect to increase our expenditures to fund development, manufacturing or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

Our product candidates may also require specific components to work effectively and efficiently, and rights to those components may be held by others. We may be unable to in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, which would harm our business. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”). Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use, or disclose individually identifiable health information, provided by a HIPAA-covered entity or business associate in a manner that is not authorized or permitted by HIPAA.

Additionally, new privacy rules are being enacted in the United States and globally, and existing ones are being updated and strengthened. For example, the California Consumer Privacy Act (“CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA has been amended several times, and it is possible that further amendments will be enacted, but even in its current form it remains unclear how various provisions of the CCPA will be interpreted and enforced. State laws are changing rapidly, with both Virginia and Colorado recently following California’s lead and enacting their own statutory privacy regimes, and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products and services involving data are offered, all of which may harm our business, financial condition, results of operations and prospects. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework that may also apply to health-related and other personal information obtained outside of the United States, including but not limited to the European Union (“EU”). For example, the EU has adopted the General Data Protection Regulation (“GDPR”), which went into effect on May 25, 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain.

For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. The European Commission published a draft adequacy decision on February 19, 2021. If adopted, the decision will enable data transfers from EU member states to the United Kingdom for a four-year period, subject to subsequent extensions.

Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation, breach reporting requirements and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Our internal information technology systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could result in a material disruption of our product candidates’ development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party contractors who have access to our confidential information.

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third- party CROs and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to data leakage. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our product candidates could be delayed.

While we invest in our information security systems, we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents that could have an adverse effect upon our reputation, business, financial condition, results or operations and prospects. For example, we have experienced phishing attacks in the past and we may be a target of phishing attacks or other cyber-attacks in the future. As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, which could result in material adverse impacts to our business, including the theft of our intellectual property, have increased in frequency and sophistication. In addition to traditional computer “hackers,” threat actors, software bugs, malicious code (such as viruses and worms), employee theft or misuse, denial-of-service attacks (such as credential stuffing), phishing and ransomware attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. We may not be successful in preventing or detecting cyber-attacks or mitigating their effects, or we may be perceived as having failed to do so. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Furthermore, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

We or the third parties upon whom we depend may be adversely affected by earthquakes, fires or other natural disasters, terrorism or similar unforeseen events and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our headquarters and main research facility are located in California near major earthquake faults and fire zones. If earthquakes, fires, other natural disasters, terrorism or similar unforeseen events beyond our control prevent us from using all or a significant portion of our headquarters or research facility, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We do not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of our internal or third-party service provider disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe AEs. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to conduct our clinical trials, our development plans and business.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2022, we had federal and state net operating loss (“NOL”) carryforwards of approximately $75.4 million and $74.4 million, respectively. $40.6 million of our federal NOLs were generated prior to 2018 and will begin to expire in 2026, unless previously utilized, but may be used to offset up to 100% of future taxable income before expiration. Under current law, our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax law. We also have federal and state research and development credit carryforwards totaling $4.9 million and $2.2 million, respectively. The federal research and development credit carryforwards will begin to expire in 2027, unless previously utilized. The state research and development credits do not expire.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change NOL carryforwards and certain other tax attributes to offset its post-change income or taxes may be limited. This could limit the amount of NOLs or other applicable tax attributes that we can utilize annually to offset future taxable income or tax liabilities. We have not undertaken a Section 382 study, and it is possible that we have previously undergone one or more ownership changes so that our use of net operating losses is subject to limitation. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use, or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), the Coronavirus Aid, Relief, and Economic Security and the Inflation Reduction Act (“IRA”) enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Changes in healthcare law and implementing regulations, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and may have a significant adverse effect on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Among policy makers and payors in the United States and elsewhere, including in the EU, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”), substantially changed the way healthcare is financed by both the government and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. As another example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive healthcare provisions and amendments to existing laws, including a requirement that all manufacturers of drugs and biological products covered under Medicare Part B report the product’s average sales price, or ASP, to Department of Health and Human Services (“HHS”) beginning on January 1, 2022, subject to enforcement via civil money penalties.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the Affordable Care Act. By way of example, the Tax Act repealed penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance, commonly referred to as the “individual mandate.” Following several years of litigation in the federal courts, in June 2021 the U.S. Supreme Court upheld the Affordable Care Act when it dismissed a legal challenge to the Affordable Care Act’s constitutionality on procedural grounds following that legislative repeal of the individual mandate. It is possible that the Affordable Care Act will be subject to additional challenges in the future. Prior to the Supreme Court’s decision, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. Further, on August 16, 2022, President Biden signed the IRA into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act, our business, or financial condition.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted that affect healthcare expenditures. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to legislative amendments to the statute, will remain in effect until 2032, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. In addition, new laws may result in additional reductions in Medicare and other healthcare funding, which may adversely affect customer demand and affordability for our product candidates and, accordingly, the results of our financial operations.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries, presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. Moreover, in July 2021, President Biden issued a sweeping executive order on promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and healthcare insurance industries. Among other things, the executive order includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry. The executive order also directs the FDA to work towards implementing a system for importing drugs from Canada (following on a Trump administration notice-and-comment rulemaking on Canadian drug importation that was finalized in October 2020). In response to President Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs as implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. For example, California requires pharmaceutical manufacturers to notify certain purchasers, including health insurers and government health plans at least 60 days before any scheduled increase in the wholesale acquisition cost (“WAC”), of their product if the increase exceeds 16%, and further requires pharmaceutical manufacturers to explain whether a change or improvement in the product necessitates such an increase. Similarly, Vermont requires pharmaceutical manufacturers to disclose price information on certain prescription drugs, and to provide notification to the state if introducing a new drug with a WAC in excess of the Medicare Part D specialty drug threshold. In December 2020, the U.S. Supreme Court also held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers, or PBMs, and other members of the healthcare and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs, once marketing approval is obtained.

In the EU, coverage and reimbursement status of any product candidates for which we obtain regulatory approval are provided for by the national laws of member states. The requirements may differ across the EU member states. Also, at national level, actions have been taken to enact transparency and anti-gift laws (similar to the US Physician Payments Sunshine Act) regarding payments between pharmaceutical companies and health care professionals.

We are subject to applicable fraud and abuse, transparency, government price reporting, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any future product candidates we may develop and any product candidates for which we obtain marketing approval. Our current and future arrangements with clinical investigators, third-party payors, healthcare provider and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we research, market, sell and distribute our product candidates. The laws that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits any person or entity from, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The federal Anti-Kickback Statute has also been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, and purchasers, on the other the other hand. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but these exceptions and safe harbors are narrowly drawn. Practices that are alleged to be intended to induce prescribing, purchases or recommendations, or include any payments of more than fair market value, may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
federal civil and criminal false claims laws, such as the civil False Claims Act (“FCA”), which can be enforced by private citizens through civil qui tam actions, and civil monetary penalty laws prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment of federal funds, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. For example, pharmaceutical companies have been prosecuted under the FCA in connection with, among other things their alleged off-label promotion of drugs, engaging in improper consulting arrangements with physicians, concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and providing free product to customers with the expectation that the customers would bill federal health care programs for the product. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Moreover, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;
•
HIPAA which, among other things, imposes criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by HITECH and their implementing regulations, which imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective business associates and covered subcontractors. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•
the federal transparency requirements under the Physician Payments Sunshine Act, created under the Affordable Care Act, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to report to CMS information related to payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals and physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members;
•
federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•
state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers; and
•
state and foreign laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to track and report gifts, compensation and other remuneration provided to physicians and other health care providers; state and local laws that require the registration of pharmaceutical sales representatives; and state health information privacy laws, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.

We have entered into consulting and scientific advisory board arrangements with physicians and other healthcare providers, including some who could influence the use of our product candidates, if approved, and have received equity awards as compensation for services provided to us. Because of the complex and far-reaching nature of these laws, regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant penalties. We could be adversely affected if regulatory agencies interpret our financial relationships with providers who may influence the ordering of and use our product candidates, if approved, to be in violation of applicable laws.

Federal and state enforcement bodies have continued their scrutiny of interactions between healthcare companies and healthcare providers, which has led to significant investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations will likely be costly. If our operations are found to be in violation of any of these laws or any other current or future governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could substantially disrupt our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Our current or future employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA and applicable non-U.S. regulators, provide accurate information to the FDA and applicable non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for Auxora, any future product candidates, and other proprietary technologies we develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize Auxora, any future product candidates, and other proprietary technologies if approved, may be adversely affected.

Our commercial success will depend in part on our ability to obtain and maintain a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to Auxora, any future product candidates, and other proprietary technologies we develop. If we are unable to obtain or maintain patent protection with respect to Auxora, any future product candidates, and other proprietary technologies we may develop, our business, financial condition, results of operations, and prospects could be materially harmed.

The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal, scientific, and factual questions and has been the subject of frequent litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our patent applications may not result in patents being issued which protect Auxora, any future product candidates, and other proprietary technologies we may develop or which effectively prevent others from commercializing competitive technologies and products. Further, no consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States or in many jurisdictions outside of the United States. Changes in either the patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that may be issued from the applications we currently or may in the future own or license from third parties. Further, if any patents we obtain or license are deemed invalid and unenforceable, our ability to commercialize or license our technology could be adversely affected.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our actual or potential future collaborators will be successful in protecting Auxora, any future product candidates, and other proprietary technologies and their uses by obtaining, defending and enforcing patents. These risks and uncertainties include the following:

•
the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;

•
patent applications may not result in any patents being issued;
•
patents that may be issued may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable, or may otherwise not provide any competitive advantage;
•
our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with, or eliminate our ability to make, use and sell our potential product candidates;
•
other parties may have designed around our claims or developed technologies that may be related or competitive to our platform, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, either by claiming the same composition of matter, methods or formulations or by claiming subject matter that could dominate our patent position;
•
any successful opposition to any patents owned by or licensed to us could deprive us of rights necessary for the practice of our technologies or the successful commercialization of any products or product candidates that we may develop;
•
because patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to Auxora, any future product candidates, and other proprietary technologies and their uses;
•
an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications for any application with an effective filing date before March 16, 2013;
•
there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
•
countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop, and market competing product candidates in those countries.

The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, or maintain all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection for such output. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in any of our owned patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use Auxora, any future product candidates, and other proprietary technologies and erode or negate any competitive advantage we may have, which could have a material adverse effect on our financial condition and results of operations. For example:

•
others may be able to make compounds that are similar to Auxora and any future product candidates but that are not covered by the claims of our patents;
•
we might not have been the first to make the inventions covered by our pending patent applications;
•
we might not have been the first to file patent applications for these inventions;
•
others may independently develop similar or alternative technologies or duplicate any of our technologies;
•
any patents that we obtain may not provide us with any competitive advantages;
•
we may not develop additional proprietary technologies that are patentable;

•
our competitors might conduct research and development activities in countries where we do not have patent rights or where patent protection is weak and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•
we cannot ensure that any of our patents, or any of our pending patent applications, if issued, will include claims having a scope sufficient to protect our products;
•
we cannot ensure that we will be able to successfully commercialize our products on a substantial scale, if approved, before the relevant patents that we own expire; or
•
the patents of others may have an adverse effect on our business.

Others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to ours or important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed by us, or that we will not be involved in interference, opposition or invalidity proceedings before U.S. or non-U.S. patent offices.

We cannot be certain that the claims in our issued patents and pending patent applications covering Auxora or any future product candidates will be considered patentable by the USPTO, courts in the United States, or by patent offices and courts in foreign countries. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property internationally.

The strength of patents in the biotechnology and pharmaceutical fields involves complex legal and scientific questions and can be uncertain. The patent applications that we own may fail to result in issued patents with claims that cover Auxora and any future product candidates in the United States or in foreign countries. Even if such patents do successfully issue, third parties may challenge the ownership, validity, enforceability, or scope thereof, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful opposition to our patents could deprive us of exclusive rights necessary for the successful commercialization of Auxora and any future product candidates. Furthermore, even if they are unchallenged, our patents may not adequately protect our intellectual property, provide exclusivity for Auxora or any future product candidates or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents we hold with respect to Auxora or any future product candidates is threatened, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize, Auxora or any future product candidates.

For U.S. patent applications in which claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our participation in an interference proceeding may fail and, even if successful, may result in substantial costs and distract our management and other employees.

For U.S. patent applications containing a claim not entitled to priority before March 16, 2013, there is greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act, or America Invents Act, was signed into law. The America Invents Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO is developing regulations and procedures to govern the administration of the America Invents Act, and many of the substantive changes to patent law associated with the America Invents Act, and in particular, the “first to file” provisions, were enacted on March 16, 2013. This will require us to be cognizant going forward of the time from invention to filing of a patent application and be diligent in filing patent applications, but circumstances could prevent us from promptly filing patent applications on our inventions. It remains unclear what impact the America Invents Act will have on the operation of our business. As such, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

The term of any individual patent depends on applicable law in the country where the patent is granted. In the United States, provided all maintenance fees are timely paid, a patent generally has a term of 20 years from its application filing date or earliest claimed non-provisional filing date. Extensions may be available under certain circumstances, but the life of a patent and, correspondingly, the protection it affords is limited. Even if we obtain patents covering our product candidates, when the terms of all patents covering a product expire, our business may become subject to competition from competitive products, including generic products. Given the amount of time required for the development, testing, and regulatory review and approval of new product candidates, patents protecting such candidates may expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain patent term extension for Auxora, our business may be materially harmed.

Depending upon the timing, duration, and specifics of any FDA marketing approval of Auxora, or any future product candidate we may develop, one or more of patents issuing from our U.S. patent applications may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, or Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplemental Protection Certificate, or SPC. If we encounter delays in our development efforts, including our clinical trials, the period of time during which we could market Auxora and any future product candidates under patent protection would be reduced. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent process. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on any issued patents and/or applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay these fees due to foreign patent agencies. While an inadvertent lapse may sometimes be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market with similar or identical products or technology earlier than should otherwise have been the case, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect Auxora.

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly on obtaining and enforcing patents. Our patent rights may be affected by developments or uncertainty in U.S. or foreign patent statutes, patent case law, USPTO rules and regulations or the rules and regulations of foreign patent offices. Obtaining and enforcing patents in the biotechnology and pharmaceutical industry involve both technological and legal complexity, and is therefore costly, time- consuming and inherently uncertain. In addition, the United States may, at any time, enact changes to U.S. patent law and regulations, including by legislation, by regulatory rule-making, or by judicial precedent, that adversely affect the scope of patent protection available and weaken the rights of patent owners to obtain patents, enforce patent infringement and obtain injunctions and/or damages. For example, the scope of patentable subject matter under 35 U.S.C. 101 has evolved significantly over the past several years as the Court of Appeals for the Federal Circuit and the Supreme Court issued various opinions, and the USPTO modified its guidance for practitioners on multiple occasions. Other countries may likewise enact changes to their patent laws in ways that adversely diminish the scope of patent protection and weaken the rights of patent owners to obtain patents, enforce patent infringement, and obtain injunctions and/or damages.

Further, the United States and other governments may, at any time, enact changes to law and regulation that create new avenues for challenging the validity of issued patents. For example, the America Invents Act created new administrative post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings that allow third parties to challenge the validity of issued patents. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may not be able to protect our intellectual property rights throughout the world.

Patents are of national or regional effect. Filing, prosecuting, and defending patents on Auxora, any future product candidates, and other proprietary technologies we develop in all countries throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights in the same manner and to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement of such patent protection is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

The requirements for patentability may differ in certain countries. For example, unlike other countries, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug. In India, unlike the United States, there is no link between regulatory approval for a drug and its patent status. In addition to India, certain countries in Europe and developing countries, including China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, some countries limit the enforceability of patents against government agencies or government contractors.

In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology or pharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. In Europe, beginning June 1, 2023, European applications and patent may be subjected to the jurisdiction of the Unified Patent Court (UPC). Also, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty. As a single court system can invalidate a European patent, we, where applicable may opt out of the UPC and as such, each European patent would need to be challenged in each individual country. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. We currently maintain one granted patent in Russia.

We may become subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents rights, trade secrets, or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. For example, we may have inventorship disputes arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing Auxora or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business, financial condition, results of operations and prospects. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.

Our program may require the use of intellectual property rights held by third parties. The growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, Auxora may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license, on reasonable terms, proprietary rights related to any compositions, formulations, methods of use, processes or other intellectual property rights from third parties that we identify as being necessary for Auxora. Even if we are able to obtain a license to such proprietary rights, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

Where we obtain licenses from or collaborate with third parties, we may not have the right to control the preparation, filing, and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties, or such activities, if controlled by us, may require the input of such third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business, or in compliance with applicable laws and regulations, which may affect the validity and enforceability of such patents or any patents that may issue from such application. Moreover, if we do obtain necessary licenses, we will likely have obligations under those licenses, including making royalty and milestone payments, and any failure to satisfy those obligations could give our licensor the right to terminate the license. Termination of a necessary license, or expiration of licensed patents or patent applications, could have a material adverse impact on our business. Our business would suffer if any such licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. Furthermore, if any licenses terminate, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties may gain the freedom to seek regulatory approval of, and to market, products identical or similar to ours. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

The licensing and acquisition of third-party proprietary rights is a competitive area, and companies, which may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party proprietary rights that we may consider necessary or attractive in order to commercialize Auxora. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

For example, we may collaborate with U.S. and foreign academic institutions to accelerate our research development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate an exclusive license to any of the institution’s proprietary rights in technology resulting from the collaboration. Regardless of such option to negotiate a license, we may be unable to negotiate a license within the specified time frame or under terms that are acceptable to us. If we are unable to do so, the institution may offer, on an exclusive basis, their proprietary rights to other parties, potentially blocking our ability to pursue our program.

In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us, either on reasonable terms, or at all. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment, or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights on commercially reasonable terms, our ability to commercialize our products, and our business, financial condition, and prospects for growth, could suffer.

Third-party claims alleging intellectual property infringement may prevent or delay our drug discovery and development efforts.

Our success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including inter partes review, interference and reexamination proceedings before the USPTO, or oppositions and other comparable proceedings in foreign jurisdictions. The America Invents Act introduced new procedures including inter partes review and post grant review. The implementation of these procedures brings uncertainty to the possibility of challenges to our patents in the future and the outcome of such challenges. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing Auxora. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our activities related to Auxora may give rise to claims of infringement of the patent rights of others.

The pharmaceutical and biotechnology industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. We cannot assure you that any of our current or future product candidates will not infringe existing or future patents. We may not be aware of patents that have already issued that a third party might assert are infringed by one of our current or future product candidates. Nevertheless, we are not aware of any issued patents that will prevent us from marketing Auxora.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of Auxora. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be currently pending third-party patent applications which may later result in issued patents that Auxora, any future product candidates, and other proprietary technologies may infringe, or which such third parties claim are infringed by the use of our technologies. Parties making claims against us for infringement or misappropriation of their intellectual property rights may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize Auxora or future product candidates. Defense of these claims, regardless of their merit, could involve substantial expenses and could be a substantial diversion of management and other employee resources from our business.

If we collaborate with third parties in the development of technology in the future, our collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to litigation or potential liability. Further, collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability. In the future, we may agree to indemnify our commercial collaborators against certain intellectual property infringement claims brought by third parties.

Any claims of patent infringement asserted by third parties would be time-consuming and could:

•
result in costly litigation;
•
divert the time and attention of our technical personnel and management;
•
cause development delays;
•
prevent us from commercializing Auxora or any future product candidates until the asserted patent expires or is finally held invalid, unenforceable, or not infringed in a court of law;
•
require us to develop non-infringing technology, which may not be possible on a cost-effective basis;
•
require us to pay damages to the party whose intellectual property rights we may be found to be infringing, which may include treble damages if we are found to have been willfully infringing such intellectual property;
•
require us to pay the attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be willfully infringing; and/or
•
require us to enter into royalty or license agreements, which may not be available on commercially reasonable terms, or at all.

If we are sued for patent infringement, we would need to demonstrate that our products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do either. Proving invalidity or unenforceability is difficult. For example, in the United States, proving invalidity before federal courts requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, which may not be available, defend an infringement action or challenge the validity or enforceability of the patents in court. Patent litigation is costly and time-consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid or unenforceable, we may incur substantial monetary damages, encounter significant delays in bringing Auxora or any future product candidates to market and be precluded from developing, manufacturing or selling Auxora or any future product candidates.

We do not always conduct independent reviews of pending patent applications of and patents issued to third parties. We cannot be certain that any of our patent searches or analyses, including but not limited to the identification of relevant patents, analysis of the scope of relevant patent claims or determination of the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States, Europe and elsewhere that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction, because:

•
some patent applications in the United States may be maintained in secrecy until the patents are issued;
•
patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived;

•
pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, Auxora, and any future product candidates or the use of Auxora and any future product candidates;
•
identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases, and the difficulty in assessing the meaning of patent claims;
•
patent applications in the United States are typically not published until 18 months after the priority date; and
•
publications in the scientific literature often lag behind actual discoveries.

Furthermore, the scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history and can involve other factors such as expert opinion. Our interpretation of the relevance or the scope of claims in a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. Further, we may incorrectly determine that our technologies, products, or product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or internationally that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our products or product candidates.

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours, and others may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import Auxora and future approved products or impair our competitive position. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of Auxora. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions. Other countries have similar laws that permit secrecy of patent applications and may be entitled to priority over our applications in such jurisdictions.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

If a third party prevails in a patent infringement lawsuit against us, we may have to stop making and selling the infringing product, pay substantial damages, including treble damages and attorneys’ fees if we are found to be willfully infringing a third party’s patents, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.

We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of Auxora. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize Auxora, which could harm our business significantly. Even if we were able to obtain a license, the rights may be nonexclusive, which may give our competitors access to the same intellectual property.

We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industries, in addition to our employees, we engage the services of consultants to assist us in the development of Auxora, any future product candidates, and other proprietary technologies. Many of these consultants, and many of our employees, were previously employed at, or may have previously provided or may be currently providing consulting services to, other pharmaceutical companies including our competitors or potential competitors. We may become subject to claims that we, our employees or a consultant inadvertently or otherwise used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

We may be involved in lawsuits to protect or enforce our patents which could be expensive, time-consuming, and unsuccessful. Further, our issued patents could be found invalid or unenforceable if challenged in court, and we may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

Third parties including competitors may infringe, misappropriate or otherwise violate our patents or patents that may issue to us in the future. To counter infringement or unauthorized use, we may need to or choose to file infringement claims, which can be expensive and time-consuming. We may not be able to prevent, infringement, misappropriation, or other violation of our intellectual property, particularly in countries where the laws may not protect those rights as fully as in the United States.

If we choose to go to court to stop another party from using the inventions claimed in our patents, that individual or company has the right to ask the court to rule that such patents are invalid, unenforceable, or should not be enforced against that third party for any number of reasons. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements for patentability, including lack of novelty, obviousness, lack of written description, indefiniteness, or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution, i.e., committed inequitable conduct. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. Similar mechanisms for challenging the validity and enforceability of a patent exist in foreign patent offices and courts and may result in the revocation, cancellation, or amendment of any foreign patents we hold now or in the future. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and prior art could render our patents invalid. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business.

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development or manufacturing partnerships that would help us bring Auxora and any future product candidates to market.

Even if resolved in our favor, litigation or other legal proceedings relating to our intellectual property rights may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Our ability to enforce our patent rights depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components or methods that are used in connection with their products and services. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product or service. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded if we were to prevail may not be commercially meaningful.

Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties.

Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our issued patent, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed. Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

We may rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors, and inventions agreements with employees, consultants, and advisors, to protect our trade secrets and other proprietary information. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Despite these efforts, we cannot provide any assurances that all such agreements have been duly executed, and these agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

In addition, such security measures may not provide adequate protection for our proprietary information, for example, in the case of misappropriation of a trade secret by an employee, consultant, customer, or third party with authorized access. Our security measures may not prevent an employee, consultant or customer from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, the criteria for protection of trade secrets can vary among different jurisdictions.

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. Trade secrets will over time be disseminated within the industry through independent development, the publication of journal articles, and the movement of personnel skilled in the art from company to company or academic to industry scientific positions. Though our agreements with third parties typically restrict the ability of our advisors, employees, collaborators, licensors, suppliers, third-party contractors, and consultants to publish data potentially relating to our trade secrets, our agreements may contain certain limited publication rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Because from time to time we expect to rely on third parties in the development, manufacture, and distribution of our products and provision of our services, we must, at times, share trade secrets with them. Despite employing the contractual and other security precautions described above, the need to share trade secrets increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced and our competitive position would be harmed. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our future trademarks or trade names may be unable to be obtained, challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, trade secrets, domain names, copyrights, or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

Moreover, any name we have proposed to use with Auxora in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed proprietary product names, it may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA. Similar requirements exist in Europe. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Any collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our products.

Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include that:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations;
•
collaborators may not pursue development and commercialization of our products or may elect not to continue or renew development or commercialization programs based on trial or test results, changes in their strategic focus due to the acquisition of competitive products, availability of funding, or other external factors, such as a business combination that diverts resources or creates competing priorities;
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with Auxora and any future product candidates;
•
a collaborator with marketing, manufacturing, and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;
•
we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
•
collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
•
disputes may arise between us and a collaborator that causes the delay or termination of the research, development, or commercialization of our current or future products or that results in costly litigation or arbitration that diverts management attention and resources;
•
collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future products;
•
collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and
•
a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.

General Risk Factors

Our business operations may subject us to disputes, claims and lawsuits, which may be costly and time-consuming and could materially and adversely impact our financial position and results of operations.

From time to time, we may become involved in disputes, claims and lawsuits relating to our business operations. In particular, we may face claims related to the safety of our products, intellectual property matters, employment matters, tax matters, commercial disputes, competition, sales and marketing practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters. Any dispute, claim or lawsuit may divert management’s attention away from our business, we may incur significant expenses in addressing or defending any dispute, claim or lawsuit, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial results. For example, we were involved in several legal proceedings in connection with the Merger . Refer to Item 1. Legal Proceedings for a more detailed description of these matters.

Litigation related to these disputes may be costly and time-consuming and could materially and adversely impact our financial position and results of operations if resolved against us. In addition, the uncertainty associated with litigation could lead to increased volatility in our stock price.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We, and the third parties with whom we share our facilities, are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Each of our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Each of our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. We could be held liable for any resulting damages in the event of contamination or injury resulting from the use of hazardous materials by us or the third parties with whom we share our facilities, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research and development. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Our business involves the use of hazardous materials and we and our third-party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our research and development activities and our or any third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our manufacturers’ facilities pending their use and disposal.

We cannot eliminate the risk of contamination, which could cause an interruption of our research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers and suppliers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, this may not be the case or and we may not eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage. Any contamination by such hazardous materials could therefore adversely affect our business, financial condition, results of operations and prospects.

Future changes in financial accounting standards or practices may cause adverse and unexpected revenue fluctuations and adversely affect our reported results of operations.

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our reported financial position or results of operations. Financial accounting standards in the United States are constantly under review and new pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future. As a result, we may be required to make changes in our accounting policies. Those changes could affect our financial condition and results of operations or the way in which such financial condition and results of operations are reported. We intend to invest resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from business activities to compliance activities.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.

U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, including the U.S. Foreign Corrupt Practices Act (collectively, “Trade Laws”), prohibit, among other things, companies and their employees, agents, CROs, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase over time. We expect to rely on third parties for research, preclinical studies, and clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other marketing approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

The market price of our stock has been and may continue to be volatile, and you could lose all or part of your investment.

The trading price of our common stock has been in the past, and may continue to be, highly volatile and subject to wide fluctuations in response to various factors, many of which we cannot control. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•
our ability to obtain regulatory approvals for product candidates, and delays or failures to obtain such approvals;
•
the failure of any of our product candidates, if approved for marketing and commercialization, to achieve commercial success;
•
any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;
•
the entry into, or termination of, key agreements, including key licensing, supply or collaboration agreements;
•
the initiation of material developments in, or conclusion of, disputes or litigation to enforce or defend any of our intellectual property rights or defend against the intellectual property rights of others;
•
changes in laws or regulations applicable to our product candidates;
•
the results of current, and any future, nonclinical or clinical trials of our product candidates;
•
announcements by commercial partners or competitors of new commercial products, clinical progress (or the lack thereof), significant contracts, commercial relationships, or capital commitments;
•
failure to meet or exceed financial and development projections we may provide to the public;
•
failure to meet or exceed the financial and development projections of the investment community;
•
the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•
adverse publicity relating to our markets, including with respect to other products and potential products in such markets;
•
the introduction of technological innovations or new therapies competing with our potential products;
•
announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
•
disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•
the loss of key employees;
•
significant lawsuits, including patent or stockholder litigation;
•
if securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our business and stock;
•
changes in the market valuations of similar companies;
•
general and industry-specific economic conditions potentially affecting our research and development expenditures;
•
sales of its common stock by us or our stockholders in the future;
•
trading volume of our common stock;
•
changes in the structure of health care payment systems;
•
adverse regulatory decisions;
•
trading volume of our common stock; and

•
period-to-period fluctuations in our financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies or the biotechnology and pharmaceutical sectors, including as a result of disruptions to and volatility in the credit and financial markets in the United States and worldwide from geopolitical and macroeconomic events, including the COVID-19 pandemic, the ongoing Russia-Ukraine conflict and related sanctions, and bank failures. These broad market fluctuations may also adversely affect the trading price of our common stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Regardless of the merits or the ultimate results of such litigation, if instituted, such litigation could result in substantial costs and diversion of management’s attention and resources, which could significantly harm our profitability and reputation.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company, we will incur significant additional legal, accounting and other expenses that CalciMedica did not incur as a privately held company, including costs associated with public company reporting requirements. The obligations of being a public company in the United States require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage that CalciMedica had as a privately held company. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation, among other potential problems.

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks significant public company experience, which could impair our ability to comply with legal and regulatory requirements such as, but not limited to, those imposed by the Sarbanes-Oxley Act. Our senior management does not have significant experience managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may be unable to implement programs and policies in an effective and timely manner or that adequately respond to the increased legal, regulatory and reporting requirements associated with being a publicly traded company. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties, distract our management from attending to the management and growth of our business, result in a loss of investor confidence in our financial reports and have an adverse effect on our business and stock price.

Substantial future sales of shares of our common stock could adversely affect the market price of such shares.

If existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of such shares and could materially impair our ability to raise capital through equity offerings in the future.

In connection with the Merger, certain officers, directors and stockholders of Private CalciMedica and continuing directors of Graybug entered into lock-up agreements (the “Lock-up Agreements”), pursuant to which they accepted certain restrictions on transfers of the shares of the Company for the 180-day period following the effective time of the Merger. The Company may, in its discretion, early terminate the Lock-up Agreements from time to time.

We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale would have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of outstanding options or warrants or the termination of the Lock-Up Agreements, or the perception that such sales may occur, could adversely affect the market price of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Based on the beneficial ownership of our common stock as of March 20, 2023, our executive officers, directors and holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant percentage of our voting stock. As a result, these stockholders, if continuing to act together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We are a smaller reporting company. We cannot be certain whether the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors or otherwise limit our ability to raise additional funds.

We are a “smaller reporting company” under applicable securities regulations. A smaller reporting company is a company that, as of the last business day of its most recently completed second fiscal quarter, has an aggregate market value of the company’s voting stock held by non-affiliates, or public float, of less than $250 million, or has annual revenues less than $100 million and either no public float or public float less than $750 million. SEC rules provide that companies with a non-affiliate public float of less than $75 million may only sell shares under a Form S-3 shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the public float. If we do not meet this public float requirement, any offering by us under a Form S-3 will be limited to raising an aggregate of one-third of our public float in any 12-month period. In addition, a smaller reporting company is able to provide simplified executive compensation disclosures in its filings, is exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting if its public float is less than $75 million, and has certain other reduced disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Reduced disclosure in our SEC filings due to its status as a smaller reporting company may make it harder for investors to analyze its results of operations and financial prospects.

We recently identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or file our future periodic reports in a timely manner, which may cause adverse effects on our business and may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

We recently identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This material weakness related to management’s review of the inputs and assumptions utilized in the valuation of the convertible promissory notes and warrant liability and failure to identify the error in inputs to the valuation model. Based upon our analysis, the correction of the amounts used in the valuation would have decreased the carrying value of the convertible promissory notes and the warrant liability on the balance sheet at December 31, 2022, resulting in gains recognized in the change in fair value of the convertible promissory notes and the change in fair value of the warrant liability for the year ended December 31, 2022. We believe that the effect of these errors would decrease the reported $14.5 million net loss and comprehensive loss in fiscal 2022 by approximately $6.7 million to $7.8 million.

This material weakness led to the restatement of our financial statements as of and for the year ended December 31, 2022 and our unaudited pro forma combined financial statements as of and for the year ended December 31, 2022, contained in our Form 8-K/A, Exhibit 99.1 and Exhibit 99.2, respectively, filed on May 12, 2023 with the Securities and Exchange Commission.

Following the identification of this material weakness, we have initiated remediation efforts focused on improving our internal control over financial reporting to remediate this material weakness; specifically, we are expanding and improving our review process for the valuation inputs and assumptions utilized in the valuation of the convertible promissory notes and warrant liability. We plan to further improve the process by enhancing access to accounting literature and identifying third-party professionals with whom to consult regarding complex valuation models. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. If we are unable to successfully identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, a material misstatement in our financial statements could occur, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, which may adversely affect our business and our stock price may decline as a result.

In addition, we will be required to expend significant time and resources to further improve our internal control over financial reporting, including by further expanding our finance and accounting staff to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act. If we fail to adequately staff our accounting and finance function or fail to maintain adequate internal control over financial reporting, any new or recurring material weaknesses could prevent our management from concluding our internal control over financial reporting is effective and impair our ability to prevent material misstatements in our financial statements, which could cause our business to suffer.

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

If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or equity research analysts publish about us and our business. Equity research analysts may elect not to provide research coverage of our common stock after the completion of the merger, and such lack of research coverage may adversely affect the market price of our common stock. In the event we do have equity research analyst coverage, we will not have any control over the analysts, or the content and opinions included in their reports. The price of our common stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which in turn could cause its stock price or trading volume to decline.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our management.

Provisions in our amended and restated certificate of incorporation and bylaws may delay or prevent an acquisition or a change in management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders, and the ability of the board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which prohibits stockholders owning in excess of 15% of our voting stock from merging or combining with us in certain circumstances. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our Board of Directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of management.

Our bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for any state law claims for (a) any derivative action or proceeding brought on behalf of us; (b) any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any of our directors, officers, stockholders, employees or agents to us or our stockholders; (c) any action asserting a claim against us or any of our directors, officers, stockholders, employees or agents arising pursuant to any provision of the DGCL, the certificate of incorporation or the bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; (d) any action to interpret, apply, enforce or determine the validity of the certificate of incorporation or the bylaws; or (e) any action asserting a claim against us or any of our directors, officers, stockholders, employees or agents governed by the internal affairs doctrine; provided, that these choice of forum provisions do not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. The amended and restated bylaws will provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. The choice of forum provision may make it more expensive for stockholders to bring a claim than if the stockholders were permitted to select another jurisdiction and limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. If a court were to find the choice of forum provision contained in the bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our bylaws described above.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services.

Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
2.1¥	Agreement and Plan of Merger and Reorganization, dated as of November 21, 2022, by and among Graybug Vision, Inc., Camaro Merger Sub, Inc. and CalciMedica, Inc., as amended by the First Amendment, dated February 10, 2023.	8-K	001-39538	March 22, 2023	2.1

3.1	Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-39538	March 22, 2023	3.1

3.2	Certificate of Amendment, dated March 20, 2023 to Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-39538	March 22, 2023	3.2

3.3	Restated Bylaws of the registrant.	10-Q	001-39538	November 12, 2020	3.2

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of Registration Rights Agreement, dated November 21, 2022, by and among CalciMedica, Inc. and the several purchasers signatory thereto.	8-K	001-39538	March 22, 2023	4.1

4.3	Form of Warrant to Purchase Shares of Series D Convertible Preferred Stock of CalciMedica, Inc.	8-K	001-39538	March 22, 2023	4.2

4.4	Warrant to Purchase Common Stock dated as of November 9, 2020, issued by CalciMedica, Inc. to SG Dan Equity Holdings, LLC.	8-K	001-39538	March 22, 2023	4.3

4.5	Warrant to Purchase Common Stock, dated as of October 18, 2022, issued by CalciMedica, Inc. to SG Dan Equity Holdings, LLC.	8-K	001-39538	March 22, 2023	4.4

4.6	Warrant to Purchase Common Stock, dated as of October 18, 2022, issued by CalciMedica, Inc. to Eric Roberts.	8-K	001-39538	March 22, 2023	4.5

4.7	Warrant to Purchase Common Stock, dated as of October 25,2022, issued by CalciMedica, Inc. to Fred Middleton.	8-K	001-39538	March 22, 2023	4.6

4.8	Form of Warrant to Purchase Shares of Series B Convertible Preferred Stock of CalciMedica, Inc.	S-3	333-271115	April 4, 2023	4.9

10.1+	Offer Letter between CalciMedica, Inc. and A. Rachel Leheny, Ph.D., dated May 20, 2020	8-K	001-39538	March 22, 2023	10.1

10.2+	Offer Letter between CalciMedica, Inc. and Eric Roberts, dated May 20, 2020.	8-K	001-39538	March 22, 2023	10.2

10.3+	Offer Letter between CalciMedica, Inc. and Sudarshan Hebbar, M.D., dated August 24, 2015.	8-K	001-39538	March 22, 2023	10.3

10.4+	Offer Letter between CalciMedica, Inc. and Michael Dunn, dated August 29, 2014.	8-K	001-39538	March 22, 2023	10.4

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

10.5+	Offer Letter between CalciMedica, Inc. and Kenneth A. Stauderman, Ph.D., dated August 29, 2014.	8-K	001-39538	March 22, 2023	10.5

10.6+	CalciMedica, Inc. 2023 Equity Incentive Plan.	8-K	001-39538	March 22, 2023	10.6

10.7+	Forms of Option Grant Notice and Option Agreement under CalciMedica, Inc. 2023 Equity Incentive Plan.	8-K	001-39538	March 22, 2023	10.7

10.8+	Forms of Restricted Stock Unit Grant Notice and Unit Award Agreement under CalciMedica, Inc. 2023 Equity Incentive Plan.	8-K	001-39538	March 22, 2023	10.8

10.9+	CalciMedica, Inc. 2023 Employee Stock Purchase Plan.					X

10.10+	CalciMedica, Inc. 2006 Stock Plan and Form of Stock Option Agreement thereunder.	8-K	001-39538	March 22, 2023	10.10

10.11+	Consulting Agreement, dated as of October 26, 2020, by and between the CalciMedica, Inc. and Danforth Advisors, LLC.	8-K	001-39538	March 22, 2023	10.11

10.12+	Form of Amendment to Stock Option Award Agreement, dated March 20, 2023, by and between Graybug Vision, Inc. and the Holder party thereto.	8-K	001-39538	March 22, 2023	10.12

10.13+	Form of Amendment to Restricted Stock Unit Award Agreement, dated March 20, 2023, by and between Graybug Vision, Inc. and the Holder party thereto.	8-K	001-39538	March 22, 2023	10.13

10.14	Note Purchase Agreement, by and between CalciMedica, Inc. and Graybug Vision, Inc., dated February 10, 2023.	8-K	001-39538	March 16, 2023	99.1

10.15+	Separation Agreement, dated February 28, 2023, between the Registrant and Parisa Zamiri.	10-K	001-39538	March 9, 2023	10.17

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

* This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

¥ Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

CALCIMEDICA, INC.

Date: May 12, 2023	By:	/s/ A. Rachel Leheny
A. Rachel Leheny, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Daniel Geffken
Daniel Geffken
Interim Chief Financial Officer (Principal Accounting and Financial Officer)