Form 10-Q
period 2023-06-30
CalciMedica, Inc.
filed 2023-08-11
CIK 1534133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-39538

CalciMedica, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	45-2120079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Coast Boulevard South, Suite 307

La Jolla, CA 92037

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (858) 952-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CALC	The Nasdaq Capital Market

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

The number of shares of the Registrant’s common stock outstanding as of August 4, 2023 was 5,661,933.

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
•
the therapeutic potential of Auxora and our other product candidates;
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
•
our ability to obtain regulatory approval for our product candidates and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
•
our ability to extend our operating capital;
•
our ability to continue to satisfy the Nasdaq listing requirements and have our stock continue to trade on Nasdaq; and
•
the effects of the ongoing conflict between the Ukraine and Russia and the recent and potential future bank failures or other geopolitical events.

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

Since Private CalciMedica was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the condensed consolidated financial statements were prepared on a stand-alone basis for Private CalciMedica and did not include the combined entities’ activity or financial position. Subsequent to the Merger, the condensed consolidated financial statements as of and for the six months ended June 30, 2023 include Graybug’s activity from March 21, 2023 through June 30, 2023, and assets and liabilities at their acquisition date fair value. Historical share and per share figures of Private CalciMedica have been retroactively restated based on the exchange ratio of 0.0288.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CALCIMEDICA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)	(See Note 2)
Assets
Current assets
Cash and cash equivalents	$19,084	$1,327
Restricted cash	—	149
Prepaid expenses and other current assets	961	254
Total current assets	20,045	1,730
Property and equipment, net	199	147
Right-of-use asset, net	—	48
Other assets	1	1,424
Total assets	$20,245	$3,349
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,743	$2,866
Accrued clinical trial costs	1,207	1,143
Accrued other	1,074	572
Other current liabilities	—	199
Total current liabilities	4,024	4,780
Long-term liabilities
Warrant liability	—	2,645
Convertible promissory notes	—	5,157
Total liabilities	4,024	12,582
Commitments and contingencies (Note 8)
Convertible preferred stock
Series A convertible preferred stock, $0.001 par value; no shares and 25,751,716 authorized, issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	19,107
Series B convertible preferred stock, $0.001 par value; no shares and 11,235,460 authorized at June 30, 2023 and December 31, 2022, respectively; no shares and 10,667,279 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	8,224
Series C-1 convertible preferred stock, $0.001 par value; no shares and 8,016,886 shares authorized, issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	5,683
Series C-2 convertible preferred stock, $0.001 par value; no shares and 16,291,526 authorized at June 30, 2023 and December 31, 2022, respectively; no shares and 13,504,959 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	9,563
Series D convertible preferred stock, $0.001 par value; no shares and 88,875,077 authorized at June 30, 2023 and December 31, 2022, respectively; no shares and 26,880,040 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	19,494
Stockholders’ equity (deficit) (1)
Preferred stock, $0.0001 par value; 10,000,000 shares and no shares authorized at June 30, 2023 and December 31, 2022, respectively; no shares issues issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 and 5,694,626 shares authorized at June 30, 2023 and December 31, 2022, respectively; 5,661,933 and 84,165 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	153,519	40,402
Accumulated deficit	(137,299)	(111,707)
Total stockholders’ equity (deficit)	16,221	(71,304)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$20,245	$3,349

See accompanying notes to unaudited condensed consolidated financial statements.

(1) Retroactively restated for the reverse recapitalization as described in Note 2.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$3,814	$2,259	$10,305	$5,184
General and administrative	2,769	1,330	18,618	2,616
Total operating expenses	6,583	3,589	28,923	7,800
Loss from operations	(6,583)	(3,589)	(28,923)	(7,800)
Other income (expense)
Other income (expense), net	279	(29)	163	(29)
Change in fair value of financial instruments	—	588	3,168	1,169
Total other income (expense), net	279	559	3,331	1,140
Net loss and comprehensive loss	$(6,304)	$(3,030)	$(25,592)	$(6,660)
Net loss per share—basic and diluted	$(1.11)	$(36.55)	$(7.86)	$(82.42)
Weighted-average number of shares outstanding used in computing net loss per share—basic and diluted	5,661,933	82,923	3,255,868	80,812

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2022 (1)	84,820,880	$62,071	84,165	$1	$40,402	$(111,707)	$(71,304)
Stock-based compensation expense			—	—	11,126	—	11,126
Conversion of preferred stock to common stock as a result of Merger	(84,820,880)	(62,071)	2,442,852	—	62,071	—	62,071
Issuance of common stock to Graybug stockholders as a result of Merger and reset to par of $0.0001	—	—	1,571,433	—	29,218	—	29,218
Issuance of common shares from private placement, net	—	—	596,363	—	10,340	—	10,340
Conversion of promissory notes into common stock	—	—	590,031	—	3,245	—	3,245
Conversion of Series C-2 Warrants into common stock	—	—	80,254	—	442	—	442
Conversion of promissory note warrants into common stock	—	—	152,875	—	841	—	841
Merger transaction costs	—	—	—	—	(4,591)	—	(4,591)
Restricted stock units net settlement	—	—	143,960	—	(297)	—	(297)
Reclassification of warrant liability to equity	—	—	—	—	216	—	216
Net loss	—	—	—	—	—	(19,288)	(19,288)
Balance—March 31, 2023	—	—	5,661,933	1	153,013	(130,995)	22,019
Stock-based compensation expense	—	—	—	—	463	—	463
Adjustment to purchase accounting	—	—	—	—	3	—	3
Merger transaction costs	—	—	—	—	40	—	40
Net loss	—	—	—	—	—	(6,304)	(6,304)
Balance—June 30, 2023	—	—	5,661,933	$1	$153,519	$(137,299)	$16,221

See accompanying notes to unaudited condensed consolidated financial statements.

(1) Retroactively restated for the reverse recapitalization as described in Note 2.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (1)

(in thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31, 2021	84,820,880	62,071	78,518	$1	$39,895	$(103,883)	$—	$(63,987)
Stock issued on exercise of stock options	—	—	180	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	335	—	—	335
Net loss	—	—	—	—	—	(3,630)	—	(3,630)
Balance—March 31, 2022	84,820,880	62,071	78,698	1	40,231	(107,513)	—	(67,281)
Stock issued on exercise of stock options	—	—	4,320	—	17	—	—	17
Stock-based compensation expense	—	—	—	—	321	—	—	321
Net loss	—	—	—	—	—	(3,030)	—	(3,030)
Balance—June 30, 2022	84,820,880	62,071	83,018	$1	$40,569	$(110,543)	$—	$(69,973)

See accompanying notes to unaudited condensed consolidated financial statements.

(1) Retroactively restated for the reverse recapitalization as described in Note 2.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(25,592)	$(6,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,589	656
Depreciation and amortization	27	26
Change in the fair value of warrant liability	(1,146)	(1,169)
Change in the fair value of convertible promissory notes	(2,022)
Non-cash interest expense	110	—
Accretion of discount on short-term investment	(55)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	1,548	7
Accounts payable	(20)	701
Accrued expenses and other liabilities	(1,986)	597
Net cash used in operating activities	(17,547)	(5,842)
Investing activities:
Purchases of property and equipment	(78)	(4)
Maturity of investments	14,580	—
Net cash provided by (used in) investing activities	14,502	(4)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	10,340	—
Acquisition of stock of Graybug, net of cash	14,859	—
Merger transaction costs	(4,546)	—
Proceeds from issuance of convertible notes	—	1,290
Proceeds from exercise of stock options	—	17
Net cash provided by financing activities	20,653	1,307
Net increase (decrease) in cash and cash equivalents	17,608	(4,539)
Cash, cash equivalents and restricted cash at beginning of period	1,476	4,761
Cash and cash equivalents at end of period	$19,084	$222
Supplemental cash flow information:
Conversion of Series A, B, C-1, C-2 and D convertible preferred stock to common stock	$62,071	$—
Issuance of common stock to Graybug stockholders as a result of the Merger	$29,218	$—
Short-term investments assumed in the Merger	$9,776	$—
Prepaid expenses and other current assets assumed in the Merger	$2,096	$—
Accounts payable and accrued liabilities assumed in the Merger	$2,258	$—
Conversion of C-2 warrants to common stock	$442	$—
Conversion of convertible promissory notes to common stock	$3,245	$—
Conversion of convertible promissory note warrants to common stock	$841	$—
Merger transaction costs in accounts payable	$1	$—
Merger transaction costs in accrued expenses	$4	$—
Restricted stock units net settlement	$297	$—
Reclassification of warrant liability to equity	$216	$—

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

Liquidity and Going Concern

The Company has experienced net losses and negative cash flows from operating activities since its inception. The Company has an accumulated deficit of $137.3 million as of June 30, 2023, and a net loss of $6.3 million and $25.6 for the three and six months ended June 30, 2023, respectively. Total operating expenses for the three months ended June 30, 2023 were $6.6 million. Total operating expenses for the six months ended June 30, 2023 were $28.9 million, which included $16.2 million of one-time charges comprised of $10.5 million of charges related to the acceleration of vesting of the Graybug stock awards at the date of the Merger and $5.7 million of charges related to severance as a result of the Merger. Substantially all of Company’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.

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

From inception to June 30, 2023, the Company has completed financings from the sale of preferred and common stock for total gross proceeds of $111.7 million and has issued convertible debt for gross proceeds of $8.6 million. In connection with the Merger, the Company received approximately $29.4 million of cash, cash equivalents and short-term investments. As of June 30, 2023, the Company had cash and cash equivalents of approximately $19.1 million. With these funds, the Company expects to be able to fund its operations beyond 12 months from the date of the issuance of the accompanying condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”), of the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the accounts of the Company and CalciMedica Subsidiary, Inc. for the three and six months ended June 30, 2023 and 2022. All intercompany accounts and transactions have been eliminated in consolidation.

Since Private CalciMedica was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the condensed consolidated financial statements were prepared on a stand-alone basis for Private CalciMedica and did not include the combined entities activity or financial position. Subsequent to the Merger, the condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 include Graybug’s activity from March 21, 2023 through June 30, 2023, and assets and liabilities at their acquisition date fair value. Historical share and per share figures of Private CalciMedica have been retroactively restated based on the exchange ratio of 0.0288.

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

Concentration of Credit Risk and other Risks and Uncertainties

Financial instruments, which potentially subject the Company to concentration of risk, consist principally of cash and cash equivalents. The Company’s cash is deposited with major federally insured U.S. financial institutions. The Company has no off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

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

Short-term Investments

The Company invests excess cash in marketable government agency bonds and commercial paper. These investments are included in short-term investments on the balance sheets, classified as available-for-sale and reported at fair value with unrealized gains and losses included in accumulated other comprehensive loss. Realized gains and losses on the sale of these securities are recognized in net loss. As of June 30, 2023, the Company’s short-term investments had converted to cash and cash equivalents.

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

Leases

The Company leases office space with an original lease terms of twelve months. The office lease term has a twelve-month term and does not have a right-of-use asset or lease liability recorded. The Company's policy is not to record leases with an original term of twelve months or less on the consolidated balance sheets. The Company recognizes lease expense for this short-term lease on a straight-line basis over the term of the lease. The lease is accounted for under ASC 842, Leases, and has been classified as an operating lease. The Company records rent expense on a straight-line basis over the term of the lease.

Long-lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. The Company did not recognize any impairment losses for the three and six months ended June 30, 2023 and 2022.

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

Fair Value of Common Stock

Prior to the Merger, there was no public market for Private CalciMedica’s common stock. The fair value of the shares of common stock underlying Private CalciMedica’s share-based awards was estimated on each grant date by Private CalciMedica’s board of directors. To determine the fair value of Private CalciMedica’s common stock underlying option grants, the board of directors considered, among other things, input from management and valuations of Private CalciMedica's common stock prepared by third-party valuation firms.

Post Merger, CalciMedica will use the closing stock price the day prior to the grant date for the fair value.

Risk-Free Interest Rate

The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities similar to the expected term of the awards.

Expected Volatility

Since Private CalciMedica did not have publicly traded equity securities, the volatility of the options has been estimated using peer group volatility information. Post Merger, CalciMedica will use an average volatility for comparable publicly-traded biopharmaceutical companies over a period equal to the expected term of the stock award grant as CalciMedica does not yet have sufficient historical trading history for its own stock. CalciMedica will continue to apply this method until a sufficient amount of historical information over a period equal to the expected term of the stock-based awards becomes available.

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

Beginning in November 2020, Private CalciMedica has paid consulting fees monthly to a consulting firm affiliated with the Company’s interim chief financial officer in connection with its consulting agreement. Private CalciMedica recorded expense of

$227,000 and $58,000 during the three months ended June 30, 2023 and 2022, respectively, and $346,000 and $100,000 during the six months ended June 30, 2023 and 2022, respectively.

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

As part of the reverse recapitalization, Private CalciMedica received $29.4 million of cash, cash equivalents and short-term investments, net of transaction costs. Private CalciMedica also obtained prepaid and other current assets of approximately $2.1 million and assumed payables and accrued expenses of approximately $2.3 million. Private CalciMedica also incurred transaction costs of approximately $4.6 million, which is recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated statement of convertible preferred stock and stockholders' equity (deficit). The Company also recorded one-time charges of $10.5 million for the acceleration of the Graybug stock awards and $5.7 million in severance charges that are recorded in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2023.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$18,699	$—	$—	$18,699
Total cash equivalents	18,699	—	—	18,699
Total assets measured at fair value	$18,699	$—	$—	$18,699

No fair value liabilities exist as of June 30, 2023.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible promissory notes	$—	$—	$5,157	$5,157
Preferred Warrants liability	—	—	1,453	1,453
Convertible Promissory Note Warrants liability	—	—	1,192	1,192
Total liabilities measured at fair value	$—	$—	$7,802	$7,802

The following provides a reconciliation for all liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2023 (in thousands):

Convertible Promissory Note liability
Balance at December 31, 2022	$5,157
Change in Fair Value of Convertible Promissory Notes	(2,022)
Accrued Interest	110
Conversion of Convertible Promissory Notes to equity	(3,245)
Balance at June 30, 2023	$—

Preferred Warrant liability
Balance at December 31, 2022	$1,453
Change in Fair Value of Preferred Warrants	(795)
Conversion of warrant liability to equity	(658)
Balance at Jane 30, 2023	$—

Convertible Promissory Note Warrants liability
Balance at December 31, 2022	$1,192
Change in Fair Value of Convertible Promissory Note Warrants	(351)
Conversion of Convertible Promissory Note Warrants liability to equity	(841)
Balance at June 30, 2023	$—

Money market funds are highly liquid investments which are actively traded. The pricing information on the Company’s money market funds are based on quoted prices in active markets for identical securities. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

As of December 31, 2022, there were no cash equivalents.

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

Private Placement of Common Stock

Immediately prior to the consummation of the Merger, Private CalciMedica completed a private placement financing pursuant to which certain investors purchased approximately 20.7 million shares of Private CalciMedica’s common stock (the “private placement”) for gross proceeds of approximately $10.3 million. In conjunction with the Merger, immediately prior to the effective time of the Merger, 20,706,997 shares of Private CalciMedica common stock were converted into 596,363 shares of Graybug’s common stock.

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

The Company recognized a total change in fair value of the preferred stock warrants $0 and $588,000 for the three months ended June 30, 2023 and 2022, respectively and $796,000 and $1.2 million for the six months ended June 30, 2023 and 2022, respectively.

In November 2020, Private CalciMedica granted a warrant to purchase 400,000 shares of common stock to a consulting firm affiliated with its interim chief financial officer in connection with its consulting agreement. The warrant has a 10-year term, an exercise price of $0.19, and vests ratably over 24 months commencing on the effective date. At the date of issuance, the fair value of the warrant was determined to be $120,000, utilizing Black-Scholes with the following assumptions: expected term of ten years, risk-free rate of 0.96%, volatility of 80.0% and a dividend yield of zero, which has been recognized as general and administrative expense over the vesting period. In conjunction with the Merger, the warrant converted to 11,520 warrants of CalciMedica at an exercise price of $6.60. The warrant is classified as equity and the Company expensed $13,000 and $15,000 to general and administrative expense related to this warrant for the three months ended June 30, 2023 and 2022, respectively, and $25,000 and $30,000 for the six months ended June 30, 2023 and 2022, respectively.

In October 2022, Private CalciMedica granted warrants to certain officers and directors to purchase 496,970 shares of common stock. The warrants have a 10-year term, an exercise price of $10.42, and vest ratably over 12 and 48 months. At the date of issuance, the fair value of the warrants collectively was $125,000 and was determined utilizing Black-Scholes and will be recognized as general and administrative expense over the vesting periods. Assumptions used in the valuation were as follows: expected term of ten years, risk free rate of 4.10%, volatility of 82% and a dividend yield of zero. In conjunction with the Merger, the warrants converted to 14,313 warrants of CalciMedica at an exercise price of $10.42. The warrants are classified as equity, and the Company expensed $14,000 and $28,000, to general and administrative expense in the three and six months ended June 30, 2023, respectively.

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

2023 Equity Incentive Plan

The Company adopted 2023 Equity Incentive Plan (the “2023 Plan”), which became effective at the closing of the Merger. As of the effective time of the Merger, there were 1,000,000 shares of the Company’s common stock available for grant under the 2023 Plan. In addition, the share reserve is subject to annual increases each January 1 for the first ten years following approval of the 2023 Plan of up to 5% of shares of the Company’s common stock outstanding (or a lesser number determined by the Company’s board of directors). As of June 30, 2023, 394,309 shares were available for grant under the 2023 Plan.

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

As of June 30, 2023, no shares have been issued under the 2023 ESPP.

The following table summarizes the stock option transactions for the 2006 and 2023 Plan:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	739,511	$6.94	7.36	$8,903
Assumed in the Merger	310,431	76.72
Granted	785,922	6.48
Forfeited	(96,117)	70.79
Outstanding at June 30, 2023	1,739,747	$15.71	7.50	$624
Vested and exercisable at June 30, 2023	811,701	$6.01	6.70	$231

There were no options exercised during the six months ended June 30, 2023. The weighted-average fair value of options granted during the six months ended June 30, 2023 and 2022 was $4.47 and $14.24 per share, respectively. The total fair value of shares vested was $11.6 million (includes $10.5 million related to the acceleration of vesting of the Graybug stock awards at the date of the Merger) for the six months ended June 30, 2023 and $0.5 million for six months ended June 30, 2022.

As of June 30, 2023, stock-based compensation not yet recognized is $4.4 million, which the Company expects to recognize over an estimated weighted-average term of 2.9 years.

The following is the range of underlying assumptions in Black-Scholes to determine the fair value of the stock option grants for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Risk free interest rate	3.50%-3.56%	2.80%
Expected volatility	75%-76%	82%
Expected term (years)	6.25	6.25
Expected dividend yield	0%	0%

Stock-based Compensation Expense

Stock-based compensation expense recognized for options and restricted stock units granted was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$161	$105	$2,242	$216
General and administrative	302	216	9,347	440
Total stock-based compensation expense	$463	$321	$11,589	$656

The stock-based compensation expense includes one-time charges for the acceleration of vesting of the Graybug stock options at the date of the Merger of $1.9 million and $8.6 million in research and development and general and administrative expenses, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at June 30, 2023:

June 30,
2023
Common stock warrants	276,437
Stock options issued and outstanding	1,739,747
Shares available for issuance under the 2023 Plan	394,309
Shares available under the 2023 ESPP	65,000
Total	2,475,493

8. Commitments and Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

The Company has historically entered into contracts in the normal course of business with contract development and manufacturing organizations, for the manufacturing process development and the preclinical/clinical supply manufacturing, and our vendors for preclinical research studies and other services or products for operating purposes. These contracts generally provide for termination on notice of 60 to 90 days. As of June 30, 2023, there was one such contract, with approximately $1.2 million of associated costs, still in effect for future services, and there were no unpaid cancellation or other related costs.

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

Operating Lease Agreements

The Company has an operating lease for office space in La Jolla, California. In January 2023, an amendment was executed for twelve month term and therefore qualifies for the short-term lease exception. Base rent for this lease is approximately $9,000 monthly.

As a result of the Merger, the Company leases a facility in Baltimore, Maryland under an operating lease with a term through June 2023 and is accounted for under ASC 842. The facility has been abandoned and the asset was fully impaired in 2022 and was reflected in Graybug’s financial statements in 2022 and there is no impact to the during the six months ended June 30, 2023. The lease expired in June 2023.

Rent expense for the three months ended June 30, 2023 and 2022 was $154,000 and $65,000, respectively, and $219,000 and $130,000 for the six months ended June 30, 2023 and 2022, respectively, which is included in operating expenses. The lease obligation was included in other current liabilities in the condensed consolidated balance sheets.

9. Employee Benefits

In January 2007, Private CalciMedica adopted a defined contribution 401(k) plan for substantially all employees. Contributions made by Private CalciMedica to the 401(k) plan were immaterial for the three and six months ended June 30, 2023 and 2022, respectively.

10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2023 and 2022. As of both June 30, 2023 and December 31, 2022, the Company continues to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative net losses.

11. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss and comprehensive loss	$(6,304)	$(3,030)	$(25,592)	$(6,660)
Denominator
Weighted average common stock outstanding, basic and diluted	5,661,933	82,923	3,255,868	80,812
Net loss per share, basic and diluted	$(1.11)	$(36.55)	$(7.86)	$(82.42)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of June 30,
	2023	2022
Convertible preferred stock	—	2,442,852
Warrants to purchase convertible preferred stock	—	328,859
Stock options to purchase common stock	1,739,747	703,437
Warrants to purchase common stock	276,437	11,520
	2,016,184	3,486,668

12. Subsequent Events

The Company has evaluated subsequent events through August 11, 2023, the date on which the accompanying financial statements were issued. During this period, the Company has concluded that no material subsequent events have occurred.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing therapeutics that treat serious illnesses driven by inflammatory and immunologic processes and direct cellular damage. Our product candidates act upon calcium released-activated calcium channels (“CRAC”) and would constitute a new class of drugs.

We focus on the discovery and development of CRAC channel inhibitors. Clinical and preclinical data have demonstrated that the inhibition of CRAC channels may have a therapeutic effect based on a dual mechanism involving both anti-inflammatory and tissue cell protective activities. Our work has shown compelling evidence of the involvement of CRAC channels in a broad spectrum of both acute critical and chronic inflammatory and immunologic diseases. We intend to leverage our CRAC channel inhibitor platform to develop therapeutics for indications where this dual mechanism of action has the potential for clinical benefit.

Our lead product candidate is Auxora, a potent and selective IV formulated small molecule CRAC channel inhibitor containing the active compound zegocractin (formerly referred to as CM4620) that, in animal models, reduced acute epithelial and/or endothelial cell injury and inflammation in organs, such as the pancreas, lungs and kidneys. Multiple Phase 2 clinical trials with Auxora have been conducted: an open-label trial in acute pancreatitis (“AP”), an investigator led open label trial in asparaginase induced pancreatic toxicity (“AIPT”) (which we also refer to as “CRSPA”) in which the first cohort of patients has been completed, a placebo-controlled double-blind trial in severe COVID-19 pneumonia (which we also refer to as “CARDEA”) and an investigator led open-label trial in COVID-19 pneumonia patients with acute respiratory distress syndrome (“ARDS”). We observed in all of these trials that patients treated with Auxora experienced a reduced time to recovery and a reduction of organ damage. We believe the consistency of the results we observed from these trials in two different acute critical care conditions are mutually supportive and reinforce our plans to further pursue the use of Auxora in several additional acute critical illnesses.

In a Phase 2a trial in patients with AP and accompanying systemic inflammatory response syndrome (“SIRS”) along with hypoxemia (low concentration of oxygen in blood), a greater proportion of patients treated with Auxora compared to SOC alone experienced resolution of persistent SIRS (SIRS lasting 48 hours or more) and tolerated solid food at 72 hours, an indicator of disease resolution. The majority of patients with respiratory failure treated with Auxora did not require mechanical ventilation. This resulted in hospital discharge for patients treated with Auxora more than two days earlier than those treated with SOC alone. These findings were published in the peer-reviewed journal Pancreas in 2021. We are currently conducting a blinded placebo-controlled Phase 2b trial in patients with AP and accompanying SIRS (which we also refer to as “CARPO”). We anticipate topline results from the CARPO trial in the first half of 2024.

CRSPA, a Phase 1/2 single arm trial, is currently being conducted in pediatric patients with ALL who have developed pancreatitis as a side-effect of asparaginase or “AIPT”. AIPT is a particularly severe form of pancreatitis and historical data suggests that over half of the patients will develop pancreatic necrosis or pseudocysts and may not receive further asparaginase treatments for their ALL, potentially impacting their prognosis, and develop long term health complications including chronic pancreatitis. The first cohort of nine patients in this trial has been completed and, based on preliminary, unpublished data, all patients who have received a full course of therapy have had a more rapid resolution of their symptoms as compared to the current standard of care. According to clinical data published by Mauney, et. al., in the Journal of Pediatric Gastroenterology and Nutrition in March 2022, patients who developed AIPT have a median length of stay in the hospital of 10 days, whereas the median length of stay for patients treated with Auxora was less than six days consistent with their resolution of symptoms. This is a single arm open-label trial and comparison to a blinded matched historical control group is underway. We expect data from the first cohort of this trial to be published in the fourth quarter of 2023. This trial is being expanded to additional sites.

In addition to AP, we are preparing for clinical trials in additional inflammatory diseases such as acute kidney injury (“AKI”). We recently completed a study in a rat model of AKI, which demonstrated that Auxora compared to placebo increased glomerular filtration rate and decreased infiltrates of mononuclear cells in the kidneys of rats treated after receiving an ischemic injury. These data, along with observations in our Phase 2 trials in both AP and COVID-19 suggesting Auxora provides kidney protection in acutely ill patients, support that AKI may be a promising indication for Auxora. We plan to submit an IND application in the second half of 2023 and, if accepted, be in a position to initiate a Phase 2 clinical trial in this indication in the first half of 2024, subject to receipt of additional funding.

In our CARDEA trial, a Phase 2 randomized double-blind, placebo-controlled trial in patients with severe COVID-19 pneumonia and receiving supplemental oxygen, but not on mechanical ventilation, we observed that patients treated with Auxora experienced a reduced time to recovery and a 56% relative reduction in mortality at 30 days (p=0.0165) and a 33% relative reduction in mortality at 60 days (p=0.1449) compared to placebo. Time to recovery was seven days for Auxora-treated patients compared to ten days for patients receiving placebo (p=0.098). These data which were published in the peer-reviewed journal Critical Care in 2022, along with data anticipated to be published in the second half of 2023 from an ongoing Phase 2 trial testing Auxora in COVID-19 patients with ARDS receiving invasive mechanical ventilation, may also help inform future trials in broader ARDS and acute hypoxemic respiratory failure (“AHRF”) patient populations.

Finally, we have compiled additional preclinical data supporting the potential to use CRAC channel inhibition for both chronic and acute inflammatory and immunologic diseases. We have available product candidates in IND-enabling preclinical testing that present different organ bioavailabilities and potential oral dosing. Our first chronic indication may be chronic pancreatitis as preclinical data in a mouse model of chronic pancreatitis suggest that CRAC channel inhibition can reduce pancreatic fibrosis and restore ductal cell function. We have published data suggesting CRAC channel inhibition may be useful in treating ulcerative colitis, allergic asthma, and traumatic brain injury.

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

On March 20, 2023, we completed the Merger in accordance with the terms and conditions of the Merger Agreement. At the completion of the Merger, the prior Private CalciMedica equityholders and the prior Graybug equity holders owned 72% and 28%, respectively, of the combined company, in each case, on a fully diluted basis using the treasury stock method and excluding out-of-the-money options and warrants.

The Merger was accounted for as a reverse recapitalization, with Private CalciMedica being treated as the acquirer for accounting purposes.

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Through June 30, 2023, our operations have been funded primarily by aggregate net proceeds of $149.7 million from the issuance of convertible preferred stock, convertible notes, common stock and the Merger. Since inception we have had significant operating losses. Our net loss was $25.6 million for the six month period ending June 30, 2023. Included in the net loss for the six months ended June 30, 2023 were total operating expenses of $28.9 million, which included $16.2 million of one-time charges comprised of $10.5 million related to the acceleration of vesting of Graybug stock awards at the date of the Merger and $5.7 million of severance charges as a result of the Merger. Our net loss for three and six months ended June 30, 2023 were $6.3 million and $25.6 million, respectively. As of June 30, 2023, we had an accumulated deficit of $137.3 million and $19.1 million in cash and cash equivalents.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following sets forth our results of operations (in thousands):

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Operating expenses:
Research and development	$3,814	$2,259	$1,555	69%
General and administrative	2,769	1,330	1,439	108%
Total operating expenses	6,583	3,589	2,994	83%
Loss from operations	(6,583)	(3,589)	(2,994)	83%
Other income (expense), net	279	559	(280)	(50%)
Net loss	$(6,304)	$(3,030)	$(3,274)	108%

Research and Development Expenses

Research and development expenses comprised (in thousands):

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Preclinical studies and clinical trial-related activities	$2,279	$1,062	$1,217	115%
Chemistry, manufacturing and controls	221	414	(193)	(47%)
Personnel costs	750	582	168	29%
Consultants and other costs	564	201	363	181%
Total research and development expenses	$3,814	$2,259	$1,555	69%

Research and development expenses were $3.8 million for the three months ended June 30, 2023, compared to $2.3 million for the three months ended June 30, 2022. The increase of $1.6 million was due primarily to an increase in preclinical studies and clinical trial-related activities of $1.2 million related to our Phase 2 clinical trials of Auxora, an increase in consultants and other costs of $0.4 million and increased personnel costs of $0.2 million, offset by a decrease of $0.2 million in chemistry, manufacturing and control activities in regard to our Phase 2 clinical trials of Auxora.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (in thousands):

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Personnel costs	$772	$752	$20	3%
Facility costs	192	71	121	170%
Professional services	1,332	383	949	248%
Consultants and other costs	473	124	349	281%
Total general and administrative expenses	$2,769	$1,330	$1,439	108%

General and administrative expenses were $2.8 million for the three months ended June 30, 2023, compared to $1.3 million for the three months ended June 30, 2022. The increase of $1.4 million was primarily related to costs associated with being a public company with an increase in professional services of $1.0 million, including accounting and legal expenses and an increase in consultant and other costs of $0.4 million.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2023 was income of $0.3 million, compared to $0.6 million for the three months ended June 30, 2022. The decrease of $0.3 million was due to the fair value adjustments to our warrant liability and convertible promissory notes, which resulted in $0 and a $0.6 million gain for the three months ended June 30, 2023 and 2022, respectively. This was partially offset by accrued interest on our convertible promissory notes in 2023. We had $0.3 million of interest income on our short-term investments and $0 for the three months ended June 30, 2023 and 2022, respectively.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following sets forth our results of operations (in thousands):

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Operating expenses:
Research and development	$10,305	$5,184	$5,121	99%
General and administrative	18,618	2,616	16,002	612%
Total operating expenses	28,923	7,800	21,123	271%
Loss from operations	(28,923)	(7,800)	(21,123)	271%
Other income (expense), net	3,331	1,140	2,191	192%
Net loss	$(25,592)	$(6,660)	$(18,932)	284%

Research and Development Expenses

Research and development expenses comprised (in thousands):

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Preclinical studies and clinical trial-related activities	$3,720	$2,370	$1,350	57%
Chemistry, manufacturing and controls	323	1,068	(745)	(70%)
Personnel	5,430	1,182	4,248	359%
Consultants and other costs	832	564	268	48%
Total research and development expenses	$10,305	$5,184	$5,121	99%

Research and development expenses were $10.3 million for the six months ended June 30, 2023, compared to $5.2 million for the six months ended June 30, 2022. The increase of $5.1 million was due primarily an increase in personnel expense of $4.2 million consisting of a one-time charge for acceleration of vesting of stock options of $1.9 million, a one-time severance charge of $1.6 million as a result of the Merger, and an increase in other personnel costs of $0.7 million. The increase in research and development expenses for the six months ended June 30, 2023 also includes an increase in preclinical studies and clinical trial-related activities of $1.4 million related to our Phase 2 clinical trials of Auxora and an increase in consultants and other costs of $0.2 million, offset by a decrease of $0.7 million in chemistry, manufacturing and control activities in regard to our Phase 2 clinical trials of Auxora.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (in thousands):

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Personnel costs	$15,551	$1,523	$14,028	921%
Facility costs	$300	$143	157	110%
Professional services	1,981	712	1,269	178%
Consultants and other costs	786	238	548	230%
Total general and administrative expenses	$18,618	$2,616	$16,002	612%

General and administrative expenses were $18.6 million for the six months ended June 30, 2023, compared to $2.6 million for the six months ended June 30, 2022. The increase of $16.0 million was primarily related to an increase in personnel costs of $14.0 million driven by a one-time charge for acceleration of vesting of stock options of $8.6 million, a one-time severance charge of $4.1 million as a result of the Merger and an increase in performance bonuses of $1.3 million. The increase in general and administrative expenses for the six months ended June 30, 2023 was due to an increase in professional services of $1.3 million, including accounting and legal expenses associated with being a public company, and an increase in consultant and other costs of $0.5 million.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2023 was $3.3 million, compared to $1.1 million for the six months ended June 30, 2022. The increase of $2.2 million was due to the fair value adjustments to our warrant liability and convertible promissory notes, which resulted in a $3.2 million and a $1.2 million gain for the six months ended June 30, 2023 and 2022, respectively. This was partially offset by accrued interest on our convertible promissory notes for the six months ended June 30, 2023 and 2022. We had $0.3 million of interest income on our short-term investments and $0 for the six months ended June 30, 2023 and 2022.

Liquidity and Capital Resources

Overview

Our operations have been funded primarily by aggregate net proceeds of $149.7 million from the issuance of convertible preferred stock, convertible notes, common stock and the Merger. Since inception, we have had significant operating losses. Our net losses were $25.6 million that includes total operating expenses of $28.9 million, which included $16.2 million of one-time charges comprised of $10.5 million in charges related to the acceleration of vesting of the Graybug stock awards at the date of the Merger and $5.7 million of severance charges as a result of the Merger and $7.8 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $137.3 million and $19.1 million in cash and cash equivalents. During the six months ended June 30, 2023, cash used in operations was $17.5 million, primarily due to cash outlays associated with the Merger. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(17,547)	$(5,842)
Investing activities	14,502	(4)
Financing activities	20,653	1,307
Net increase (decrease) in cash and cash equivalents	$17,608	$(4,539)

Net Cash Used in Operating Activities

Cash used in operating activities of $17.6 million during the six months ended June 30, 2023 was attributable to our net loss of $25.6 million offset by non-cash items of $8.5 million and a net change in our operating assets and liabilities of $0.5 million. Non-cash items consisted primarily of $11.6 million of stock-based compensation, which includes $10.5 million in one-time charges related to the acceleration of vesting of the Graybug stock awards at the date of the Merger and $0.1 million in accrued interest on our convertible promissory notes offset by $1.1 million and $2.0 million change in the fair value of our warrant liability and convertible promissory notes, respectively based on the value the warrant holder and promissory note holder received in common stock.

Cash used in operating activities of $5.8 million during the six months ended June 30, 2022 was attributable to our net loss of $6.7 million and non-cash items of $0.5 million, offset by a net change in our operating assets and liabilities of $1.4 million. Non-cash items consisted of a $1.2 million change in the fair value that increased our warrant liability, offset by $0.7 million of stock-based compensation.

Net Cash Provided by (Used in) Investing Activities

Investing activities for the six months ended June 30, 2023 consisted of the maturing of short-term investments.

Investing activities for the six months ended June 30, 2022 consisted primarily of purchases of property and equipment.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2023 was $20.7 million comprised of net cash acquired as a result of the Merger of $14.9 million, the sale and issuance of common stock of $10.3 million in the private placement, offset by transaction costs of $4.5 million.

Cash provided by financing activities for the six months ended June 30, 2022 was $1.3 million comprised of proceeds from the issuance of convertible notes.

Material Cash Requirements

Our material cash requirements from known contractual obligations consisted primarily of our lease obligations. We lease office and laboratory space in La Jolla, California with monthly rent expense of approximately $9,000 pursuant to a 12 month lease agreement that commenced in January 2023. Over the next six months, the Company expects cash requirements for our lease obligations to be approximately $60,000.

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

We believe, based on our current operating plan, that our cash and cash equivalents as of June 30, 2023 will be sufficient to fund our operations into the second half of 2024. In particular, we expect that our cash and cash equivalents will allow us to fund the advancement of Auxora in AP and AIPT through clinical milestones in 2023 and the first half of 2024. However, our cash and cash equivalents will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. See “Risk Factors—Risks Related to Our Limited Operating History, Financial Position and Capital Requirements.”

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

Changes in Internal Control over Financial Reporting

Other than the material weakness and remediation efforts described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for the valuation of our convertible promissory notes and warrant liability, as described in Note 2 of the notes to the consolidated financial statements included on Form 8-K/A filed with the SEC on May 12, 2023.

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

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and assess our future viability. We commenced operations in October 2006, have no products approved for commercial sale and have never generated any revenue. We have devoted substantially all of our resources to organizing and staffing our company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, developing our product candidates, undertaking research and development activities, and providing general and administrative support for these operations. We are conducting several clinical trials and preclinical studies for our lead product candidate, Auxora, which is currently in a Phase 2b clinical trial in AP and accompanying systemic inflammatory response syndrome (“SIRS”), an ongoing Phase 1/2 clinical trial for which the first cohort in pediatric patients with asparaginase induced pancreatic toxicity (“AIPT”) as a side effect of pediatric acute lymphoblastic leukemia treatment with asparaginase has completed, and a Phase 2 trial in COVID-19 pneumonia patients with acute respiratory distress syndrome (“ARDS”) which has been completed and may inform the further development of Auxora for patients with acute hypoxemic respiratory failure (“AHRF”) and/or ARDS with a broad range of etiologies, as well as potential clinical trials in acute kidney injury (“AKI”). Our other pipeline programs, which include new product candidates, are in preclinical development. We have incurred net losses each year since our inception. For the year ended December 31, 2022, our net losses were $7.8 million. As of June 30, 2023, we had an accumulated deficit of $137.3 million and a net loss of $25.6 million for the six months ended June 30, 2023. We expect that it will be several years, if ever, before we have a product candidate ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of June 30, 2023, we had $19.1 in cash and cash equivalents, which we believe, based on our current operating plan, will be sufficient to fund our operations into the second half of 2024. In particular, we expect that our cash and cash equivalents will allow us to fund the advancement of Auxora in AP and AIPT or ARDS, through clinical milestones in 2023 and the first half of 2024. However, our current cash and cash equivalents will not be sufficient to fund any of our product candidates through regulatory approval, nor will it be sufficient to pursue additional indications for Auxora like AKI and AHRF, nor will it be sufficient to fund work on other product candidates in our portfolio aside from Auxora, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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
•
the impacts of the ongoing conflict between Ukraine and Russia and the recent and potential future bank failures; and
•
the costs of operating as a public company.

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

Attempting to secure additional financing may also divert our management from our day-to-day activities, which may impair or delay our ability to develop our proprietary platform. In addition, demands on our cash resources may change as a result of many factors currently unknown to us including, but not limited to, any unforeseen costs we may incur as a result of preclinical study or clinical trial delays, or disruptions in the manufacturing of our product candidates, due to the ongoing conflict between Ukraine and Russia, the recent and potential future bank failures or other causes, and we may need to seek additional funds sooner than planned. If we are unable to obtain funding on a timely basis or at all, we may be required to significantly curtail or stop one or more of our research or development programs.

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

If we are unable to maintain our listing on Nasdaq, it could become more difficult to sell our common stock in the public market.

Our common stock was previously delisted from the Nasdaq Stock Market LLC (“Nasdaq”) and on June 12, 2023, Nasdaq approved our application to relist our common stock and we began trading on June 14, 2023 on the Nasdaq Capital Market. If we are unable to continue to meet Nasdaq’s listing standards for any reason, our common stock could be delisted from Nasdaq. If delisted, we may seek to list our securities on a different stock exchange or, if one or more broker-dealer market makers comply with applicable requirements, the OTC. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were to trade in the OTC market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock.

A delisting from Nasdaq and failure to obtain listing on another market or exchange would subject our common stock to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from Nasdaq and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market.

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

While the economic impact brought by the COVID-19 pandemic may be difficult to assess or predict, the pandemic has caused disruption in the global financial markets. This disruption, if sustained or recurrent, could make it more difficult for us to access capital in the future. In addition, a recession or market correction could materially affect our business and the value of our common stock.

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

Our future success is dependent on our ability to complete clinical trials in a timely and successful manner and obtain marketing approval for and successfully commercialize Auxora, our lead product candidate. We are investing the majority of our efforts and financial resources in the research and development of Auxora for multiple indications. Auxora is currently in several studies: an ongoing

Phase 2b clinical trial in AP and accompanying SIRS; an ongoing Phase 1/2 clinical trial, for which the first cohort, in pediatric patients with AIPT as a side effect of pediatric acute lymphoblastic leukemia treatment with asparaginase has completed; a Phase 2 trial, in COVID-19 pneumonia patients with ARDS which has completed and may inform the design of clinical development in AHRS and/or ARDS due to a broad range of etiologies; and future clinical trials in AKI. We also have additional preclinical product candidates that will need to progress through investigational new drug (“IND”) application enabling studies prior to clinical development. None of our product candidates have advanced into a late-stage or pivotal trials for the indications for which we are pursuing development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.

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

The results of preclinical studies and early clinical candidates, even those with the same or similar mechanisms of action, may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. While we have previously received results, some preliminary, from one randomized, blinded placebo-controlled trial, one small blinded randomized standard of care (“SOC”) controlled trial, one small randomized open-label placebo-controlled trial, and one small open-label single site trial, we do not know how Auxora will perform in the ongoing Phase 2 clinical trials or in future clinical trials with larger sample sizes. Results of clinical trials with smaller sample sizes, such as our completed SOC-controlled Phase 2a clinical trial of Auxora in 21 patients with AP and accompanying SIRS plus hypoxemia, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. In general, clinical trial failure may result from a multitude of factors including flaws in trial design, dose selection, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

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

We may experience delays in site initiation and patient enrollment, failures to comply with study protocols, delays in the manufacture of our product candidates for clinical testing and other difficulties in starting or completing our clinical trials. Other events that may prevent successful or timely completion of clinical development include:

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
•
occurrence of adverse events (“AEs”) associated with the product candidate that are viewed to outweigh its potential benefits, or occurrence of an AE in a trial of the same class of agents as our product candidate conducted by other companies;
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
•
conducting clinical trials in a foreign country may introduce political and economic risks relevant to such foreign countries;
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

We plan to expand to and conduct a significant portion of our ongoing CARPO trial in India and may conduct further clinical trials in India or other countries outside the United States. The acceptance of trial data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable non-U.S. regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from non-U.S. clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of non-U.S. data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many non-U.S. regulatory authorities have similar approval requirements. In addition, such non-U.S. trials would be subject to the applicable local laws of the non-U.S. jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable non-U.S. regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable non-U.S. regulatory authority does not accept such data or believes that additional data is necessary to supplement such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

If a prolonged government shutdown or slowdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In addition, with respect to investigator-sponsored trials that are being conducting and may be conducted in the future, we do not and would not control the design or conduct of these trials, and it is possible that the FDA will not view these investigator-sponsored trials as providing adequate support for future clinical trials or market approval, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results. We expect that such arrangements will provide us certain information rights with respect to the investigator-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory submissions, resulting from the investigator-sponsored trials. However, we would not have control over the timing and reporting of the data from investigator-sponsored trials, nor would we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the firsthand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected. The investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in investigator- sponsored clinical trials could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates and the public perception of our product candidates. Additionally, the FDA may disagree with the sufficiency of our right of reference to the preclinical or clinical data generated by these investigator-sponsored trials, or our interpretation of preclinical, manufacturing or clinical data from these investigator-sponsored trials. If so, the FDA may require us to obtain and submit additional preclinical or clinical data.

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

In the event that any of our contracted third parties fails to comply with such requirements or to perform their obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, including due to the ongoing conflict between Ukraine and Russia or other geopolitical or macroeconomic, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third- party, which we may not be able to do on commercially reasonable terms, if at all. In particular, any replacement of a third-party contractor could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture a certain aspect of our product candidates may be unique or proprietary to the third party performing such process and we may have difficulty transferring such skills or technology to another third- party and a feasible alternative may not exist. In addition, certain of our product candidates and our own proprietary methods have never been produced or implemented outside of our company, and we may therefore experience delays to our development programs if we attempt to establish new third-party arrangements for these product candidates or methods. If we are required to or voluntarily change a third-party contractor for any reason, we will be required to verify that the new third party maintains facilities, processes and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

As of June 30, 2023, we employed 14 full-time employees, seven of whom were primarily engaged in research and development activities. We also engage various consultants that are primarily engaged in research and development activities. As we advance our research and development programs, we may be required to further increase the number of our employees, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries, presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. Moreover, in July 2021, President Biden issued a sweeping executive order on promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and healthcare insurance industries. Among other things, the executive order includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry. The executive order also directs the FDA to work towards implementing a system for importing drugs from Canada (following on a Trump administration notice-and-comment rulemaking on Canadian drug importation that was finalized in October 2020). In response to President Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs as implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

Moreover, any trade name we have proposed to use for products in the United States, such as Auxora must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA. Similar requirements exist in Europe. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

From time to time, we may become involved in disputes, claims and lawsuits relating to our business operations. In particular, we may face claims related to the safety of our products, intellectual property matters, employment matters, tax matters, commercial disputes, competition, sales and marketing practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters. Any dispute, claim or lawsuit may divert management’s attention away from our business, we may incur significant expenses in addressing or defending any dispute, claim or lawsuit, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial results. For example, we were involved in several legal proceedings in connection with the Merger. Refer to Item 1. Legal Proceedings for a more detailed description of these matters.

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

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies or the biotechnology and pharmaceutical sectors, including as a result of disruptions to and volatility in the credit and financial markets in the United States and worldwide from geopolitical and macroeconomic events, including the ongoing Russia-Ukraine conflict and related sanctions, and bank failures. These broad market fluctuations may also adversely affect the trading price of our common stock.

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

If existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, or there is the perception that these sales could occur, this could adversely affect the market price of such shares and could materially impair our ability to raise capital through equity offerings in the future.

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

We are a “smaller reporting company” under applicable securities regulations. A smaller reporting company is a company that, as of the last business day of its most recently completed fiscal quarter, has an aggregate market value of the company’s voting stock held by non-affiliates, or public float, of less than $250 million, or has annual revenues less than $100 million and either no public float or public float less than $750 million. SEC rules provide that companies with a non-affiliate public float of less than $75 million may only sell shares under a Form S-3 shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the public float. If we do not meet this public float requirement, any offering by us under a Form S-3 will be limited to raising an aggregate of one-third of our public float in any 12-month period. In addition, a smaller reporting company is able to provide simplified executive compensation disclosures in its filings, is exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting if its public float is less than $75 million, and has certain other reduced disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Reduced disclosure in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze its results of operations and financial prospects.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products or services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

CALCIMEDICA, INC.

Date: August 11, 2023	By:	/s/ A. Rachel Leheny
A. Rachel Leheny, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Daniel Geffken
Daniel Geffken
Interim Chief Financial Officer (Principal Accounting and Financial Officer)