Form 10-Q
period 2023-09-30
CalciMedica, Inc.
filed 2023-11-09
CIK 1534133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the Registrant’s common stock outstanding as of November 6, 2023 was 5,684,873.

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
•
our ability to continue to satisfy the Nasdaq listing requirements and have our stock continue to trade on Nasdaq; and
•
the effects of the ongoing conflicts between the Ukraine and Russia and in the Middle East and the recent and potential future bank failures or other geopolitical events.

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

Since Private CalciMedica was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the condensed consolidated financial statements were prepared on a stand-alone basis for Private CalciMedica and did not include the combined entities’ activity or financial position. Subsequent to the Merger, the condensed consolidated financial statements as of and for the nine months ended September 30, 2023 include Graybug’s activity from March 21, 2023 through September 30, 2023, and assets and liabilities at their acquisition date fair value. Historical share and per share figures of Private CalciMedica have been retroactively restated based on the exchange ratio of 0.0288.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CALCIMEDICA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)	(See Note 2)
Assets
Current assets
Cash and cash equivalents	$11,644	$1,327
Restricted cash	—	149
Short-term investments	2,947	—
Prepaid expenses and other current assets	682	254
Total current assets	15,273	1,730
Property and equipment, net	187	147
Right-of-use asset, net	—	48
Other assets	385	1,424
Total assets	$15,845	$3,349
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,417	$2,866
Accrued clinical trial costs	860	1,143
Accrued other	1,409	572
Other current liabilities	—	199
Total current liabilities	3,686	4,780
Long-term liabilities
Warrant liability	—	2,645
Convertible promissory notes	—	5,157
Total liabilities	3,686	12,582
Commitments and contingencies (Note 8)
Convertible preferred stock
Series A convertible preferred stock, $0.001 par value; no shares and 25,751,716 authorized, issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	19,107
Series B convertible preferred stock, $0.001 par value; no shares and 11,235,460 authorized at September 30, 2023 and December 31, 2022, respectively; no shares and 10,667,279 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	8,224
Series C-1 convertible preferred stock, $0.001 par value; no shares and 8,016,886 shares authorized, issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	5,683
Series C-2 convertible preferred stock, $0.001 par value; no shares and 16,291,526 authorized at September 30, 2023 and December 31, 2022, respectively; no shares and 13,504,959 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	9,563
Series D convertible preferred stock, $0.001 par value; no shares and 88,875,077 authorized at September 30, 2023 and December 31, 2022, respectively; no shares and 26,880,040 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	19,494
Stockholders’ equity (deficit) (1)
Preferred stock, $0.0001 par value; 10,000,000 shares and no shares authorized at September 30, 2023 and December 31, 2022, respectively; no shares issues issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 and 5,694,626 shares authorized at September 30, 2023 and December 31, 2022, respectively; 5,684,873 and 84,165 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	154,076	40,402
Accumulated deficit	(141,918)	(111,707)
Total stockholders’ equity (deficit)	12,159	(71,304)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$15,845	$3,349

See accompanying notes to unaudited condensed consolidated financial statements.

(1) Retroactively restated for the reverse recapitalization as described in Note 2.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$2,772	$1,244	$13,077	$6,428
General and administrative	2,061	2,044	20,679	4,660
Total operating expenses	4,833	3,288	33,756	11,088
Loss from operations	(4,833)	(3,288)	(33,756)	(11,088)
Other income (expense)
Other income (expense), net	214	(49)	377	(78)
Change in fair value of financial instruments	—	756	3,168	1,925
Total other income (expense), net	214	707	3,545	1,847
Net loss and comprehensive loss	$(4,619)	$(2,581)	$(30,211)	$(9,241)
Net loss per share—basic and diluted	$(0.82)	$(31.04)	$(7.43)	$(113.24)
Weighted-average number of shares outstanding used in computing net loss per share—basic and diluted	5,667,343	83,154	4,068,526	81,601

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2022 (1)	84,820,880	$62,071	84,165	$1	$40,402	$(111,707)	$(71,304)
Stock-based compensation expense			—	—	11,126	—	11,126
Conversion of preferred stock to common stock as a result of Merger	(84,820,880)	(62,071)	2,442,852	—	62,071	—	62,071
Issuance of common stock to Graybug stockholders as a result of Merger and reset to par of $0.0001	—	—	1,571,433	—	29,218	—	29,218
Issuance of common shares from private placement, net	—	—	596,363	—	10,340	—	10,340
Conversion of promissory notes into common stock	—	—	590,031	—	3,245	—	3,245
Conversion of Series C-2 Warrants into common stock	—	—	80,254	—	442	—	442
Conversion of promissory note warrants into common stock	—	—	152,875	—	841	—	841
Merger transaction costs	—	—	—	—	(4,591)	—	(4,591)
Restricted stock units net settlement	—	—	143,960	—	(297)	—	(297)
Reclassification of warrant liability to equity	—	—	—	—	216	—	216
Net loss	—	—	—	—	—	(19,288)	(19,288)
Balance—March 31, 2023	—	—	5,661,933	1	153,013	(130,995)	22,019
Stock-based compensation expense	—	—	—	—	463	—	463
Adjustment to purchase accounting	—	—	—	—	3	—	3
Merger transaction costs	—	—	—	—	40	—	40
Net loss	—	—	—	—	—	(6,304)	(6,304)
Balance—June 30, 2023	—	—	5,661,933	1	153,519	(137,299)	16,221
Stock-based compensation expense	—	—	—	—	482	—	482
Adjustment to purchase accounting	—	—	—	—	3	—	3
Issuance of common stock (net of issuance costs)	—	—	22,940	—	72	—	72
Net loss	—	—	—	—	—	(4,619)	(4,619)
Balance—September 30, 2023	—	—	5,684,873	$1	$154,076	$(141,918)	$12,159

See accompanying notes to unaudited condensed consolidated financial statements.

(1) Retroactively restated for the reverse recapitalization as described in Note 2.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (1)

(in thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31, 2021	84,820,880	62,071	78,527	$1	$39,895	$(103,883)	$—	$(63,987)
Stock issued on exercise of stock options	—	—	180	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	335	—	—	335
Net loss	—	—	—	—	—	(3,630)	—	(3,630)
Balance—March 31, 2022	84,820,880	62,071	78,707	1	40,231	(107,513)	—	(67,281)
Stock issued on exercise of stock options	—	—	4,320	—	17	—	—	17
Stock-based compensation expense	—	—	—	—	321	—	—	321
Net loss	—	—	—	—	—	(3,030)	—	(3,030)
Balance—June 30, 2022	84,820,880	62,071	83,027	1	40,569	(110,543)	—	(69,973)
Stock issued on exercise of stock options	—	—	1,138	—	8	—	—	8
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	757	—	—	757
Net loss	—	—	—	—	—	(2,581)	—	(2,581)
Balance—September 30, 2022	84,820,880	62,071	84,165	$1	$41,334	$(113,124)	$—	$(71,789)

See accompanying notes to unaudited condensed consolidated financial statements.

(1) Retroactively restated for the reverse recapitalization as described in Note 2.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(30,211)	$(9,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,071	1,055
Depreciation and amortization	39	39
Change in the fair value of warrant liability	(1,146)	(2,077)
Change in the fair value of convertible promissory notes	(2,022)	152
Non-cash interest expense	110	44
Accretion of discount on short-term investment	(61)	—
Common stock issued for services	—	8
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	2,490	1,125
Accounts payable	(1,474)	807
Accrued expenses and other liabilities	(1,914)	420
Net cash used in operating activities	(22,118)	(7,668)
Investing activities:
Purchases of property and equipment	(78)	(4)
Purchase of investments	(2,941)	—
Maturity of investments	14,580	—
Net cash provided by (used in) investing activities	11,561	(4)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	10,340	—
Acquisition of stock of Graybug, net of cash	14,859	—
Merger transaction costs	(4,546)	—
Proceeds from issuance of convertible preferred stock and warrants, net of issuance costs	—	(11)
Proceeds from issuance of convertible note payable, net	—	3,000
Proceeds from issuance of common stock	72	18
Net cash provided by financing activities	20,725	3,007
Net increase (decrease) in cash and cash equivalents	10,168	(4,665)
Cash, cash equivalents and restricted cash at beginning of period	1,476	4,761
Cash and cash equivalents at end of period	$11,644	$96
Supplemental cash flow information:
Preferred stock issuance costs included in accounts payable and accrued expenses	$—	$11
Settlement of personnel accrued liabilities with issuance of stock options	$—	$358
Conversion of Series A, B, C-1, C-2 and D convertible preferred stock to common stock	$62,071	$—
Issuance of common stock to Graybug stockholders as a result of the Merger	$29,218	$—
Short-term investments assumed in the Merger	$9,776	$—
Prepaid expenses and other current assets assumed in the Merger	$2,096	$—
Accounts payable and accrued liabilities assumed in the Merger	$2,258	$—
Conversion of C-2 warrants to common stock	$442	$—
Conversion of convertible promissory notes to common stock	$3,245	$—
Conversion of convertible promissory note warrants to common stock	$841	$—
Restricted stock units net settlement	$297	$—
Reclassification of warrant liability to equity	$216	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Description of Business

CalciMedica, Inc. (“CalciMedica” or the “Company”) (f/k/a Graybug Vision, Inc.) was incorporated in the state of Delaware in February 2015, upon conversion of Graybug, LLC, which was organized in May 2011, and has its principal operations in La Jolla, California. The Company is a clinical-stage biopharmaceutical company focused on developing therapeutics that treat serious illnesses driven by inflammatory processes and direct cellular damage. The Company has a wholly owned subsidiary, CalciMedica Subsidiary, Inc., incorporated in Delaware in October 2006, through which it conducts substantially all of its operations, which survived the Merger as more fully described below.

Reverse Merger Transaction

On March 20, 2023, Graybug Vision, Inc. (“Graybug”) completed a reverse merger transaction in accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated as of November 21, 2022, as amended on February 10, 2023 (the “Merger Agreement”), by and among Graybug, Camaro Merger Sub, Inc., a wholly owned subsidiary of Graybug (“Merger Sub”), and CalciMedica, Inc. (“Private CalciMedica”), pursuant to which Merger Sub merged with and into Private CalciMedica, with Private CalciMedica surviving as a wholly owned subsidiary of Graybug (the “Merger”). Additionally, on March 20, 2023, Graybug changed its name from “Graybug Vision, Inc.” to “CalciMedica, Inc.” and Private CalciMedica changed its name from “CalciMedica, Inc.” to “CalciMedica Subsidiary, Inc.” At the completion of the Merger, the prior Private CalciMedica equityholders and the prior Graybug equityholders owned 72% and 28%, respectively of the combined company, in each case, on a fully diluted basis using the treasury stock method and excluding out-of-the-money options and warrants.

The Merger was accounted for as a reverse recapitalization, with Private CalciMedica being treated as the acquirer for accounting purposes. See discussions of the transactions in connection with the Merger in Note 3 - Merger and Related Transactions.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements were prepared on a going concern basis, which assumes that the Company will continue its operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has experienced net losses and negative cash flows from operating activities since its inception. The Company has an accumulated deficit of $141.9 million as of September 30, 2023, and a net loss of $4.6 million and $30.2 for the three and nine months ended September 30, 2023, respectively. Total operating expenses for the three months ended September 30, 2023 were $4.8 million. Total operating expenses for the nine months ended September 30, 2023 were $33.8 million, which included $16.2 million of one-time charges comprised of $10.5 million of charges related to the acceleration of vesting of the Graybug stock awards at the date of the Merger and $5.7 million of charges related to severance as a result of the Merger. Substantially all of the Company’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.

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

From inception to September 30, 2023, the Company has completed financings from the sale of preferred and common stock for total net proceeds of $112.4 million and has issued convertible debt for net proceeds of $8.6 million. In connection with the Merger, the Company received approximately $29.4 million of cash, cash equivalents and short-term investments. As of September 30, 2023, the Company had cash, cash equivalents and short-term investments of approximately $14.6 million.

The Company intends to seek additional funding through public and private financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although the Company has been successful in raising capital in the past, there is no assurance of success in obtaining such additional financing on terms acceptable to us, it at all, and there is no assurance that the Company will be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding when required or on acceptable terms, the Company may be required to scale back or discontinue the advancement of the product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity or cease operations.

Based on the Company’s current operating plans, management believes its cash, cash equivalents and short-term investments may not be sufficient to fund its operations for the period one year following the issuance of these financial statements. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

If the Company becomes unable to continue as a going concern, it may have to liquidate its assets, and might realize significantly less than the values at which they are carried on its financial statements, and stockholders may lose all or part of their investment in the Company’s common stock

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”), of the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the accounts of the Company and CalciMedica Subsidiary, Inc. for the three and nine months ended September 30, 2023 and 2022. All intercompany accounts and transactions have been eliminated in consolidation.

Since Private CalciMedica was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the condensed consolidated financial statements were prepared on a stand-alone basis for Private CalciMedica and did not include the combined entities activity or financial position. Subsequent to the Merger, the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 include Graybug’s activity from March 21, 2023 through September 30, 2023, and assets and liabilities at their acquisition date fair value. Historical share and per share figures of Private CalciMedica have been retroactively restated based on the exchange ratio of 0.0288.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of readily available cash in checking accounts, money market funds, commercial paper and U.S. Treasury bills. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Short-term Investments

The Company invests excess cash in commercial paper and U.S government sponsored entities - mortgage-backed securities. These investments are included in short-term investments on the balance sheets, classified as available-for-sale and reported at fair value with unrealized gains and losses included in accumulated other comprehensive (loss)/gain, net. Realized gains and losses on the sale of these securities are recognized in net loss.

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

Leases

The Company leases office space with an original lease term of twelve months and does not have a right-of-use asset or lease liability recorded. The Company's policy is not to record leases with an original term of twelve months or less on the consolidated balance sheets. The Company recognizes lease expense for this short-term lease on a straight-line basis over the term of the lease. The lease is accounted for under ASC 842, Leases, and has been classified as an operating lease.

Long-lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. The Company did not recognize any impairment losses for the three and nine months ended September 30, 2023 and 2022.

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

Deferred Offering Costs

The Company capitalizes costs that are directly associated with equity financings until such financings are consummated at which time such costs are recorded against the gross proceeds of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations and comprehensive loss. Private CalciMedica had deferred offering costs capitalized as of December 31, 2022 for the Merger of $1.4 million and $1.1 million for a proposed initial public offering (“IPO”) as of December 31, 2021. In September 2022, Private CalciMedica terminated its plan for an IPO and expensed $1.5 million to general and administrative expense. In August 2023, the Company capitalized and deferred costs associated with its at-the-market offering of $0.4 million.

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

Beginning in November 2020, Private CalciMedica has paid consulting fees monthly to a consulting firm affiliated with the Company’s interim chief financial officer in connection with its consulting agreement. Private CalciMedica recorded expense of $94,000 and $112,000 during the three months ended September 30, 2023 and 2022, respectively, and $440,000 and $212,000 during the nine months ended September 30, 2023 and 2022, respectively.

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

As part of the reverse recapitalization, Private CalciMedica received $29.4 million of cash, cash equivalents and short-term investments, net of transaction costs. Private CalciMedica also obtained prepaid and other current assets of approximately $2.1 million and assumed payables and accrued expenses of approximately $2.3 million. Private CalciMedica also incurred transaction costs of approximately $4.6 million, which is recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated statement of convertible preferred stock and stockholders' equity (deficit). The Company also recorded one-time charges of $10.5 million for the acceleration of the Graybug stock awards and $5.7 million in severance charges that are recorded in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2023.

On March 17, 2023, in connection with the transactions contemplated by the Merger Agreement and following a special meeting of Graybug’s stockholders, Graybug filed an Amended and Restated Certificate of Incorporation effecting a reverse stock split of Graybug’s common stock, par value $0.0001 per share, at a ratio of 14:1 (“Reverse Stock Split”).

4. Fair Value Measurements

The Company's assets and liabilities which are measured at fair value include short-term investments, warrants for preferred stock (“Preferred Warrants”), warrants for common stock related to the convertible promissory notes (“Convertible Promissory Note Warrants”), presented together on the balance sheets as “Warrant Liability” and convertible promissory notes. All assets and liabilities recorded at fair value are revalued at each measurement period.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$7,153	$—	$—	$7,153
Commercial paper	—	2,984	—	2,984
U.S. Treasury bills	—	996	—	996
Total cash equivalents	7,153	3,980	—	11,133
Short-term investments:
Commercial paper	—	2,457	—	2,457
U.S. Government sponsored entities - mortgage-backed securities	—	490	—	490
Total short-term investments	—	2,947	—	2,947
Total assets measured at fair value	$7,153	$6,927	$—	$14,080

Money market funds are highly liquid investments which are actively traded. The pricing information on the Company’s money market funds is based on quoted prices in active markets for identical securities. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

No fair value liabilities exist as of September 30, 2023.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible promissory notes	$—	$—	$5,157	$5,157
Preferred Warrants liability	—	—	1,453	1,453
Convertible Promissory Note Warrants liability	—	—	1,192	1,192
Total liabilities measured at fair value	$—	$—	$7,802	$7,802

The following provides a reconciliation for all liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2023 (in thousands):

Convertible Promissory Note liability
Balance at December 31, 2022	$5,157
Change in Fair Value of Convertible Promissory Notes	(2,022)
Accrued Interest	110
Conversion of Convertible Promissory Notes to equity	(3,245)
Balance at September 30, 2023	$—

Preferred Warrant liability
Balance at December 31, 2022	$1,453
Change in Fair Value of Preferred Warrants	(795)
Conversion of warrant liability to equity	(658)
Balance at September 30, 2023	$—

Convertible Promissory Note Warrants liability
Balance at December 31, 2022	$1,192
Change in Fair Value of Convertible Promissory Note Warrants	(351)
Conversion of Convertible Promissory Note Warrants liability to equity	(841)
Balance at September 30, 2023	$—

The following table presents information as to cost, unrealized gains and losses and fair value determination of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$7,153	$—	$—	$7,153
Commercial paper	2,983	1	—	2,984
U.S Treasury bills	996	—	—	996
Total cash equivalents	11,132	1	—	11,133
Short-term investments:
Corporate debt securities	—	—	—	—
Commercial paper	2,458	—	(1)	2,457
U.S. Government sponsored entities - mortgage-backed securities	489	1	—	490
Total short-term investments	2,947	1	(1)	2,947
Total assets measured at fair value	$14,079	$2	$(1)	$14,080

As of September 30, 2023, the contractual maturities of all available-for-sale investments were less than 12 months. The Company periodically reviews the available-for-sale for other-than-temporary impairment loss. The Company had four short-term investments in unrealized loss positions as of September 30, 2023. The Company’s unrealized losses from short-term investments as of September 30, 2023 were caused by interest rate increases and not by an unfavorable change in the credit quality associated with these securities. The Company does not intend to sell the investments before recovery of their amortized cost basis, which may be maturity. Therefore, the Company believes these losses to be temporary and as a result, did not recognize any other-than-temporary losses as of September 30, 2023.

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

Shelf Registration Statement and At the Market Offering

In August 2023, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”). The Shelf Registration Statement permits the offering, issuance and sale of common stock, preferred stock, debt securities and warrants having an aggregate offering price of up to $100.0 million in one or more offerings and in any combination of the foregoing. As of September 30, 2023, $99.9 million remains available for sale under the Shelf Registration Statement.

The Shelf Registration Statement contains two prospectuses, a base prospectus and an at the market offering prospectus that covers the offering, issuance and sale of up to $4.7 million of common stock pursuant to an at-the-market offering agreement (“ATM Agreement”) with H.C Wainwright & Co., LLC, acting as sales agent (“ATM Facility”). The Company intends to use the net proceeds from the ATM Facility for general corporate purposes, which may include research and development expenses, clinical trial expenses, capital expenditures and working capital. The ATM Facility will terminate upon the earlier of (i) the sale of all of the shares of our common stock provided for in the at the market offering prospectus or (ii) termination of the ATM Agreement as permitted therein. The ATM Agreement may be terminated at any time by either party upon written notice. As of September 30, 2023, the Company has sold 22,940 shares of common stock for net proceeds of $72,000 which includes $2,000 of commissions paid under the ATM Facility and $4.6 million remains available for sale under the ATM Facility.

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

The Company recognized a total change in fair value of the preferred stock warrants of $0 and $908,000 for the three months ended September 30, 2023 and 2022, respectively and $795,000 and $2.1 million for the nine months ended September 30, 2023 and 2022, respectively.

In November 2020, Private CalciMedica granted a warrant to purchase 400,000 shares of common stock to a consulting firm affiliated with its interim chief financial officer in connection with its consulting agreement. The warrant has a 10-year term, an exercise price of $0.19, and vests ratably over 24 months commencing on the effective date. At the date of issuance, the fair value of the warrant was determined to be $120,000, utilizing Black-Scholes with the following assumptions: expected term of ten years, risk-free rate of 0.96%, volatility of 80.0% and a dividend yield of zero, which has been recognized as general and administrative expense over the vesting period. In conjunction with the Merger, the warrant converted to 11,520 warrants of CalciMedica at an exercise price of $6.60. The warrant is classified as equity and the Company expensed $13,000 and $15,000 to general and administrative expense related to this warrant for the three months ended September 30, 2023 and 2022, respectively, and $38,000 and $45,000 for the nine months ended September 30, 2023 and 2022, respectively.

In October 2022, Private CalciMedica granted warrants to certain officers and directors to purchase 496,970 shares of common stock. The warrants have a 10-year term, an exercise price of $10.42, and vest ratably over 12 and 48 months. At the date of issuance, the fair value of the warrants collectively was $125,000 and was determined utilizing Black-Scholes and will be recognized as general and administrative expense over the vesting periods. Assumptions used in the valuation were as follows: expected term of ten years, risk free rate of 4.10%, volatility of 82% and a dividend yield of zero. In conjunction with the Merger, the warrants converted to 14,313 warrants of CalciMedica at an exercise price of $10.42. The warrants are classified as equity, and the Company expensed $14,000 and $42,000, to general and administrative expense in the three and nine months ended September 30, 2023, respectively.

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

2023 Equity Incentive Plan

The Company adopted 2023 Equity Incentive Plan (the “2023 Plan”), which became effective at the closing of the Merger. As of the effective time of the Merger, there were 1,000,000 shares of the Company’s common stock available for grant under the 2023 Plan. In addition, the share reserve is subject to annual increases each January 1 for the first ten years following approval of the 2023 Plan of up to 5% of shares of the Company’s common stock outstanding (or a lesser number determined by the Company’s board of directors). As of September 30, 2023, 96,117 options have been returned but are unavailable for future grant under the 2006 Plan. As of September 30, 2023, 394,309 shares were available for grant under the 2023 Plan.

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

As of September 30, 2023, no shares have been issued under the 2023 ESPP.

The following table summarizes the stock option transactions for the 2006 and 2023 Plan:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	739,511	$6.94	7.36	$8,903
Assumed in the Merger	310,431	76.72
Granted	785,922	6.48
Forfeited	(96,117)	70.79
Outstanding at September 30, 2023	1,739,747	$15.71	7.24	$41
Vested and exercisable at September 30, 2023	876,767	$6.11	6.44	$41

There were no options exercised during the nine months ended September 30, 2023. The weighted-average fair value of options granted during the nine months ended September 30, 2023 and 2022 was $4.47 and $12.85 per share, respectively. The total fair value of shares vested was $12.1 million (includes $10.5 million related to the acceleration of vesting of the Graybug stock awards at the date of the Merger) for the nine months ended September 30, 2023 and $1.3 million for nine months ended September 30, 2022.

As of September 30, 2023, stock-based compensation not yet recognized is $3.9 million, which the Company expects to recognize over an estimated weighted-average term of 2.7 years.

The following is the range of underlying assumptions in Black-Scholes to determine the fair value of the stock option grants for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Risk free interest rate	3.50%-3.56%	2.80%-3.28%
Expected volatility	75%-76%	82%
Expected term (years)	6.25	5.00-6.25
Expected dividend yield	0%	0%

Stock-based Compensation Expense

Stock-based compensation expense recognized for options and restricted stock units granted was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$184	$182	$2,426	$398
General and administrative	298	217	9,645	657
Total	482	399	12,071	1,055
Statement of convertible preferred stock and stockholders' equity (deficit)
Settlement of 2021 and 2020 accrued bonus and employee costs	—	358	—	358
Total stock-based compensation expense	$482	$757	$12,071	$1,413

The stock-based compensation expense for the nine months ended September 30, 2023, includes one-time charges for the acceleration of vesting of the Graybug stock options at the date of the Merger of $1.9 million and $8.6 million in research and development and general and administrative expenses, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at September 30, 2023:

September 30,
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

The Company has historically entered into contracts in the normal course of business with contract development and manufacturing organizations, for the manufacturing process development and the preclinical/clinical supply manufacturing, and our vendors for preclinical research studies and other services or products for operating purposes. These contracts generally provide for termination on notice of 60 to 90 days. As of September 30, 2023, there are three such contracts, with two CMO’s related to its development of Auxora and acquired as a result of the Merger with approximately $1.6 million and $1.2 million of associated costs, respectively, still in effect for future services, and there were no unpaid cancellation or other related costs.

We may also, from time to time, become party or subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Some of these proceedings have involved, and may involve in the future, claims that are subject to substantial uncertainties and unascertainable damages.

Operating Lease Agreements

The Company has an operating lease for office space in La Jolla, California. In January 2023, an amendment was executed for a twelve month term and therefore qualifies for the short-term lease exception. Base rent for this lease is approximately $9,000 monthly.

As a result of the Merger, the Company had leased a facility in Baltimore, Maryland under an operating lease with a term through June 2023 and was accounted for under ASC 842. The facility has been abandoned and the asset was fully impaired in 2022 and was reflected in Graybug’s financial statements in 2022 and there is no impact to the nine months ended September 30, 2023 and 2022. The lease expired in June 2023.

Rent expense for the three months ended September 30, 2023 and 2022 was $28,000 and $49,000, respectively, and $246,000 and $179,000 for the nine months ended September 30, 2023 and 2022, respectively, which is included in operating expenses. The lease obligation was included in other current liabilities in the condensed consolidated balance sheets.

9. Employee Benefits

In January 2007, Private CalciMedica adopted a defined contribution 401(k) plan for substantially all employees. Contributions made by Private CalciMedica to the 401(k) plan were immaterial for the three and nine months ended September 30, 2023 and 2022, respectively.

10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2023 and 2022. As of both September 30, 2023 and December 31, 2022, the Company continues to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative net losses.

11. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss and comprehensive loss	$(4,619)	$(2,581)	$(30,211)	$(9,241)
Denominator
Weighted average common stock outstanding, basic and diluted	5,667,343	83,154	4,068,526	81,601
Net loss per share, basic and diluted	$(0.82)	$(31.04)	$(7.43)	$(113.24)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of September 30,
	2023	2022
Convertible preferred stock	—	2,442,852
Warrants to purchase convertible preferred stock	—	328,859
Stock options to purchase common stock	1,739,747	739,544
Warrants to purchase common stock	276,437	11,520
	2,016,184	3,522,775

12. Subsequent Events

The Company has evaluated subsequent events through November 9, 2023, the date on which the accompanying financial statements were issued. During this period, the Company has concluded that no material subsequent events have occurred.

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

In a Phase 2a trial in patients with AP and accompanying systemic inflammatory response syndrome (“SIRS”) along with hypoxemia (low concentration of oxygen in blood), a greater proportion of patients treated with Auxora compared to SOC alone experienced resolution of persistent SIRS (SIRS lasting 48 hours or more) and tolerated solid food at 72 hours, an indicator of disease resolution. The majority of patients with respiratory failure treated with Auxora did not require mechanical ventilation. This resulted in hospital discharge for patients treated with Auxora more than two days earlier than those treated with SOC alone. These findings were published in the peer-reviewed journal Pancreas in 2021. We are currently conducting a blinded placebo-controlled Phase 2b trial in patients with AP and accompanying SIRS (which we also refer to as “CARPO”), including the enrollment of patients in India, following the international expansion of the CARPO trial there. We anticipate topline results from the CARPO trial in the first half of 2024.

CRSPA, a Phase 1/2 single arm trial, is currently being conducted in pediatric patients with ALL who have developed pancreatitis as a side-effect of asparaginase (“AIPT”). AIPT is a particularly severe form of pancreatitis and historical data suggests that over half of the patients will develop pancreatic necrosis or pseudocysts and may not receive further asparaginase treatments for their ALL, potentially impacting their prognosis, and develop long term health complications including chronic pancreatitis. The first cohort of nine patients in this trial has been completed and, based on preliminary, unpublished data, all patients who have received a full course of therapy have had a more rapid resolution of their symptoms as compared to the current standard of care. According to clinical data published by Mauney, et. al., in the Journal of Pediatric Gastroenterology and Nutrition in March 2022, patients who developed AIPT have a median length of stay in the hospital of 10 days, whereas the median length of stay for patients treated with Auxora was less than six days consistent with their resolution of symptoms. This is a single arm open-label trial and comparison to a blinded matched historical control group is underway. We expect data from the first cohort of this trial to be published in the fourth quarter of 2023. This trial is being expanded to additional sites.

In addition to AP, we are preparing for clinical trials in additional inflammatory diseases such as acute kidney injury (“AKI”). We recently completed a study in a rat model of AKI, which demonstrated that Auxora compared to placebo increased glomerular filtration rate and decreased infiltrates of mononuclear cells in the kidneys of rats treated after receiving an ischemic injury. These data, along with observations in our Phase 2 trials in both AP and COVID-19 suggesting Auxora provides kidney protection in acutely ill patients, support that AKI may be a promising indication for Auxora. We plan to submit an IND application in the fourth quarter of 2023 and, if accepted, expect to be in a position to initiate a Phase 2 clinical trial in this indication in the first half of 2024, subject to receipt of additional funding.

In our CARDEA trial, a Phase 2 randomized double-blind, placebo-controlled trial in patients with severe COVID-19 pneumonia and receiving supplemental oxygen, but not on mechanical ventilation, we observed that patients treated with Auxora experienced a reduced time to recovery and a 56% relative reduction in mortality at 30 days (p=0.0165) and a 33% relative reduction in mortality at 60 days (p=0.1449) compared to placebo. Time to recovery was seven days for Auxora-treated patients compared to ten days for patients receiving placebo (p=0.098). These data which were published in the peer-reviewed journal Critical Care in 2022, along with data anticipated to be published in the fourth quarter of 2023 from an ongoing Phase 2 trial testing Auxora in COVID-19 patients with ARDS receiving invasive mechanical ventilation, may also help inform future trials in broader ARDS and acute hypoxemic respiratory failure (“AHRF”) patient populations.

Finally, we have compiled additional preclinical data supporting the potential to use CRAC channel inhibition for both chronic and acute inflammatory and immunologic diseases. We have available product candidates in IND-enabling preclinical testing that present different organ bioavailabilities and potential oral dosing. Our first chronic indication may be chronic pancreatitis as preclinical data in a mouse model of chronic pancreatitis suggests that CRAC channel inhibition can reduce pancreatic fibrosis and restore ductal cell function. We have published data suggesting CRAC channel inhibition may be useful in treating ulcerative colitis, allergic asthma, and traumatic brain injury.

Calcium is an important regulator of multiple biological functions, and in electrically non-excitable cells CRAC channel activation plays a critical role in the activation of calcium-dependent pathways that modulate various responses, including inflammation and vascular permeability. In immune cells, activation of CRAC channels is a key step in initiating the adaptive immune response and the generation of inflammatory cytokines. In addition, in certain acute critical illnesses, CRAC channels on affected organ tissue cells can become overactivated, resulting in excess calcium entry into cells. This excess calcium can cause cellular injury and necrosis or activate apoptosis signaling pathways leading to programmed cell death further exacerbating the damage caused by inflammatory response. We have developed novel cell-based assays for compound screening that enabled us to identify and optimize a portfolio of potent and selective small molecule CRAC channel inhibitors, including Auxora, from several different chemical classes. These compounds each have different pharmaceutic and pharmacokinetic properties and comprise our portfolio of CRAC channel inhibitors.

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

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Through September 30, 2023, our operations have been funded primarily by aggregate net proceeds of $150.4 million from the issuance of convertible preferred stock, convertible notes, common stock and the Merger. Since inception we have had significant operating losses. Our net loss was $30.2 million for the nine months ended September 30, 2023. Included in the net loss for the nine months ended September 30, 2023 were total operating expenses of $33.8 million, which included $16.2 million of one-time charges comprised of $10.5 million related to the acceleration of vesting of Graybug stock awards at the date of the Merger and $5.7 million of severance charges as a result of the Merger. Our net loss for three and nine months ended September 30, 2023 were $4.6 million and $30.2 million, respectively. As of September 30, 2023, we had an accumulated deficit of $141.9 million and $14.6 million in cash, cash equivalents and short-term investments.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, depreciation expense and other expenses for outside professional services, including legal related to intellectual property and corporate matters, human resources, audit and accounting services and facility-related fees not otherwise included in research and development expenses. Personnel costs consist of salaries, benefits and equity-based compensation expense for our personnel in executive, finance and accounting, business operations and other administrative functions. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, increased costs of expanding our operations and operating as a public company. These increases will likely include increases related to the hiring of additional personnel and legal, regulatory and other fees and services associated with maintaining compliance with stock exchange listing rules and SEC requirements, director and officer insurance premiums and investor relations costs associated with being a public company.

Other Income (Expense)

Our other income (expense) includes (i) interest and change in fair value of our convertible promissory notes; (ii) changes in the fair value of our warrant liabilities; and (iii) other non-operating expenses.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following sets forth our results of operations (in thousands):

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
Operating expenses:
Research and development	$2,772	$1,244	$1,528	123%
General and administrative	2,061	2,044	17	1%
Total operating expenses	4,833	3,288	1,545	47%
Loss from operations	(4,833)	(3,288)	(1,545)	47%
Other income (expense), net	214	707	(493)	(70%)
Net loss	$(4,619)	$(2,581)	$(2,038)	79%

Research and Development Expenses

Research and development expenses comprised (in thousands):

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
Preclinical studies and clinical trial-related activities	$1,088	$895	$193	22%
Chemistry, manufacturing and controls	376	62	314	506%
Personnel costs	875	194	681	351%
Consultants and other costs	433	93	340	366%
Total research and development expenses	$2,772	$1,244	$1,528	123%

Research and development expenses were $2.8 million for the three months ended September 30, 2023, compared to $1.2 million for the three months ended September 30, 2022. The increase of $1.5 million was due primarily to an increase in preclinical studies and clinical trial-related activities of $0.2 million related to our Phase 2 clinical trials of Auxora, an increase in consultants and other costs of $0.3 million, an increased personnel costs of $0.7 million due to additional headcount and salary increases, and an increase of $0.3 million in chemistry, manufacturing and control activities in regard to our Phase 2 clinical trials of Auxora.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (in thousands):

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
Personnel costs	$843	$168	$675	402%
Facility costs	147	58	89	153%
Professional services	641	1,472	(831)	(56%)
Consultants and other costs	430	346	84	24%
Total general and administrative expenses	$2,061	$2,044	$17	1%

General and administrative expenses were $2.1 million for the three months ended September 30, 2023, compared to $2.0 million for the three months ended September 30, 2022. The increase of $0.1 million was primarily related to an increase in personnel costs of $0.7 million due to salary increases, an increase in facilities of $0.1 million and consultant costs of $0.1 million, offset by a decrease of $0.8 million in professional services including accounting and legal expenses.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2023 was income of $0.2 million, compared to $0.7 million for the three months ended September 30, 2022. The decrease of $0.5 million was due to the fair value adjustments to our warrant liability and convertible promissory notes, which resulted in $0 and a $0.7 million gain for the three months ended September 30, 2023 and 2022, respectively. We had $0.2 million of interest income on our short-term investments and $0 for the three months ended September 30, 2023 and 2022, respectively.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following sets forth our results of operations (in thousands):

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Operating expenses:
Research and development	$13,077	$6,428	$6,649	103%
General and administrative	20,679	4,660	16,019	344%
Total operating expenses	33,756	11,088	22,668	204%
Loss from operations	(33,756)	(11,088)	(22,668)	204%
Other income (expense), net	3,545	1,847	1,698	92%
Net loss	$(30,211)	$(9,241)	$(20,970)	227%

Research and Development Expenses

Research and development expenses comprised (in thousands):

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Preclinical studies and clinical trial-related activities	$4,809	$3,265	$1,544	47%
Chemistry, manufacturing and controls	709	1,130	(421)	(37%)
Personnel	6,163	1,377	4,786	348%
Consultants and other costs	1,396	656	740	113%
Total research and development expenses	$13,077	$6,428	$6,649	103%

Research and development expenses were $13.1 million for the nine months ended September 30, 2023, compared to $6.4 million for the nine months ended September 30, 2022. The increase of $6.6 million was due primarily an increase in personnel expense of $4.8 million consisting of a one-time charge for acceleration of vesting of stock options of $1.9 million, a one-time severance charge of $1.6 million as a result of the Merger, and an increase in other personnel costs of $1.3 million. The increase in research and development expenses for the nine months ended September 30, 2023 also includes an increase in preclinical studies and clinical trial-related activities of $1.5 million related to our Phase 2 clinical trials of Auxora and an increase in consultants and other costs of $0.7 million, offset by a decrease of $0.4 million in chemistry, manufacturing and control activities in regard to our Phase 2 clinical trials of Auxora.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (in thousands):

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Personnel costs	$16,377	$1,691	$14,686	868%
Facility costs	446	201	245	122%
Professional services	2,660	2,185	475	22%
Consultants and other costs	1,196	583	613	105%
Total general and administrative expenses	$20,679	$4,660	$16,019	344%

General and administrative expenses were $20.7 million for the nine months ended September 30, 2023, compared to $4.7 million for the nine months ended September 30, 2022. The increase of $16.0 million was primarily related to an increase in personnel costs of $14.7 million driven by a one-time charge for acceleration of vesting of stock options of $8.6 million, a one-time severance charge of $4.1 million as a result of the Merger and an increase in performance bonuses of $1.3 million. The increase in general and administrative expenses for the nine months ended September 30, 2023 was also due to an increase in professional services of $0.5 million, including accounting and legal expenses associated with being a public company, an increase in facility costs of $0.2 million, and an increase in consultant and other costs of $0.6 million.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2023 was $3.5 million, compared to $1.8 million for the nine months ended September 30, 2022. The increase of $1.7 million was due to the fair value adjustments to our warrant liability and convertible promissory notes, which resulted in a $3.2 million and a $1.9 million gain for the nine months ended September 30, 2023 and 2022, respectively. This was partially offset by accrued interest on our convertible promissory notes for the nine months ended September 30, 2023 and 2022. We had $0.5 million of interest income on our short-term investments and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

Overview

As of September 30, 2023 we had cash, cash equivalents and short-term investments of $14.6 million.

The accompanying financial statements have been prepared on a basis which assumes we are a going concern and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Based on our current operating plans, we believe our cash, cash equivalents and short-term investments may not be sufficient to fund our operations for the period one year following the issuance of the accompanying financial statements. Specifically, we believe our existing resources will be sufficient to fund our operations through the third quarter of 2024. As a result, there is substantial doubt about our ability to continue as a going concern. In particular, we expect that our cash, cash equivalents and short-term investments will allow us to fund the advancement of Auxora in AP and AIPT through clinical milestones in 2023 and the first half of 2024. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, nor will it be sufficient to pursue additional indications for Auxora like AKI and AHRF, nor will it be sufficient to fund work on other product candidates in our portfolio aside from Auxora, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. To fund our operations in both the near term and long term (beyond 12 months), we will need to raise additional capital to develop our product candidates and implement our operating plans. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders.

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
•
the impacts of the COVID-19 pandemic and the ongoing conflict between Ukraine and Russia and in the Middle East; and
•
the costs of operating as a public company.

Since we commenced operations in October 2006, we have principally financed our operations through private placements of our preferred stock, convertible promissory notes and common stock. We have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially for the foreseeable future. The development of drug product candidates is highly capital intensive. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory and quality capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Furthermore, following the closing of the merger, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. The global credit and financial markets have experienced extreme volatility, including in liquidity and credit availability, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.

We expect to finance our longer-term expected future cash requirements and obligations through a combination of existing cash, cash equivalents and short-term investments and equity offerings, debt financings or other capital sources, including collaborations, licenses or similar arrangements. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. However, we may be unable to raise additional funds or enter into such other arrangement when needed or on favorable terms, if at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

In August 2023, we filed the Shelf Registration Statement, which included a prospectus for the ATM Facility. The Shelf Registration Statement permits the offering, issuance and sale of common stock, preferred stock, debt securities and warrants having an aggregate offering price of up to $100.0 million in one or more offerings and in any combination of the foregoing. As of September 30, 2023, $99.9 million remains available for sale under the Shelf Registration Statement. As of September 30, 2023, we sold 22,940 shares of common stock for net proceeds of $72,000 which includes $2,000 of commissions paid under the ATM Facility and $4.6 million remains available for sale under the ATM Facility.

Our operations have been funded primarily by aggregate net proceeds of $150.4 million from the issuance of convertible preferred stock, convertible notes, common stock and the Merger. Since inception, we have had significant operating losses. Our net losses were $30.2 million that includes total operating expenses of $33.8 million, which included $16.2 million of one-time charges comprised of $10.5 million in charges related to the acceleration of vesting of the Graybug stock awards at the date of the Merger and $5.7 million of severance charges as a result of the Merger and $11.1 million of operating expenses for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $141.9 million and $14.6 million in cash, cash equivalents and short-term investments. During the nine months ended September 30, 2023, cash used in operations was $22.1 million, primarily due to cash outlays associated with the Merger. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(22,118)	$(7,668)
Investing activities	11,561	(4)
Financing activities	20,725	3,007
Net increase (decrease) in cash and cash equivalents	$10,168	$(4,665)

Net Cash Used in Operating Activities

Cash used in operating activities of $22.1 million during the nine months ended September 30, 2023 was attributable to our net loss of $30.2 million offset by non-cash items of $9.0 million and a net change in our operating assets and liabilities of $0.9 million. Non-cash items consisted primarily of $12.1 million of stock-based compensation, which includes $10.5 million in one-time charges related to the acceleration of vesting of the Graybug stock awards at the date of the Merger and $0.1 million in accrued interest on our convertible promissory notes offset by $1.2 million and $2.0 million change in the fair value of our warrant liability and convertible promissory notes, respectively based on the value the warrant holder and promissory note holder received in common stock.

Cash used in operating activities of $7.7 million during the nine months ended September 30, 2022 was attributable to our net loss of $9.2 million and non-cash items of $0.8 million, offset by a net change in our operating assets and liabilities of $2.4 million. Non-cash items consisted of a $2.1 million change in the fair value that increased our warrant liability, offset by $1.1 million of stock-based compensation and $0.2 million change in the fair value of the convertible promissory notes.

Net Cash Provided by (Used in) Investing Activities

Investing activities of $11.6 million for the nine months ended September 30, 2023 consisted of the maturing of short-term investments of $14.6 million, offset by the purchase of short-term investments of $2.9 and purchases of property and equipment of $0.1 million.

Investing activities for the nine months ended September 30, 2022 consisted primarily of purchases of property and equipment.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2023 was $20.7 million comprised of net cash acquired as a result of the Merger of $14.9 million, the sale and issuance of common stock of $10.3 million in the private placement, and $0.1 million in the ATM Facility, offset by transaction costs of $4.6 million.

Cash provided by financing activities for the nine months ended September 30, 2022 was $3.0 million comprised of proceeds from the issuance of convertible notes.

Material Cash Requirements

Our material cash requirements from known contractual obligations consisted primarily of our lease obligation. We lease office and laboratory space in La Jolla, California with monthly rent expense of approximately $9,000 pursuant to a 12 month lease agreement that commenced in January 2023. Over the next three months, the Company expects cash requirements for our lease obligation to be approximately $28,000.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Interim Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness in our internal controls over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness and remediation efforts described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for the valuation of our convertible promissory notes and warrant liability, as described in Note 2 of the notes to the consolidated financial statements included on Form 8-K/A filed with the SEC on May 12, 2023.

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
•
Our need for additional capital raises substantial doubt about our ability to continue as a going concern. We will need to obtain substantial additional funding to complete the development and any commercialization of our product candidates. If we are unable to raise this capital when needed, on acceptable terms, or at all, we may be forced to delay, reduce or eliminate our proprietary product candidate development process or other operations.
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

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and assess our future viability. We commenced operations in October 2006, have no products approved for commercial sale and have never generated any revenue. We have devoted substantially all of our resources to organizing and staffing our company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, developing our product candidates, undertaking research and development activities, and providing general and administrative support for these operations. We are conducting several clinical trials and preclinical studies for our lead product candidate, Auxora, which is currently in a Phase 2b clinical trial in AP and accompanying systemic inflammatory response syndrome (“SIRS”), an ongoing Phase 1/2 clinical trial for which the first cohort in pediatric patients with asparaginase induced pancreatic toxicity (“AIPT”) as a side effect of pediatric acute lymphoblastic leukemia treatment with asparaginase has completed, and a Phase 2 trial in COVID-19 pneumonia patients with acute respiratory distress syndrome (“ARDS”) which has been completed and may inform the further development of Auxora for patients with acute hypoxemic respiratory failure (“AHRF”) and/or ARDS with a broad range of etiologies, as well as potential clinical trials in acute kidney injury (“AKI”). Our other pipeline programs, which include new product candidates, are in preclinical development. We have incurred net losses each year since our inception. For the year ended December 31, 2022, our net losses were $7.8 million. As of September 30, 2023, we had an accumulated deficit of $141.9 million and a net loss of $30.2 million for the nine months ended September 30, 2023. We expect that it will be several years, if ever, before we have a product candidate ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our need for additional capital raises substantial doubt about our ability to continue as a going concern. We will need to obtain substantial additional funding to complete the development and any commercialization of our product candidates. If we are unable to raise this capital when needed, on acceptable terms, or at all, we may be forced to delay, reduce or eliminate our proprietary product candidate development process or other operations.

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

This Form 10-Q includes disclosures regarding management’s assessment of our ability to continue as a going concern as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of September 30, 2023, we had $14.6 million in cash, cash equivalents and short-term investments. Based on our current operating plans, we believe our cash, cash equivalents and short-term investments may not be sufficient to fund our operations for the period one year following the issuance of the accompanying financial statements. Specifically, we believe our existing resources will be sufficient to fund our operations through the third quarter of 2024. As a result, there is substantial doubt about our ability to continue as a going concern. In particular, we expect that our cash, cash equivalents and short-term investments will allow us to fund the advancement of Auxora in AP and AIPT or ARDS, through clinical milestones in 2023 and the first half of 2024. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, nor will it be sufficient to pursue additional indications for Auxora like AKI and AHRF, nor will it be sufficient to fund work on other product candidates in our portfolio aside from Auxora, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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
•
the impacts of the ongoing conflicts between Ukraine and Russia and in the Middle East and the recent and potential future bank failures; and
•
the costs of operating as a public company.

Because we do not expect to generate revenue from product candidate sales for many years, if at all, we will need to obtain substantial additional funding in connection with our continuing operations and expected increases in expenses. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The impacts of the ongoing conflicts between Ukraine and Russia and in the Middle East and the recent and potential future bank failures on capital markets may affect the availability, amount and type of financing available to us in the future. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Attempting to secure additional financing may also divert our management from our day-to-day activities, which may impair or delay our ability to develop our proprietary platform. In addition, demands on our cash resources may change as a result of many factors currently unknown to us including, but not limited to, any unforeseen costs we may incur as a result of preclinical study or clinical trial delays, or disruptions in the manufacturing of our product candidates, due to the ongoing conflicts between Ukraine and Russia and in the Middle East, the recent and potential future bank failures or other causes, and we may need to seek additional funds sooner than planned. If we are unable to obtain funding on a timely basis or at all, we may be required to significantly curtail or stop one or more of our research or development programs.

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
•
delays in having subjects’ complete participation in a study or return for post-treatment follow-up;
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

In addition, disruptions caused by the ongoing conflicts between Ukraine and Russia and in the Middle East may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to raise capital, generate revenues from product candidate sales and enter into or maintain collaboration arrangements. For example, if enrollment in a clinical trial is slowed, certain of our expenses related to the trial would not decrease and therefore the overall costs to complete the trial would increase. In addition, if we make manufacturing changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring product candidates to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

In the event that any of our contracted third parties fails to comply with such requirements or to perform their obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, including due to the ongoing conflicts between Ukraine and Russia and in the Middle East or other geopolitical or macroeconomic, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third- party, which we may not be able to do on commercially reasonable terms, if at all. In particular, any replacement of a third-party contractor could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture a certain aspect of our product candidates may be unique or proprietary to the third party performing such process and we may have difficulty transferring such skills or technology to another third- party and a feasible alternative may not exist. In addition, certain of our product candidates and our own proprietary methods have never been produced or implemented outside of our company, and we may therefore experience delays to our development programs if we attempt to establish new third-party arrangements for these product candidates or methods. If we are required to or voluntarily change a third-party contractor for any reason, we will be required to verify that the new third party maintains facilities, processes and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

As of September 30, 2023, we employed 14 full-time employees, seven of whom were primarily engaged in research and development activities. We also engage various consultants that are primarily engaged in research and development activities. As we advance our research and development programs, we may be required to further increase the number of our employees, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

New income, sales, use, or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), the Coronavirus Aid, Relief, and Economic Security Act and the Inflation Reduction Act (“IRA”) enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine and the conflict in the Middle East may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. We currently maintain one granted patent in Russia.

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

We, and the third parties with whom we share our facilities, are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Each of our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Each of our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and waste. We cannot eliminate the risk of contamination or injury from these materials. We could be held liable for any resulting damages in the event of contamination or injury resulting from the use of hazardous materials by us or the third parties with whom we share our facilities, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies or the biotechnology and pharmaceutical sectors, including as a result of disruptions to and volatility in the credit and financial markets in the United States and worldwide from geopolitical and macroeconomic events, including the ongoing Russia-Ukraine and Middle East conflicts and related sanctions, and bank failures. These broad market fluctuations may also adversely affect the trading price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-39538	March 22, 2023	3.1

3.2	Certificate of Amendment, dated March 20, 2023 to Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-39538	March 22, 2023	3.2

3.3	Restated Bylaws of the registrant.	10-Q	001-39538	November 12, 2020	3.2

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of Registration Rights Agreement, dated November 21, 2022, by and among CalciMedica, Inc. and the several purchasers signatory thereto.	8-K	001-39538	March 22, 2023	4.1

4.3	Form of Warrant to Purchase Shares of Series D Convertible Preferred Stock of CalciMedica, Inc.	8-K	001-39538	March 22, 2023	4.2

4.4	Warrant to Purchase Common Stock dated as of November 9, 2020, issued by CalciMedica, Inc. to SG Dan Equity Holdings, LLC.	8-K	001-39538	March 22, 2023	4.3

4.5	Warrant to Purchase Common Stock, dated as of October 18, 2022, issued by CalciMedica, Inc. to SG Dan Equity Holdings, LLC.	8-K	001-39538	March 22, 2023	4.4

4.6	Warrant to Purchase Common Stock, dated as of October 18, 2022, issued by CalciMedica, Inc. to Eric Roberts.	8-K	001-39538	March 22, 2023	4.5

4.7	Warrant to Purchase Common Stock, dated as of October 25,2022, issued by CalciMedica, Inc. to Fred Middleton.	8-K	001-39538	March 22, 2023	4.6

4.8	Form of Warrant to Purchase Shares of Series B Convertible Preferred Stock of CalciMedica, Inc.	S-3	333-271115	April 4, 2023	4.9

10.1	At the Market Offering Agreement, dated as of August 11, 2023, by and between CalciMedica, Inc. and H.C. Wainwright & Co., LLC	S-3	333-273949	August 11, 2023	1.2

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

CALCIMEDICA, INC.

Date: November 9, 2023	By:	/s/ A. Rachel Leheny
A. Rachel Leheny, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Daniel Geffken
Daniel Geffken
Interim Chief Financial Officer (Principal Accounting and Financial Officer)