Form 10-K
period 2023-12-31
CalciMedica, Inc.
filed 2024-03-28
CIK 1534133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant computed by the closing price of the registrant’s common stock on June 30, 2023 on the Nasdaq Capital Market was approximately $11.7 million. Shares of common stock held by each executive officer, director and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 21, 2024 was 10,740,115

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement (the “Proxy Statement”) for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 29, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements, other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
our expectations regarding the success, cost and timing of our development activities, non-clinical studies and clinical trials;
•
our expectations regarding the timing and outcome of our current and future clinical trials, and the reporting of data from those trials;
•
our research and development plans;
•
the potential of our technologies and our ability to execute on our corporate strategy;
•
our ability to attract and retain key scientific, medical, commercial and management personnel;
•
our ability to fund our working capital needs;
•
the strength and breadth of our patent portfolio;
•
the therapeutic potential of Auxora and our other product candidates and the expected patient populations, market opportunities, commercial potential and commercialization strategy thereof;
•
our expectations regarding our cash runway and expected use of cash, cash equivalents and short-term investment;
•
our need to obtain additional funding and the ability to obtain such funding for our operations, including funding necessary to develop and commercialize our product candidates, subject to regulatory approvals:
•
our ability and plans to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•
our expected competitive position;
•
our ability to develop and maintain our corporate infrastructure, including our ability to design and maintain an effective system of internal controls;
•
legislative and regulatory developments in the United States and other foreign countries;
•
potential claims relating to our intellectual property or other legal proceedings;
•
our expectations regarding future economic conditions or our financial performance;
•
our ability to obtain and adequately protect intellectual property rights for our product candidates;
•
our ability to obtain regulatory approval for our product candidates and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
•
our ability to extend our operating capital;
•
our ability to continue to satisfy the Nasdaq listing requirements and have our stock continue to trade on Nasdaq; and
•
statements of belief and any statement of assumptions underlying any of the foregoing.

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

i

We obtained industry, market and competitive position data in this report from our own internal estimates and research as well as from industry and general publications and research surveys and studies conducted by third parties. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such information or estimates.

Summary of risks associated with our business

An investment in our common stock involves a high degree of risk. Below is a list of the more significant risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, are set forth under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

•
We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.
•
We will need to obtain substantial additional funding to complete the development and any commercialization of our product candidates. If we are unable to raise this capital when needed, on acceptable terms, or at all, we may be forced to delay, reduce or eliminate the development of our product candidates or other operations.
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
•
We have expanded to and plan to conduct a significant portion of our ongoing CARPO trial in India, and regulatory authorities may not accept data from such trial or any future clinical trials we conduct outside the United States or the applicable foreign jurisdiction.
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

EXPLANATORY NOTE

On March 20, 2023, the Delaware corporation formerly known as “Graybug Vision, Inc.” completed its merger transaction in accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated as of November 21, 2022, as amended on February 10, 2023 (the “Merger Agreement”), by and among Graybug Vision, Inc. (“Graybug”), Camaro Merger Sub, Inc., a wholly owned subsidiary of Graybug (“Merger Sub”), and CalciMedica, Inc. (“Private CalciMedica”), pursuant to which Merger Sub merged with and into Private CalciMedica, with Private CalciMedica surviving the merger as a wholly owned subsidiary of Graybug (the “Merger”). Additionally, on March 20, 2023, the Company changed its name from “Graybug Vision, Inc.” to “CalciMedica, Inc.” (the “Company”).

On March 17, 2023, in connection with the transactions contemplated by the Merger Agreement, Graybug filed an Amended and Restated Certificate of Incorporation effecting a reverse stock split of Graybug’s common stock at a ratio of 14:1 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the number of issued and outstanding shares of Graybug’s common stock immediately prior to the Reverse Stock Split was reduced into a smaller number of shares, such that every 14 shares of Graybug’s common stock held by a stockholder immediately prior to the Reverse Stock Split were combined and reclassified into one share of common stock after the Reverse Stock Split. The information in this Annual Report on Form 10-K as of and for the periods prior to the effective date of the Merger gives effect to the Reverse Stock Split.

Since Private CalciMedica was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the consolidated financial statements were prepared on a stand-alone basis for Private CalciMedica and did not include the combined entities’ activity or financial position. Subsequent to the Merger, the consolidated financial statements as of and for the twelve months ended December 31, 2023 include Graybug’s activity from March 21, 2023 through December 31, 2023, and assets and liabilities at their acquisition date fair value. Historical share and per share figures of Private CalciMedica have been retroactively restated based on the exchange ratio of 0.0288.

In this Annual Report on Form 10-K, unless the context indicates otherwise, the terms “Company,” “CalciMedica,” “we,” “us,” and “our” refer to (i) Graybug Vision, Inc., for periods prior to the effectiveness of the Merger and (ii) CalciMedica, Inc. (as a combined company) for periods following the effectiveness of the Merger.

This Annual Report on Form 10-K contains references to trademarks belonging to other entities, which are the property of their respective holders. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Item 1. Business.

Overview

Company Overview

We are a clinical-stage biopharmaceutical company focused on developing therapeutics that treat serious illnesses driven by inflammatory and immunologic processes and direct cellular damage. Our product candidates act upon calcium release-activated calcium (“CRAC”) channels, and would constitute a new class of drugs.

We are a company focused on the discovery and development of CRAC channel inhibitors. Clinical and preclinical data have demonstrated that the inhibition of CRAC channels may have a therapeutic effect based on a dual mechanism involving both anti-inflammatory and tissue cell protective activities. Our work has shown compelling evidence of the involvement of CRAC channels in a broad spectrum of both acute critical illnesses and chronic diseases that have the common thread of inflammation or immunologic activity in their pathogenesis. We intend to leverage our CRAC channel inhibitor platform to develop therapeutics for indications where this dual mechanism of action has the potential for clinical benefit.

Our lead product candidate is Auxora, a potent and selective intravenous (“IV”) formulated small molecule CRAC channel inhibitor containing the active compound zegocractin (formerly referred to as CM4620) that, in animal models, reduced acute epithelial and/or endothelial cell injury and inflammation in organs, such as the pancreas, lungs and kidneys. Multiple Phase 2 clinical trials with Auxora have been conducted: an open-label trial in acute pancreatitis (“AP”), an investigator led open label trial in asparaginase induced pancreatic toxicity (“AIPT”)(which we also refer to as “CRSPA”) in which the first cohort of patients has been completed, a placebo-controlled double-blind trial in severe COVID-19 pneumonia (which we also refer to as “CARDEA”) and an investigator led open-label trial in COVID-19 pneumonia patients with acute respiratory distress syndrome (“ARDS”). We observed in all of these trials that patients treated with Auxora experienced a reduced time to recovery and a reduction of organ damage. We believe the consistency of the results we observed from these trials in two different acute critical care conditions are mutually supportive and reinforce our plans to further pursue the use of Auxora in several additional acute critical illnesses.

In a Phase 2a trial conducted in the United States in patients with AP and accompanying systemic inflammatory response syndrome (“SIRS”) along with hypoxemia (low concentration of oxygen in blood), a greater proportion of patients treated with Auxora compared to standard of care (“SOC”) alone experienced resolution of persistent SIRS (SIRS lasting 48 hours or more) and tolerated solid food at 72 hours, an indicator of disease resolution. The majority of patients with respiratory failure treated with Auxora did not require mechanical ventilation. This resulted in hospital discharge for patients treated with Auxora more than two days earlier than those treated with SOC alone. These findings were published in the peer-reviewed journal Pancreas in 2021. We are currently conducting a blinded placebo-controlled Phase 2b trial in the United States in patients with AP and accompanying SIRS (which we also refer to as “CARPO”). We anticipate topline results from the CARPO trial in the second quarter of 2024 and, assuming positive results, to initiate our Phase 3 trial in 2025.

CRSPA, a Phase 1/2 single arm 24-patient trial, is currently being conducted in the United States in pediatric patients with acute lymphoblastic leukemia (“ALL”) who have developed pancreatitis as a side-effect of asparaginase or AIPT. CRSPA is an investigator-sponsored trial being conducted by St. Jude Children’s Research Hospital (“SJCRH”). AIPT is a particularly severe form of pancreatitis and historical data suggests that over half of the patients will develop pancreatic necrosis or pseudocysts and may not receive further asparaginase treatments for their ALL, potentially impacting their prognosis, and develop long term health complications including chronic pancreatitis. The first cohort of nine patients in this trial has been completed, and, the results were presented at the American Society of Hematology (“ASH”) meeting in December 2023. Eight of nine patients in the CRSPA study received a full regimen of four daily doses of Auxora and these patients were compared to a matched historical control group of patients who developed AIPT within 30 days of receiving asparaginase in the Total Therapy XVI study (T16) being conducted at SJCRH. Treatment with Auxora, as compared to the matched historical control group, was shown to have the potential to reduce the severity of AIPT in pediatric patients with ALL. Study results showed that Auxora reduced the average number of days patients spent in the hospital and the need for care in the intensive care unit (“ICU”). Additionally, no patients in the CRSPA study required total parenteral nutrition (“TPN”), compared to over half the patients the matched historical control group, who required approximately several weeks of nutritional support on average. Finally, blinded central reading of pancreatic imaging showed a reduction in the development of significant pancreatic necrosis and the severity of acute pancreatitis in patients treated with Auxora compared to the matched historical control group. This trial has expanded to additional sites and we expect data in 2025.

In addition to AP and AIPT, we are conducting a Phase 2 randomized double-blind, placebo-controlled trial in patients with severe acute kidney injury (“AKI”) that also have acute hypoxemic respiratory failure (AHRF”), which we call KOURAGE. KOURAGE will evaluate 150 patients with stage 2 and stage 3 AKI who have AHRF and are receiving oxygen either by non-invasive mechanical ventilation, high flow nasal cannula or intermittent mandatory ventilation (“IMV”). Patients will be stratified by classification of stage of AKI as well as the use of IMV. Patients will receive either a four-hour infusion of Auxora or placebo at 1.25 mL/kg as a first dose, after which they will receive Auxora or placebo at 1.0 mL/kg at hours 24, 48, 72 and 96. The primary endpoint of the trial will be evaluation of patients through day 30 to determine days alive, ventilator-free and dialysis-free. Secondary endpoints will include a composite of all-cause mortality, decrease in estimated glomerular filtration rate (“eGFR”), and the incidence of dialysis over a period of 90 days, also known as MAKE-90 (Major Adverse Kidney Events at 90 days). In February 2024, we received clearance from the U.S. Food and Drug Administration (“FDA”) of our Investigation New Drug Application (“IND”) for a Phase 2 clinical trial of Auxora for the treatment of AKI patients with AHRF called KOURAGE, which we plan to initiate in the second quarter of 2024 with data expected in 2025.

In our CARDEA trial, a Phase 2 randomized double-blind, placebo-controlled trial in patients with severe COVID-19 pneumonia and receiving supplemental oxygen, but not on mechanical ventilation, we observed that patients treated with Auxora experienced a reduced time to recovery and a 56% relative reduction in mortality at 30 days (p=0.0165) and a 33% relative reduction in mortality at 60 days (p=0.1449) compared to placebo. Time to recovery was seven days for Auxora-treated patients compared to ten days for patients receiving placebo (p=0.098). For additional information regarding p-values, please refer to the section entitled “ —Auxora, a Selective CRAC Channel Inhibitor—P-Values and Confidence Intervals.” The results from CARDEA were published in Critical Care in 2022. The CARDEA data, along with data from an ongoing Phase 2 trial testing Auxora in COVID-19 patients with ARDS receiving invasive mechanical ventilation, may also help inform future trials in broader ARDS and AHRF patient populations.

Finally, we have compiled additional preclinical data supporting the potential to use CRAC channel inhibition for both chronic and acute inflammatory and immunologic diseases. We have available product candidates and have chosen CM6336 for IND-enabling preclinical testing to determine its pharmacokinetics and safety for potential oral dosing. We have animal model data suggesting CRAC channel inhibition may be useful in treating chronic pancreatitis, rheumatoid arthritis, ulcerative colitis, allergic asthma, and traumatic brain injury. We plan to submit an IND to the FDA for CM6336 in 2025, for the treatment of chronic pancreatitis and rheumatoid arthritis.

Calcium is an important regulator of multiple biological functions, and in electrically non-excitable cells CRAC channel activation plays a critical role in the activation of calcium-dependent pathways that modulate various responses, including inflammation and vascular permeability. In immune cells, activation of CRAC channels is a key step in initiating the adaptive immune response and the generation of inflammatory cytokines. In addition, in certain acute critical illnesses, CRAC channels on affected organ tissue cells can become overactivated, resulting in excess calcium entry into cells. This excess calcium can cause cellular injury and necrosis, or activate apoptosis signaling pathways leading to programmed cell death further exacerbating the damage caused by inflammatory response. We have developed novel cell-based assays for compound screening that enabled us to identify and optimize a portfolio of potent and selective small molecule CRAC channel inhibitors, including zegocractin (previously referred to as “CM4620”) that is the active ingredient in Auxora, from several different chemical classes. These compounds each have different pharmaceutic and pharmacokinetic properties and comprise our portfolio of CRAC channel inhibitors.

Our Pipeline

We are currently developing our lead compound Auxora in several acute critical illnesses. We have a Phase 2b trial ongoing in AP and an investigator led Phase 1/2 trial ongoing in AIPT. In addition, we are conducting a Phase 2 randomized, double-blind, placebo-controlled trial in patients with AKI that also have AHRF which we expect to initiate in the second quarter of 2024.

Our product candidates are summarized in the table below:

Clinical Experience with Auxora

Our clinical experience with Auxora is summarized in the table below:

We have studied Auxora in a number of clinical trials including multiple Phase 2 clinical trials conducted in the United States, two of which have been in our lead indication, AP. We have published results from an open-label SOC controlled Phase 2a trial in AP, results from treating the first cohort of patients in CRSPA have been presented. We have also published results from CARDEA and the 30-patient open-label part one portion of this same trial. With our investigators, we have completed a biomarker analysis with samples taken from over 190 CARDEA patients and have posted the data on-line while it undergoes peer review for formal publication. We observed in all of these trials that patients treated with Auxora experienced a reduced time to recovery and a reduction of organ damage. In CARDEA, we observed a statistically significant 56% relative risk reduction in mortality at 30 days. We believe the consistency of the results we observed from these trials in multiple acute critical care conditions affecting different primary organs are mutually supportive and reinforce our plans to further pursue the use of Auxora in several additional acute critical illnesses.

Auxora for the Treatment of AP

AP with SIRS

•
Completed open-label Phase 2a clinical trial. We completed a randomized, open-label Phase 2a clinical trial of Auxora in 21 patients with AP and accompanying SIRS who also had hypoxemia at presentation. Patients in this trial treated with Auxora in addition to SOC had multiple improved outcomes compared to patients treated with standard care alone. In addition, there were several patients with severe respiratory failure at enrollment and the majority of those treated with Auxora did not require mechanical ventilation. Results from this randomized, open-label Phase 2a clinical trial conducted in the United States were published in March 2021 in the peer- reviewed journal Pancreas. We have received Fast Track designation from the FDA and orphan drug designation in the European Union (“EU”) from the European Medicines Agency (“EMA”) for Auxora for the treatment of AP. However, there is no guarantee that Fast Track designation will result in a faster regulatory review or regulatory approval, if at all.
•
Ongoing Phase 2b clinical trial. We are currently conducting CARPO in the United States, a Phase 2b clinical trial in 216 patients with AP and accompanying SIRS. In the third quarter of 2023, we expanded the trial internationally and expect a significant portion of the enrollment in India. We anticipate topline results from our CARPO trial in the second quarter of 2024 and, assuming positive results, to initiate our Phase 3 trial in 2025. We do not currently have any marketing plans for our product candidates for AP in India.

Auxora for the Treatment of AIPT: Pancreatitis as a Side Effect of Treatment for Pediatric ALL

•
Ongoing Phase 1/2 clinical trial. CRSPA, an investigator led 24-patient Phase 1/2 trial, is being conducted in the United States in children who develop AIPT related to the use of the chemotherapeutic asparaginase in the course of their treatment for ALL. We believe this work is providing valuable information on the use of Auxora in critically ill pediatric patients. The first cohort of nine patients in this trial has been completed and the data presented at ASH in December 2023 showed that all patients who received a full course of Auxora treatment had a more rapid resolution of their symptoms as compared to historical controls. These patients spent less time in the hospital or intensive care unit and blinded central reading of pancreatic imaging showed reduction in the development of significant pancreatic necrosis and the severity of acute pancreatitis as compared to the historical control group, 27% of whom had greater than 30% necrosis of their pancreas at 30 days as compared to none of the Auxora treated patients. Over 50% of patients in the control group received TPN for several weeks on average and none received TPN in the treatment group. This trial has expanded to additional sites and we expect our collaborators to have data in 2025.

Auxora for the Treatment of Acute Kidney Injury

•
Planned Phase 2 clinical trial. In February 2024, we received clearance from the FDA of our IND for a Phase 2 clinical trial of Auxora for the treatment of AKI patients with AHRF which we call KOURAGE and which we plan to initiate in the second quarter of 2024 with data expected in 2025. KOURAGE is a randomized, double-blind, placebo-controlled study that will evaluate 150 patients with Stage 2 and 3 AKI who have AHRF and are receiving oxygen by non-invasive mechanical ventilation, high flow nasal cannula or IMV.
•
Clinical observations of Auxora for AKI. We have both clinical observations and pre-clinical data that support the development of Auxora in AKI. In our CARDEA trial, which studied Auxora in patients with severe and critical COVID-19 pneumonia, results showed a 40% reduction in reported AKI (a common consequence of COVID-19 pneumonia) in Auxora-treated patients as compared to placebo-treated patients. In a post-hoc analysis of patients with compromised kidney function (eGFR< 60 mL/min/1.73 m2) at enrollment, there was a survival benefit for patients treated with Auxora compared to those on placebo. Biomarker analysis from blood samples taken from over 190 CARDEA patients further showed that Auxora had positive effects on biomarkers that are independently associated with both hospital mortality and long term adverse outcomes.
•
Preclinical studies for Auxora in AKI. CalciMedica’s pre-clinical studies in an ischemia/reperfusion injury model of AKI in rats showed promising results, whereby animals receiving three daily doses of Auxora after injury had improvements in their GFR values while rats receiving placebo had little improvement. Further, in the setting of severe kidney injury, rats receiving Auxora survived where as those receiving placebo died.

Auxora for the Treatment of Acute Respiratory Failure

•
Completed open-label Phase 2 clinical trial in 30 hospitalized COVID-19 pneumonia patients on oxygen (Part 1). Initial data in COVID-19 patients were obtained in a randomized, open-label Phase 2 clinical trial of Auxora conducted in the United States in 26 patients with severe COVID-19 pneumonia and 4 patients with critical COVID-19 pneumonia. Patients treated with Auxora in addition to SOC recovered faster than those on SOC alone, with 67.8% (p<0.05) lower incidence of invasive mechanical ventilation or death during the study period, which was statistically significant. Based on these initial results and recommendation of the FDA, we transitioned from this open-label Part 1 of the trial to a randomized, blinded, placebo-controlled Part 2 of the trial (CARDEA). The results from Part 1 of the trial were published in July 2020 in the peer-reviewed journal Critical Care.
•
Completed double-blind Phase 2 clinical trial in hospitalized COVID-19 pneumonia patients on oxygen (Part 2). In our CARDEA trial, a Phase 2 randomized double-blind placebo-controlled trial conducted in the United States in 284 patients with severe COVID-19 pneumonia (261 having moderate and severe respiratory failure—our efficacy set) and receiving supplemental oxygen but not on mechanical ventilation, treatment with Auxora resulted in a reduced time to recovery and a 56% relative reduction in mortality at 30 days (p=0.0165) and a 33% relative reduction in mortality at 60 days (p=0.1449) compared to placebo. Both of these findings are clinically relevant particularly in light of patients needing additional therapies on top of current standard of care. Time to recovery was seven days for Auxora-treated patients compared to ten days for patients receiving placebo (p=0.098). Data from this study was published in April 2022 in the peer-reviewed journal Critical Care.
•
Completed the treatment portion of a Phase 2 biomarker clinical trial in mechanically ventilated COVID-19 pneumonia ARDS patients. In collaboration with investigators from Northwestern Memorial Hospital, we are conducting a Phase 2 dose escalation clinical trial of Auxora in the United States in patients with COVID-19 pneumonia who have ARDS and require invasive mechanical ventilation. We have explored dosing regimens with varying drug exposures in these patients in addition to the three-day regimen we tested in our open label Phase 2 clinical trial and CARDEA. We have completed the enrollment and treatment of patients in this trial and are completing the biomarker analysis from samples taken from these patients. We anticipate results from this trial will be published in 2024. While we have decided to not pursue further development of Auxora for patients with COVID-19 pneumonia, results from this trial may inform the design of a Phase 2 clinical trial for the treatment of AHRF and/or ARDS.

•
Preclinical work in AHRF and ARDS. We believe that the observed treatment effect of Auxora in AP and COVID-19 pneumonia trials, both causes of respiratory failure and ARDS, merits further clinical development in a broader patient population with AHRF or ARDS from etiologies beyond COVID-19 pneumonia. We have tested zegocractin (active ingredient in Auxora) in a lipopolysaccharide (“LPS”)-induced respiratory failure model in mice that showed a reduction in both inflammatory cytokines in the lungs of these animals and peribronchiolar and perivascular edema.

Potential Additional Indications.

•
Oral candidate (CM6336) for the treatment of chronic inflammatory and immunological diseases. We are also developing oral CRAC channel inhibitors for use in chronic inflammatory indications. We have selected CM6336 from our portfolio and are currently conducting IND-enabling preclinical testing on this compound. We have animal model data with other compounds suggesting CRAC channel inhibition may be useful in treating chronic pancreatitis, rheumatoid arthritis, ulcerative colitis and allergic asthma. We plan to submit INDs to the FDA in 2025 for CM6336 for the treatment of chronic pancreatitis and rheumatoid arthritis.
•
Auxora for the treatment of acute ulcerative colitis. Recent animal data indicates that CRAC channel inhibition by zegocractin or CM4620 (active ingredient in Auxora) may be useful in the treatment of inflammatory bowel disease, such as ulcerative colitis. In a preclinical study performed with scientists from Charite – University Medicine, Berlin and New York University Grossman School of Medicine, it was shown that zegocractin, administered orally to mice every other day for a period of 30 days produced a significant reduction in intestinal inflammation in a model of ulcerative colitis. This work was published in EMBO Molecular Medicine in August 2022.
•
Auxora for the treatment of allergic asthma. Zegocractin was studied in mouse models of asthmatic airway inflammation and influenza A virus infection to determine if inhibition of CRAC channels reduces asthmatic inflammation without interfering with the antiviral response. Researchers from New York University Grossman School of Medicine showed that oral administration of zegocractin significantly lowered both peribronchiolar inflammation and lung mucus production in the asthma model and did not impact viral response in the influenza A model. This work was published in Science Advances in October 2022.

Our Strategy

We are a company focused on the discovery and development of CRAC channel inhibitors. We intend to develop therapeutics to treat acute critical illnesses and chronic inflammatory and immunologic diseases including AP, AKI, ARDS or ARHF, and chronic pancreatitis. Our strategy to achieve this as follows:

•
Leverage our proprietary CRAC channel inhibition science to develop drugs to treat acute critical illness and chronic inflammatory diseases where there are no effective therapies. Given that CRAC channels are found on many cell types in addition to immune cells, we believe that there will be a number of inflammatory and immunologic indications that can be targeted with the novel mechanism of action afforded by CRAC channel inhibitors. These indications can range from acute critical illnesses, the focus of our current efforts to date, to chronic inflammatory and immunologic conditions. Our portfolio of proprietary compounds with different pharmaceutical properties enables us to explore these indications with agents selected and formulated specifically for each unique clinical setting.
•
Develop Auxora for the treatment of patients with AP and accompanying SIRS. AP represents an unmet need in critical care medicine as there are no disease-modifying therapies. We believe we have shown that Auxora-treated AP patients with SIRS and hypoxemia have better outcomes than SOC-treated control patients in a Phase 2a clinical trial. We are conducting a placebo-controlled, blinded Phase 2b clinical trial, CARPO, in a similar patient population exploring three dose levels of Auxora to confirm these findings, establish the recommended dose for a Phase 3 trial and define an endpoint acceptable to regulators. We anticipate topline results from this Phase 2b clinical trial in the second quarter of 2024 and, assuming positive results, to initiate a Phase 3 trial in 2025.
•
Demonstrate the efficacy of Auxora for the treatment of AKI. AKI represents a significant unmet medical need as there are no disease- modifying therapies to either prevent or treat AKI. We have a body of clinical observations and pre-clinical data that support the development of Auxora in this acute critical disease. In February 2024, we received clearance from the FDA of our IND for a Phase 2 clinical trial of Auxora for the treatment of AKI patients with AHRF which we call KOURAGE and which we plan to initiate in the second quarter 2024 with data expected in 2025.
•
Develop Auxora for the treatment AIPT. CRSPA, an open-label 24-patient Phase 1/2 clinical trial, is currently being conducted in pediatric patients with AIPT. The first cohort of nine patients in this trial has been completed and the results from this cohort as well as results from a blinded matched historical control group were presented at ASH 2023. While initially a single-center trial, CRSPA has now been expanded to additional sites and our collaborators expect to have data in 2025.
•
Demonstrate the efficacy of Auxora for the treatment of patients with AHRF and ARDS caused by multiple etiologies. We have completed CARDEA, a Phase 2 randomized double-blind, placebo-controlled trial in patients with severe COVID-19 pneumonia and receiving supplemental oxygen, but not on mechanical ventilation, and with our collaborator we have completed the enrollment and treatment of patients of a Phase 2 clinical trial in mechanically ventilated COVID-19 pneumonia ARDS patients. Results from this trial may inform the design of a Phase 2 clinical trial for the treatment of AHRF and/or ARDS and are evaluating next steps for potential clinical development of Auxora in patients with AHRF and ARDS.
•
Advance a second CRAC channel inhibitor into clinical development for the treatment of an additional inflammatory indication. We believe that there are multiple indications, including some chronic inflammatory and immunologic indications, that could potentially be treated with CRAC channel inhibitors from our portfolio of compounds, including orally available compounds. In a preclinical animal model of chronic pancreatitis, we observed robust beneficial effects of one of our CRAC channel inhibitors. We are currently conducting IND-enabling preclinical testing on CM6336 from our drug portfolio, which is a candidate for use in chronic inflammatory and immunologic diseases. We plan to submit an IND to the FDA for CM6336 in 2025, for the treatment of chronic pancreatitis and rheumatoid arthritis.
•
Explore additional indications for Auxora. Recent pre-clinical work in both acute ulcerative colitis and allergic asthma have shown that the zegocractin, the active molecule in Auxora, reduces inflammation and symptoms of these diseases in animal models.
•
Pursue licensing and partnership opportunities for Auxora and other compounds in our portfolio. Development of Auxora in different geographies, and commercialization of Auxora in acute critical care indications that will require access to hospital emergency rooms, may benefit from partners with existing development capability and/or commercial channels and sales forces. We are exploring these types of relationships. In addition, we may elect to partner other of our compounds for specific indications.

Our Team

Our executive team is led by A. Rachel Leheny, Ph.D., our chief executive officer, who has more than 30 years of experience in the life sciences industry as a scientist, venture capital investor and investment banking research analyst. Kenneth Stauderman, Ph.D., a co-founder and our chief scientific officer with more than 30 years of experience in drug discovery and development, is a leading expert in CRAC channels and led the discovery of some of the foundational work in this field. Sudarshan Hebbar, M.D., our chief medical officer, has more than 15 years of clinical development and product development experience and was previously a practicing nephrologist and critical care physician. Raven Jaeger, MS, our chief regulatory officer, who has over 20 years of regulatory affairs experience with several marketing approvals in serious diseases with high-unmet medical need.

Our Science

Essential Roles of Calcium Signaling

Calcium serves as an essential messenger for intracellular signals and plays diverse and important roles in biological systems. The major storehouse for calcium in a cell is a compartment called the endoplasmic reticulum (“ER”). Calcium is found there at average concentrations that are 1,000 to 5,000-fold higher than in a cell’s interior or cytoplasm. When an outside signal stimulates a cell in a particular way, the stored calcium is rapidly and periodically released from the ER into the cell interior, resulting in activation of a number of key cellular processes affecting synthesis and release of other signaling molecules, cell growth, differentiation and division. These processes include, for example, gene transcription and protein kinase signaling. In response to sufficient external stress on the cell, release of calcium from these intracellular stores can trigger cell death.

CRAC Channels

A specific set of calcium-transporting ion channels known as CRAC channels are responsible, among other things, for replenishing the calcium stores in the ER. The two principal proteins that comprise CRAC channels are the ER calcium-sensing protein Stomal Interaction Molecule 1 (“STIM1”) and the cellular membrane calcium channel protein Orai1. When cells are stimulated in particular physiological ways, intracellular messengers are generated that cause the periodic release of calcium from the ER. The release of calcium from the ER is then sensed by STIM1, which unfolds and activates, or opens, the Orai1 calcium channel triggering an influx of calcium into the cell. In certain pathological conditions, however, CRAC channels can be activated in non-physiological ways, such as by a toxin that can cause excessive release of calcium from the ER, leading to overactivation of CRAC channels.

Depending upon the extent of activation and the cell or tissue involved, calcium influx through CRAC channels can regulate calcium-dependent inflammatory pathways or can activate cell injury pathways. For example, in immune cells like T lymphocytes, activation of CRAC channels plays a key role in initiating the adaptive immune response and the generation of inflammatory cytokines. In certain acute critical illnesses such as AP, CRAC channels on affected organ tissue cells can become overactivated, resulting in excess calcium entry that is toxic to cells, causing cellular injury or death that can exacerbate an accompanying inflammatory response.

CRAC channels serve to replenish calcium levels in the ER and to provide calcium for cellular signaling events.

There is strong evidence linking STIM1 and Orai1 to the way the cell replenishes its calcium stores and to the physiological consequences of disrupting these proteins from both in vitro and in vivo models, including animal gene knock-out or knock-in models, and human genetics. This linkage is true at both the cellular and phenotypic levels. At the cellular level, manipulating STIM1 or Orai1 activity by genetic inactivation or enhancement has been shown to impact calcium transport. Inactivating STIM1 or Orai1 was shown to decrease calcium entry into cells, whereas creating mutations in STIM1 or Orai1 that enhance their activity was shown to increase calcium influx. At the phenotypic level, people with homozygous genetic deficiencies in the genes encoding Orai1 or STIM1 develop the life-threatening condition of severe combined immunodeficiency. Because these individuals lack the ability to mount an effective immune response, they suffer from an extreme risk of contracting life-threatening infections. People with a heterozygous genotype for the mutated genes encoding Orai1 or STIM1 do not have any notable conditions resulting from or associated with these genetic deficiencies despite a partial reduction in the functional activity of the Orai1 or STIM1 proteins.

In lymphocytes, CRAC channels are critically responsible for controlling the entry of calcium that subsequently initiates calcium-dependent events. Within minutes of activating CRAC channels, alterations in intracellular calcium levels result in both (a) the inhibition of lymphocyte migration and (b) the activation of immune cell activity. Both of these elements of CRAC channel biology are central to identifying potential therapies. Effects of prolonged calcium signaling supported by both calcium release from the ER and CRAC channel-mediated calcium entry include stimulation of cell proliferation; expression of immune-activated genes; production of cytokines and chemokines; and lymphocyte differentiation. These longer-duration effects, too, are central to the backdrop for therapeutic intervention. For example, genes triggered by calcium release and subsequent calcium entry through CRAC channels include many activators of inflammation. This mechanism involves various signaling proteins, including two in particular, calcineurin and a transcription factor called nuclear factor of activated T cells (“NFAT”), which form a critical link between calcium elevations and transcriptional activation. Calcineurin is a calcium- activated enzyme that removes inhibitory components from NFAT, triggering it to enter the nucleus and function as a transcription factor. Calcineurin has a well-validated immunoregulatory role; it is the target of two broadly prescribed immunosuppressive molecules, cyclosporine and tacrolimus. NFAT is expressed in a wide spectrum of immune cells and its activity drives inflammation via the production of many pro-inflammatory cytokines such as interleukin-6 (“IL-6”); tumor necrosis factor alpha (“TNFµ”); and interleukin-2 (“IL-2”).

Increased levels of intracellular calcium mediated by CRAC channels activate a number of inflammatory pathways.

Inflammatory diseases including AP, respiratory failure, kidney injury or traumatic brain injury are associated with activation or overactivation of CRAC channels. Preclinical experiments have shown that inhibition of CRAC channels has the potential to provide therapeutic benefit in these and other diseases. Multiple compounds have been identified in scientific literature that inhibit CRAC channels, but few of these have advanced to clinical trials as a result of unsuitable pharmaceutical properties required for potential therapeutic use.

Advantages to Our Approach

We believe CRAC channels are promising drug targets as they are present on critical organ tissues (such as endothelium cells) and on immune system cells (such as T cells). Overactivation of these channels can lead to organ damage and cytokine-mediated pro-inflammatory processes. CRAC channel activation plays a critical role in endothelial damage and serves as the proximal step in T cell production of pro-inflammatory cytokines. We believe the key advantages of CRAC channel inhibition science are:

•
Our CRAC channel inhibitors provide a dual mechanism to reduce cellular damage by both blocking direct tissue damage and down-regulating inflammation.
•
Our CRAC channel inhibitors act upstream of several approved drugs (such as cyclosporin) affecting multiple pro-inflammatory pathways. This translates into down-regulation of multiple cytokines produced by the immune system in a disease state and may provide broader acting anti-inflammatory action compared to drugs that target a single cytokine.
•
Our CRAC channel inhibitors are small molecule drugs that provide rapid onset of immunomodulatory action as well as rapid offset which can provide rapid recovery of immunocompetence.
•
We believe that there may be underlying biological pathways common to a number of acute critical illnesses, including those indications we are pursuing, so that there could be the potential for a single agent to treat patients sharing this underlying biology regardless of disease.
•
Our proprietary IV lipid nanoemulsion used in Auxora enhances the delivery of our drug to lipophilic organ tissues such as the pancreas, lung and kidney.
•
Certain of our proprietary CRAC channel inhibitors, including CM6336, are orally bioavailable and can be used to treat chronic inflammatory and immunologic conditions.
•
Our approach is applicable to both acute and chronic inflammatory and immunologic diseases.

Auxora, a Selective CRAC Channel Inhibitor

We are developing Auxora, a proprietary IV-formulated CRAC channel inhibitor, for several indications, including the treatment of severe AP, AIPT, AKI, severe acute respiratory diseases including AHRF, and ARDS, and other acute inflammatory diseases associated with dysregulation of intracellular calcium in organ tissues. We hold worldwide rights to the active ingredient in Auxora, zegocractin, which was previously referred to as CM4620. Auxora inhibits the transport of calcium into cells by inhibiting the Orai1 CRAC channel. Testing of Auxora in an in vitro selectivity panel screen showed that the compound was highly selective over many other ion channels, receptors or transporters, which is consistent with the lack of sequence or structural similarity of CRAC channels with other channels.

Auxora is specifically formulated as an IV lipid nanoemulsion that is designed to facilitate the rapid delivery to lipophilic organ tissues such as the pancreas, lung and kidney, which we believe makes it a promising product candidate for the treatment of acute critical illnesses. The nanoemulsion is composed of nanometer-sized lipid droplets suspended in water. Auxora dissolves into the lipid particles that, once infused, move quickly through the body and are absorbed by lipophilic tissues that are hard-to-reach for aqueous solutions and hydrophilic drugs. We believe it is critically important to block CRAC channel activity as soon as possible in these acute indications to prevent further tissue damage and decrease morbidity or mortality. Auxora was well-tolerated in single dose and multiple dose Phase 1 clinical trials in healthy adults, and in both the Phase 2 COVID-19 clinical trials and the Phase 2a AP clinical trials.

Preclinical Evidence for Anti-Inflammatory Activity of Zegocractin, the Active Ingredient in Auxora

In vitro treatment of activated human peripheral blood mononuclear cells (“PBMCs”), which are predominantly lymphocytes, with zegocractin (the active compound in Auxora) resulted in a concentration-dependent inhibition of the release of a number of pro-inflammatory cytokines including IL-2 and interleukin-17 (“IL-17”) when measured at 48 hours. The breadth of the spectrum of cytokines inhibited by zegocractin is consistent with the central role of calcium signaling in the inflammatory response.

Zegocractin inhibited the release of a number of cytokines from activated human PBMCs.

The role of calcium and CRAC channels in inflammation extends beyond lymphocytes and other immune cells. Excess calcium in cells in tissues such as kidney, pancreas, lung and the nervous system leads to cell damage or activation of cell death pathways causing tissue damage and organ failure. These processes, in turn, trigger inflammatory immune responses that further exacerbate cell damage and cell death and can accelerate tissue damage and organ failure.

- Toxins
- Infection
- Trauma
CRAC channel overactivation
Ca2+
Calcium excess in the cytoplasm
- Leads to tissue cell injury
- Activates immune system cells
Immune T-Cell Activation
Cell Damage/Death
Pancreas
Kidney
Lung
Brain
Intestines
CRAC Channel Inhibitors Modulate These Processes

CRAC channel overactivation causes cell damage, leading to cell death and triggering an inflammatory immune response.

Pharmacodynamic Profile of Auxora

Auxora is a proprietary lipid nanoemulsion IV formulation of the small molecule zegocractin that is administered by IV infusion. To test the activity of Auxora, we have developed an assay using ex vivo blood samples in which we stimulate IL-2 release as a surrogate pharmacodynamic (“PD”) marker for immune system activity. After administration, Auxora rapidly redistributes from the blood into lipophilic tissues and is predominantly cleared through the biliary system. Thereafter, the remaining drug is gradually cleared from lipophilic tissues over the course of a few months resulting in trace plasma levels without biological or clinical activity reported to date. Additional toxicity studies will be performed during Phase 3 development and may further address the safety of Auxora as it is cleared from the body. Auxora has demonstrated a rapid onset of immunomodulatory action within 30 minutes post-dosing in this assay performed on blood samples from patients with AP and treated with Auxora. Recovery of IL-2 release was observed within 24-48 hours following dosing completion, indicating offset of immunomodulation.

Auxora has a rapid on-off effect as demonstrated by the onset of immunomodulation after dosing and the recovery of the immune system after the drug infusion is stopped.

We believe that the timely termination of drug action is an important feature of Auxora as it may limit the potential for long-term immunosuppressive effects of prolonged CRAC channel inhibition, which have not been seen in clinical trials to date. In a rat model, administration of Auxora led to high levels of drug exposure in kidneys, pancreas, lung and plasma at two hours and four hours after the start of a four-hour infusion. By eight hours, drug levels dropped, consistent with rapid drug redistribution and/or clearance.

Auxora led to rapid increase in drug levels in the pancreas, lung, kidney and plasma after administration to rats.

Potency and Selectivity of Auxora

Zegocractin (the active molecule in Auxora) is among the most potent CRAC channel inhibitors reported in scientific literature, as observed in published experiments performed in our labs, including experiments published in the journal Cell Calcium. The data in the figure below illustrate that Auxora potently inhibits Orai1-containing CRAC channels, as 50% of the activity of the channel can be inhibited with nanomolar (“nM”) concentrations of compound. Further, the compound is selective compared to other channels. For example, on two channels important in cardiac (heart) function, even micromolar (“µM”) quantities of zegocractin do not achieve measurable inhibition of the activity of those channels. All compounds in our portfolio of potential drug candidates have properties similar to those indicated in the table below.

Channel	Effect of Zegocractin	Orai1 CRAC Channel Selectivity Ratio
Human Orai1-containing CRAC channels	IC50 = 119 nM	–
Human voltage-gated Ca channels (cardiac)	<10% inhibition at 10 µM	>100-fold
Human hERG K channels (cardiac)	<10% inhibition at 10 µM	>100-fold

IC50 = concentration producing 50% inhibition of channel activity. Activity of each channel was assessed by electrophysiological (electrical) measurements of either calcium ion (Ca2+) or potassium ion (K+) flow through the indicated channel. The maximum soluble concentration of compound (10 µM) was tested on the cardiac channels.

(1)
Assay performed by us in 2011-2012.
(2)
Assay performed by a contracted vendor in 2012.

P-Values and Confidence Intervals

The conventional method for measuring the statistical significance of a result is known as the “p-value,” which represents the probability of obtaining results at least as extreme as those that were observed in the study presuming that the null hypothesis of no effect is true. Generally, a p-value less than 0.05 is considered statistically significant and may be supportive of a finding of efficacy by regulatory authorities. However, regulatory authorities, including the FDA, do not rely on strict statistical significance thresholds as criteria for marketing approval and maintain the flexibility to evaluate the overall risks and benefits of a treatment. A confidence interval (“CI”) is a range of values within which the true value has a specified probability to exist. It is conventional to set the confidence interval at 95%, which means 95 of 100 times, the confidence interval will contain the true value. If the confidence interval does not contain the value of zero (the null value), it can be assumed that there is a statistically significant effect.

Auxora for the Treatment of AP

We have conducted a Phase 2a clinical trial of Auxora in AP patients with SIRS along with hypoxemia predicted to have moderate or severe AP. Because of the complications of SIRS and hypoxemia, these patients were at high risk for developing severe AP and life-threatening organ failure, particularly respiratory failure. In this trial Auxora treatment was associated with reduced local and systemic inflammation, improved ability to tolerate solid food, and shorter hospital stays. We are now conducting CARPO, a Phase 2b double blind placebo-controlled clinical trial of Auxora in 216 patients with predicted moderate or severe AP, and expect topline data expected in the second quarter of 2024. We have received Fast Track designation from the FDA and orphan drug designation in the EU from the EMA for Auxora for the treatment of AP. However, there is no guarantee that Fast Track designation will result in a faster regulatory review or regulatory approval.

Treatment with Auxora could offer significant benefits to AP patients and prevent disease progression

Acute Pancreatitis Background

Acute pancreatitis is an acute inflammatory process of the pancreas that presents as severe upper abdominal pain, often accompanied by nausea and vomiting. During episodes of the disease, inflammation of the pancreas occurs, which can lead to pancreatic cell death or necrosis and systemic inflammation. Normal pancreatic functions, such as the secretion of digestive enzymes required to break down carbohydrates and fats, are disabled. There are no approved therapies for AP but most cases are mild and resolve after several days of supportive care, including avoiding oral feeding in the short term to not further aggravate the pancreas. Most patients are hospitalized and require IV fluids and monitoring for development of more severe symptoms.

Severe complications arise because of the acute inflammatory response that takes place in the pancreas. These complications can lead to SIRS, in which the function of other tissues or organs, including the lung may be compromised. Approximately one third of patients with severe AP develop acute lung injury or ARDS. Lung failure accounts for approximately 60% of deaths associated with AP in developed countries.

There are an estimated 275,000 hospitalizations for AP annually in the United States. Mortality in mild AP is less than 1% but climbs to 20-30% in patients with persistent, severe disease. Approximately 40% of hospitalized AP patients present with SIRS and are predicted to have moderate or severe disease, with 15% actually developing severe AP. The target population for Auxora in our ongoing Phase 2b clinical trial is AP patients with accompanying SIRS, which we estimate to be approximately 100,000 patients per year in the United States alone.

SIRS: Systemic Inflammatory Response Syndrome

Target patients for Auxora in AP are a subpopulation of total number of AP hospitalizations and are selected primarily based on the presence of SIRS.

Leading causes of AP are gall stones and resulting elevated levels of bile salts, and alcohol metabolites, together accounting for 60-80% of all cases depending on the specific population examined. Other causes include: hypertriglyceridemia, familial (genetic) types, hypercalcemia, abdominal injury or trauma (including endoscopic retrograde cholangiopancreatography), cancer, drug-induced, or autoimmune, each making up smaller slices of the total AP population. These different causes all appear to lead to a common mechanism in which calcium within pancreatic cells drives pathology.

Inhibition of CRAC channels has the potential to impact multiple pathologies associated with AP.

Excessive signaling through calcium-dependent pathways has been linked to multiple pathologies associated with AP. A primary function of the pancreas is to produce enzymes that are required to digest food. The secretion of these enzymes from the pancreas is dependent on the periodic release of calcium from internal stores in cells called the pancreatic acinar cells. In AP, aberrant activation of these cells results in elevated, toxic levels of intracellular calcium and, as a consequence, the inappropriate activation of digestive enzymes inside the cells causes the acinar cells to self-digest.

Acute pancreatitis is also associated with a high level of inflammation. In some patients, the release of inflammatory cytokines and the triggering of SIRS can lead to life-threatening distal organ failure. Previous studies have established a strong link between calcium signaling and the release of inflammatory cytokines. The most frequent systemic complications in severe cases of AP are respiratory dysfunctions ranging from hypoxemia to ARDS. As in the case with ARDS from other underlying causes, AP-associated ARDS is the result of both increased vascular permeability and an increase in inflammation, which we believe are CRAC channel-dependent processes.

Acute Pancreatitis Phase 2a Clinical Trial Results

We completed a Phase 2a clinical trial of Auxora in 21 patients with AP with predicted severe or moderately severe disease as determined by the presence of SIRS and hypoxemia. Patients were enrolled in two cohorts. Fourteen patients received Auxora plus SOC and seven received SOC only. The Auxora- treated patients received a daily IV dose of Auxora for up to four days. As an early-stage proof of concept trial, this trial was not powered for statistical significance for any of the endpoints.

Trial design for Auxora AP Phase 2a clinical trial.

The primary symptom associated with AP is severe upper abdominal pain. Patients with AP are unable to tolerate any solid food without an increase in pain or the occurrence of nausea or vomiting until the pancreatitis resolves. In this clinical trial, only one patient in the Auxora-treated group and one patient in the SOC group were tolerating solid food at study entry. After 72 hours, seven of 14 Auxora patients were tolerating solid food while only one of seven SOC patients was tolerating solid food. At the time of hospital discharge, 13 of 14 Auxora patients could tolerate solid food compared to three of seven SOC patients.

Acute pancreatitis patients treated with Auxora were able to tolerate food sooner than matched controls.

Patients treated with Auxora were discharged from the hospital after a median of 3.7 days compared to SOC patients, who had a median stay of 6.0 days. Of the 21 patients enrolled in this trial, five had respiratory failure at the time of enrollment, four in the Auxora-treated group and one in the SOC group. Of the four Auxora- treated patients, only one required intubation and mechanical ventilation after several days as a result of a procedural complication. This patient ultimately died of complications from respiratory failure, whereas the only SOC patient who enrolled with respiratory failure required immediate intubation and mechanical ventilation. This SOC patient was on a ventilator for more than 90 days before dying.

An objective measure of the severity of AP is the computed tomography severity index (“CTSI”) that is based on findings from a CT scan with IV contrast to assess radiographic severity of the disease. CTSI scores have been found to correlate with clinical indices of severity. CT scans were obtained from all the patients in this clinical trial both at study entry and at hospital discharge or five days, whichever was earlier, and sent to a blinded central reader to determine the CTSI score. Twelve of the patients, eight in the Auxora-treated group and four in the SOC group, were found to have elevated CTSI scores at the time of randomization that were consistent with moderate to severe AP. Three of the eight Auxora-treated patients with elevated CTSI scores saw improvement over the course of their hospital stay while none of the four SOC patients experienced improvement.

Persistent SIRS, defined as SIRS lasting more than 48 hours, is an indication of continued activation of inflammatory pathways in patients with AP. Furthermore, persistent SIRS is highly predictive for the development of organ failure in AP. All patients in this AP trial had SIRS at enrollment. Only five of the 14 patients treated with Auxora had persistent SIRS, while five of the seven patients treated with SOC alone had persistent SIRS.

Auxora treatment was associated with improvements in multiple clinically relevant parameters.

The potential impact of Auxora treatment on the inflammatory response is illustrated by one patient in the Auxora-treated arm who was admitted to the hospital with respiratory failure and an extremely high level of IL-6, a pro-inflammatory cytokine, of greater than 7296 pg/ml, a level approximately 450-fold higher than the upper level of normal range. Historically, levels of greater than 122 pg/ml are predictive of organ failure in AP and levels above 80 pg/ml are associated with a 22-fold increased risk of respiratory failure in COVID-19 patients. At 120 hours, and after four doses of Auxora, the level of IL-6 in this patient was reduced to 66 pg/ml. This patient did not require intubation and was discharged on room air, not supplemental oxygen, on the eighth day.

A rapid reduction in IL-6 levels was observed in a patient treated with Auxora.

Auxora was generally well-tolerated in the trial. Treatment-emergent adverse events (“TEAEs”) were reported in 12 (86%) patients receiving Auxora and four (43%) patients receiving SOC alone. The majority of adverse events (“AEs”) in patients treated with Auxora were mild and considered resolved or resolving at the end of the trial. Severe TEAEs occurred in two patients (14%) receiving Auxora and two patients (29%) receiving SOC alone. Three patients (21%) treated with Auxora and two patients (29%) treated with SOC alone developed serious adverse events (“SAEs”). One death occurred in the Auxora treatment arm which was attributed to abdominal compartment syndrome and multi-organ failure. None of the AEs were deemed to be Auxora-related by the principal investigators. A summary of AEs reported in two or more patients receiving Auxora is listed below.

Summary of Adverse Events Reported by Two or More Patients Receiving Auxora.

The following SAEs occurred in patients treated with Auxora: death, non-infective cystitis, acute pancreatitis, sepsis, ARDS, hypoxic-ischemic encephalopathy (a type of brain dysfunction), pneumonia, respiratory failure and pulseless electrical activity. None of the SAEs were deemed to be Auxora-related by the principal investigators.

CARPO: Ongoing Phase 2b Clinical Trial in AP

In March 2021, we initiated CARPO, a randomized, double-blind placebo-controlled Phase 2b clinical trial in patients with AP and accompanying SIRS. This is a randomized, double-blind, placebo-controlled trial examining three dose levels of Auxora versus placebo. The clinical trial includes 54 patients in each of the four cohorts. Doses for two cohorts are essentially the same as doses patients received in the open-label Phase 2a clinical trial. A third cohort is receiving half the middle dose level. The fourth cohort will receive matched volumes of placebo. This dose ranging is intended to establish a dose-response in the AP setting. Endpoints include measures of safety, patient benefit and outcome improvement with a primary endpoint of food tolerance and responder analysis. Advisers suggest that food tolerance is the best measure of clinical efficacy, and, in addition to being the primary endpoint, food tolerance will be validated through a responders’ analysis. We anticipate topline results from this clinical trial in the second quarter of 2024 and, assuming positive results, to initiate our Phase 3 trial in 2025.

Trial design for CARPO, Phase 2b clinical trial in AP.

CRSPA: Ongoing Open-Label Phase 1/2 Clinical Trial in AIPT (Pancreatitis as a Side Effect of Pediatric ALL Treatment)

CRSPA is a 24-patient open-label Phase 1/2 investigator-sponsored clinical trial being conducted by SJCRH and exploring Auxora as a potential therapy in pediatric patients that develop AIPT as a result of treatment for their underlying ALL. Current therapies for ALL result in long term survival for over 90% of pediatric ALL patients. One of the mainstays of therapy in these patients is asparaginase (e.g., ONCASPAR™ and RYLAYZE™), an enzyme that degrades the amino acid asparagine, which is essential for the leukemic cells to survive. However, the administration of asparaginase triggers the development of pancreatitis or AIPT in 7-10% of patients of the over 3,000 pediatric ALL patients treated per year in the US, with similar numbers in Europe. AIPT is a severe complication characterized by intense abdominal pain, nausea, vomiting and SIRS. AIPT can lead to further chronic problems such as insulin dependence, exocrine pancreatic insufficiency and chronic pain. Many of these children can no longer be treated with asparaginase which can have a negative impact on their recovery from ALL. It has been shown that over 50% of patients with AIPT develop pseudocysts or pancreatic necrosis. There is currently no disease modifying treatment for AIPT and standard of care only addresses the symptoms of the disease.

In CRSPA, pediatric patients suffering from AIPT are enrolled and treated with four daily doses of Auxora with the primary endpoints of safety, tolerability and the reduction in development of complications of AIPT, including necrotizing pancreatitis and SIRS. Investigators at SJCRH presented results from the first cohort of the CRSPA study at the ASH meeting in December 2023. This cohort of patients consists of nine children (average age 8.2 years) with ALL who have developed AIPT (referred to as AAP in the abstract). Eight of nine patients in the CRSPA study received a full regimen of four daily doses of Auxora at dose level 1 (30mg/m2 on day one and 42mg/m2on days two through four) administered as a four-hour infusion. Results from these patients were compared to a matched historical control group of 16 patients out of a total of 51 patients who developed AIPT within 30 days of receiving asparaginase in the Total Therapy XVI study (T16) being conducted at SJCRH. The comparison showed that Auxora reduced the average number of days patients spent in the hospital from 13.4 to 6.3 days. The need for ICU care was also reduced, with three control patients (18.8%) requiring ICU care compared to one treated patient (12.5%), and the average number of days in the ICU was reduced from five to three days. Additionally, no patients in the CRSPA study required TPN, compared to 68.8% in the historical matched control group, who required 27 days of nutritional support on average. Finally, blinded central reading of pancreatic imaging showed a reduction in the development of significant pancreatic necrosis (≥30%) and the severity of acute pancreatitis by computed tomography severity index (“CTSI”) scoring in patients treated with Auxora compared to the matched historical cohort. Based on these results, investigators have established the dose level used in this cohort as the recommended Phase 2 dose (RP2D) of Auxora for children with ALL experiencing AIPT and will continue to enroll an additional 15 patients at this dose level to reach full enrollment at 24 patients. CRSPA has been expanded to additional sites and we expect our collaborators to have data in 2025.

	Total 16 (T16): All AIPT	Matched T16 AIPT cohort	CRSPA evaluable for efficacy
Patients with AIPT	51	16	8
Age: mean (range)	10.3 (2.2-19.4)	9 (2.2-18.4)	8.2 (3.1-17.6)
Female (%)	17 (33.3%)	5 (31.3%)	3 (37.5%)
Low-risk therapy (%)	9 (17.6%)	1 (6.3%)	2 (25%)
Hospital days (range)	12.1 (2-70)	13.4 (2-27)	6.3 (5-8)
ICU needed (%)	11 (21.6%)	3 (18.8%)	1 (12.5%)
ICU days mean (range)	5.1 (1-9)	5 (3-7)	3
TPN needed (%)	27 (52.9%)	11 (68.8%)	0
TPN days mean (range)	37.7 (3-153)	27.2 (4-63)	NA
≥30% pancreatic necrosis (%)	NA	4 (26.7%) *	0
CTSI mean (range)	NA	5.4 (0-10) *	2.4 (0-4)
CTSI ≥ 7 (%)	NA	4 (26.7%) *	0

*One patient in matched T16 cohort was unable to be evaluated for pancreatic necrosis or a CTSI score

CTSI score definitions:

0-3 mild acute pancreatitis

4-6 moderately severe acute pancreatitis

≥7 severe acute pancreatitis

According to clinical data published by Mauney, et. al., in the Journal of Pediatric Gastroenterology and Nutrition in March 2022, patients who developed AIPT had a median length of stay in the hospital of ten days consistent with that seen in the T16 database which is greater than the six day median length of stay for patients treated with Auxora, reflecting a faster resolution of symptoms.

Preclinical Studies with Auxora in AP

Treatment with Auxora led to a decrease in inflammatory markers in both the pancreas and the lung in a cerulein-induced rat model of AP. In this AP model, rats were given four hourly intraperitoneal injections of cerulein to induce pancreatitis and Auxora was given in a therapeutic mode by a four-hour intravenous infusion, starting 30 minutes after the first cerulein injection. Animals were examined 30 minutes after the end of infusion. Cerulein overstimulates pancreatic acinar cells, causing overactivation of CRAC channels, premature activation of digestive enzymes, mitochondrial dysfunction and death of the acinar cells, as well as enhanced accumulation of cytokines. Auxora administered post-insult decreased the acinar cell damage (50% as measured by histopathology) and decreased mRNA transcript levels (measured by quantitative real-time polymerase chain reaction) of myeloperoxidase (MPO) (80-90%) a biomarker of neutrophil activation, and the inflammatory cytokines TNFα (80-90%), and IL-6 (80-90%) in the pancreas. Similar to AP in patients, inflammatory signals in the cerulein model are also observed in the lungs. The anti-inflammatory effects of Auxora in the pancreas were mirrored in lung tissue.

Auxora inhibited the expression of MPO, TNFα and IL-6 in the cerulein-induced acute pancreatitis model in both the pancreas and lung. These results have been published in The Journal of Physiology.

Consistent with the data described above, treatment with the active ingredient in Auxora, zegocractin, decreased pancreatic damage in two other models of AP in mice, gallstone and alcohol models. AP in a gallstone model was elicited by retrograde pancreatic ductal injection of a bile acid and in the alcohol model by intraperitoneal injections of a fatty acid and ethanol. Both bile acids and fatty acids + ethanol induce AP by overactivation of CRAC channels. Zegocractin was given by intraperitoneal injection in a therapeutic mode at one and 13 hours after disease induction and animals were examined 24 hours after disease induction. Under these conditions, zegocractin decreased the amount of inflammation, edema and acinar cell damage (each close to 50% as measured by histopathology; see the figure below).

Zegocractin decreases pancreatic damage in two models of AP in mice. Shown are histology photomicrographs of the pancreas. The top panels are examples from control animals in both the gallstone (left) and alcohol (right) models showing the presence of inflammatory cells (small dark dots), edema (white areas) and acinar cell necrosis (light red). Bottom panels are from animals treated with Zegocractin, showing reduced inflammation, edema and necrosis. White bars = 50 m.

The ability of the pancreas to secrete digestive enzymes, fluid and bicarbonate is critical for the ability to digest food. Various toxins, including an alcohol metabolite, fatty acid ethyl ester, or bile acids can cause the premature activation of these digestive enzymes within the pancreas, leading to self-digestion and pancreatic cell death. One of the primary treatments for AP has been to completely stop all orally administered food for several days. A sign of the resolution of a case of AP is the ability to tolerate food, requiring functioning pancreatic ductal cells and appropriate secretion of digestive enzymes, fluid and bicarbonate. Thus, restoration of pancreatic ductal cell secretion is thought to be a critical element in the treatment of AP.

CRAC channel inhibition preserved pancreatic ductal fluid secretion in the cerulein-induced AP model in mice as well as in gallstone and alcohol models of AP. The mouse cerulein-induced AP model was performed like the rat model described above, except that seven hourly injections of cerulein were used and animals were examined 12 hours after the first cerulein injection. AP in the gallstone model was elicited by retrograde pancreatic ductal injection of a bile acid and in the alcohol model by intraperitoneal injections of a fatty acid and ethanol. Pancreatic fluid secretion was measured by collection of pancreatic juice from the pancreatic duct over a 30 minute period. In all three models, CM5480, a preclinical CRAC channel inhibitor model compound, given by intraperitoneal injection after disease onset was able to preserve pancreatic ductal fluid flow, suggesting that CRAC channel inhibition may have a direct protective effect on ductal cells that could help resolve AP.

CM5480 (CM-C) treatment led to the preservation of pancreatic ductal secretion in a cerulein-induced acute pancreatitis model.

Auxora for the Treatment of Acute Kidney Injury

There are recent examples in the scientific literature where CRAC channel inhibition was shown to reduce damage in animal models of AKI. We have conducted preclinical studies of Auxora in a rat model of AKI. Additionally, we have observed in our clinical trials that Auxora-treated patients appear to have less complications of kidney injury or failure in the setting of acute critical illness. In February 2024, we received clearance from the FDA of our IND for a Phase 2 clinical trial of Auxora for the treatment of AKI patients with AHRF which we call KOURAGE and which we plan to initiate in the second quarter of 2024 with data expected in 2025.

Acute Kidney Injury Background

AKI is marked by three distinct phases, the initial injury, the recovery from that injury and then the long-term damage resulting from the initial injury. Patients who do not recover completely from the initial injury are at risk for long-term damage. We believe the administration of Auxora to patients with more severe AKI will result in a greater proportion of patients recovering completely from the initial injury, and in so doing, will lessen the long term complications of the initial injury. This is illustrated in the figure below. AKI is classified as Stage 1, Stage 2 and Stage 3 depending on the seriousness of the disease as measured by serum creatinine and urine output and may progress from one stage to the next as a patient’s condition worsens. Stage 1 patients have an increase in serum creatinine of ≥ 0.3 mg/dL or 1.5 to 1.9 times baseline or urine output of <0.5 mL/kg/hour for six to 12 hours. Stage 2 patients have an increase in serum creatinine to 2.0 to 2.9 times baseline or urine output of <0.5 mL/kg/hour for 12 to 24 hours. Stage 3 patients have an increase in serum creatinine to ≥ 3.0 times baseline, an increase in serum creatinine of ≥ 0.3 mg/dL to ≥ 4.0 mg/dL, urine output of <0.3 mL/kg/ hour for ≥ 24 hours, anuria for ≥ 12 hours or initiation of kidney replacement therapy.

Time course of acute kidney injury and progression to chronic kidney disease.

AKI is caused by a number of factors including infection, trauma and myocardial infarction. According to the Healthcare Cost and Utilization project, there are more than 3.7 million patients hospitalized each year who have AKI in the US. Of these, 71% have Stage 1, 17% have Stage 2 and 12% have Stage 3 so that Stage 2 and Stage 3 patients represent an incidence of over 1 million per year in the US alone. Additionally, over half of the Stage 2 and Stage 3 patients will have some form of respiratory failure and in these patients the expected mortality while hospitalized and up to 90 days post discharge is 50% or more. Currently there are no drugs that directly treat AKI and standard of care includes fluids, diuretics, nutritional support, and correction of the underlying cause of the AKI. Patients who suffer AKI may over the course of months develop chronic kidney disease and may go into end-stage renal failure. The goal of treatment would include reducing the need for dialysis, kidney transplantation, long-term illness and death.

Early treatment with Auxora could offer significant benefits to AKI patients and prevent disease progression.

KOURAGE: Randomized, double-blind placebo-controlled Phase 2 clinical trial in severe AKI

KOURAGE is a randomized, double-blind, placebo-controlled study that will evaluate 150 patients with Stage 2 and 3 AKI who have AHRF and are receiving oxygen by non-invasive mechanical ventilation, high flow nasal cannula or IMV. Patients will be stratified by classification of stage of AKI as well as the use of IMV. Patients will receive either a four-hour infusion of Auxora or placebo at 1.25 mL/kg as a first dose, after which they will receive Auxora or placebo at 1.0 mL/kg at hours 24, 48, 72 and 96. The primary endpoint of the trial will be evaluation of patients through day 30 to determine days alive, ventilator-free and dialysis-free. Secondary endpoints will include a composite of all-cause mortality, decrease in eGFR, and the incidence of dialysis over a period of 90 days, also known as MAKE-90. We anticipate enrolling the first patient in KOURAGE in the second quarter of 2024 with data available in 2025.

Clinical Observations supporting the potential use of Auxora in AKI

While the purpose of CARDEA was to test Auxora in severe COVID-19 pneumonia patients, AKI was reported in a number of patients as it is a common sequalae of this disease. We observed ~40% reduction in the frequency of reported AKI in patients treated with Auxora compared with placebo patients. In addition, in a post-hoc analysis of patients with compromised kidney function (eGFR< 60 mL/min/1.73 m2) at enrollment, there was a survival benefit for patients treated with Auxora compared to those on placebo. Biomarker analysis from blood samples taken from over 190 CARDEA patients further showed that Auxora had a positive impact on biomarkers in these patients. For example, Angiopoietin-1 and Angiopoietin-2 levels are biomarkers for vascular endothelial cells. Angiopoietin-1 levels correlate with the maintenance of vascular integrity while Angiopoietin-2 levels correlate with endothelial inflammation and malfunction. We observed that Angiopoietin-1 levels increased more in patients treated with Auxora compared to placebo while Angiopoietin-2 levels decreased more. These changes were statistically significant and suggest a potential application for Auxora in AKI where endothelial cell function is compromised. Finally, work by others demonstrated that elevated serum IL‐17 levels, a CRAC channel mediated cytokine, were differentially elevated in critically ill patients with Stage 2 and 3 AKI when compared to those without AKI and the extent of elevation was independently associated with both hospital mortality and long-term adverse outcomes.

Angiopoietin-1 levels show a statistically significant greater increase in Auxora-treated patients compared to placebo patients while Angiopoietin-2 levels show a statistically greater decrease.

Preclinical Studies with Auxora in AKI

In collaboration with researchers at Indiana University, we have conducted a series of studies referred to as Study 1 and Study 2 comparing Auxora with placebo in a rat model of AKI. In Study 1, AKI was induced in a rat model through ischemia reperfusion injury (“I/R”), a transient ligation of the renal artery, while control animals underwent sham-surgery. Within 30 minutes of injury, the animals were treated with a single intravenous infusion of either 16 mg/kg of Auxora or placebo over a period of four hours. GFR, an important indicator of kidney function, was evaluated at 24 hours post-injury. Study 2 evaluated recovery of kidney function following I/R similar to Study 1 but varying in intensity to mimic different severity of disease. In Study 2, GFR was measured two to four hours after injury but before treatment, and treatment with 16 mg/kg of Auxora or placebo was administered at six, 24 and 48 hours post-injury, with GFR again evaluated at 72 hours.

Results from Study 1 showed that at 24 hours post-injury, GFR was significantly higher in rats treated with Auxora 30 minutes after injury versus placebo (61%, p<0.05). Additionally, animals treated with Auxora showed a reduction in Th17 cells in the kidney of approximately 50% as compared to those treated with placebo. In Study 2, in a group of animals with initial GFR reductions of approximately 50%, similar to Stage 2 AKI, GFR at 72 hours was significantly greater in Auxora-treated animals as compared to placebo-treated animals (0.81±0.03 vs. 0.47±0.04 ml/min/100g respectively; p<0.001). In a group of animals with GFR reductions ≥66%, similar to Stage 3 AKI, placebo-treated rats experienced 100% mortality by 72 hours while Auxora-treated rats had no mortality at 72 hours and were stable, showing modest recovery of kidney function. These results indicate that Auxora has the ability to hasten the recovery of kidney function and improve survival in rat models of AKI.

Study 1 results showing greater recovery of GFR in Auxora treated rats versus placebo as well as a reduction on mononuclear (Th17 producing cells.

Study 2 results show the effects of Auxora on recovery of renal function after establishment of renal functional impairment. GFR is shown at two hours and 72 hours post I/R. Panel A: results from rats with initial loss of GFR of approximately 50% between two to four hours post I/R show that the recovery of GFR is greater in Auxora treated animals (n=5) compared to placebo (n=4). Panel B: results from rats with an initial loss of GFR ≥ 66% show that placebo-treated rats (n=3) did not survive while Auxora-treated rats (n=2) survived.

Auxora for the Treatment of Acute Respiratory Failure

The pathology of COVID-19 is consistent with both a significant increase in the levels of inflammatory cytokines and with the associated deterioration of lung barrier function that can culminate in ARDS. In the first quarter of 2020, we recognized that observations from our clinical trial of Auxora in patients with AP provided support for conducting a clinical trial to assess the potential of Auxora in severe COVID-19 pneumonia patients. In AP patients presenting with markedly elevated levels of IL-6, there was a significant reduction in IL-6 levels over the course of therapy in patients who were treated with Auxora versus SOC alone. Of the four AP patients enrolled in our Phase 2a clinical trial who presented with respiratory failure and were treated with Auxora, only one required intubation and mechanical ventilation. There was only one patient in the SOC control group with respiratory failure and this patient required intubation and mechanical ventilation. This preliminary data and the strong preclinical rationale both led us to propose that Auxora may have therapeutic benefit in the treatment of other diseases with respiratory failure, including severe COVID-19 pneumonia.

In April 2020, we initiated a clinical trial to test Auxora in COVID-19 patients hospitalized and requiring oxygen therapy but not on ventilators. This trial was initially conducted as a Phase 2 randomized, open-label clinical trial in severe COVID-19 pneumonia patients with varying degrees of respiratory failure where time to survival, blood oxygen levels, ventilator use and mortality were evaluated. At our first safety analysis of the data we observed that patients receiving Auxora with SOC were less likely to be placed on mechanical ventilation or to die, and they experienced a reduced time to recovery than those treated with SOC alone. After 30 patients were enrolled in this first part of the trial (Part 1), the FDA recommended that we move to Part 2 of the trial and study Auxora in a randomized, double-blind, placebo-controlled clinical trial. Part 2 was initiated in September 2020, completed in the third quarter of 2021, and enrolled 284 severe COVID-19 pneumonia patients. We observed that patients treated with Auxora experienced a reduced time to recovery, higher rate of recovery and reduced mortality.

COVID-19 and Acute Respiratory Failure Background

COVID-19 is a disease caused by the SARS-CoV-2 virus, a pandemic strain of coronavirus. Respiratory illness is the most common symptom associated with COVID-19; severity ranges from mild disease to life-threatening ARDS.

Most cases of COVID-19 occur approximately four to five days after exposure to the virus. Patients present with symptoms that include fever, dry cough, body ache, sore throat and diarrhea. As the disease progresses, some patients develop shortness of breath resulting from lung injury and are hospitalized. In the majority of these patients, this condition resolves over time, but in up to 20% of patients, it progresses to moderate to severe ARDS requiring mechanical ventilation.

Disease progression in severe COVID-19 has similarities to that of severe community-acquired pneumonia caused by other viruses besides SARS-CoV-2 or by bacteria. The immune response to severe COVID-19 infection may result in overproduction of early response proinflammatory cytokines and may also result in complement and coagulation dysfunction, leading to an increased risk of vascular hyperpermeability, respiratory failure, multi-organ failure, and sometimes death.

Completed Open-label Phase 2 Clinical Trial in Hospitalized COVID-19 Pneumonia Patients on Oxygen (Part 1).

We initially conducted a randomized, open-label clinical trial in severe and critical COVID-19 pneumonia patients (Part 1 of the Phase 2 trial). We originally planned to enroll up to 60 patients with severe COVID-19 pneumonia, defined as patients receiving low-flow supplemental oxygen, and 60 patients with critical COVID-19 pneumonia, defined as patients receiving high-flow oxygen through a nasal cannula but not ventilated using bi-level positive airway pressure, continuous positive airway pressure or invasive mechanical ventilators. Two thirds of patients were to be randomized to receive Auxora with SOC therapy and one third with SOC alone. Part 1 was stopped after 30 patients were enrolled and the trial progressed to Part 2. The results from Part 1 of the trial were published in July 2020 in the peer-reviewed journal Critical Care.

Trial design for open-label Phase 2 clinical trial in hospitalized COVID-19 severe pneumonia patients on oxygen (Part 1).

Patients enrolled in Part 1 of the Phase 2 clinical trial were randomized to the Auxora plus SOC treatment group, were dosed intravenously with Auxora for three days at levels of 2.0 mg/kg on the first day and 1.6 mg/ kg on days two and three. The primary objectives of this clinical trial were safety and tolerability. At the time this part of the clinical trial was stopped, 30 patients had been enrolled, 26 with severe COVID-19 pneumonia and four with critical COVID-19 pneumonia.

The 26 patients with severe COVID-19 pneumonia were used in the efficacy analysis of the open-label part of the clinical trial. Patients enrolled in the Auxora plus SOC and the SOC only groups were well-matched across age, body mass index and ethnic backgrounds. A higher percentage of patients in the Auxora plus SOC group had diabetes. The severity of ARDS was distributed roughly equally among the Auxora plus SOC and SOC only groups.

As part of our analysis of the efficacy of Auxora in the open-label trial, we also considered the respiratory failure status of patients at enrollment because we believed that this would best correlate with outcomes for these patients. Respiratory failure is divided into three stages based on the Horowitz index, which takes into account how much oxygen is in the blood compared to how much oxygen the patient is provided. The Horowitz index, therefore, is able to account for differences in oxygenation of a patient on room air versus one on higher concentrations of supplemental oxygen. This index is calculated by taking the ratio of the arterial oxygen partial pressure to the fraction of inspired oxygen, known as PaO2/FiO2 or the P/F ratio. The P/F ratio may also be imputed from the oxygen saturation by pulse oximetry. Based on the Berlin Criteria, patients with a P/F ratio of 200 to 300 mmHg are considered to have mild ARDS. Patients with P/F ratios between 100 and 200 mmHg are considered to have moderate disease. Patients with a P/F ratio of 100 mmHg or less have severe ARDS. Even in the absence of COVID-19, an increase in ARDS severity is correlated with increased mortality. In historical pneumonia studies, patients with mild ARDS have a mortality of approximately 35% compared to 45% mortality for those with severe ARDS.

Baseline demographics were generally balanced across the treatment groups.

Clinical outcomes in Part 1 of the Phase 2 clinical trial were highly dependent on the baseline P/F ratio. Patients with mild ARDS all recovered in both the Auxora plus SOC treatment group and the SOC only treatment group. Regardless of treatment, none of these patients required intubation and mechanical ventilation. Patients with moderate ARDS treated with Auxora plus SOC had an improved outcome compared to SOC alone. Only one of six of the patients (17%) in the Auxora plus SOC group was placed on mechanical ventilation and later died, whereas three out of four patients (75%) in the SOC only treatment group required intubation and mechanical ventilation with one death. Of the four patients enrolled with severe ARDS and treated with Auxora plus SOC, two required intubation and mechanical ventilation (50%) and one of these patients died (25%). In the SOC only group, one of two severe ARDS patients enrolled required intubation and mechanical ventilation (50%). The other patient progressed to high-flow oxygen quickly, but the family elected not to proceed with intubation and the patient died (50%).

Overview of the outcome of all 26 severe COVID-19 pneumonia patients grouped by P/F at baseline with the most severe patients at the bottom. Blue lines correspond to patient who received Auxora (denoted CM4620-IE) plus SOC and green lines to patients who received SOC only.

COVID-19 recovery was scored using an 8-point ordinal scale recommended by the FDA in which a high score of 8 means that the patient was discharged from the hospital without the need for supplemental oxygen, 7 means discharged requiring supplemental oxygen, 6 means hospitalized not requiring oxygen or ongoing medical care, 5 means hospitalized not requiring oxygen but requiring ongoing medical care, 4 means hospitalized requiring low flow supplemental oxygen, 3 means hospitalized requiring noninvasive mechanical ventilation or high flow supplemental oxygen, 2 means hospitalized requiring invasive mechanical ventilation and 1 means that the patient has died.

The number of days for recovery was determined by the first day that a patient satisfied a score of 6 or greater. Patients treated with Auxora plus SOC had a mean time to recovery of five days while those on SOC-only treatment had a mean recovery time of 12 days and the recovery rate ratio was 1.87 (95% confidence interval, with a range of 0.72 to 4.89). For additional information regarding confidence intervals, please refer to the section entitled “—Auxora, a Selective CRAC Channel Inhibitor—P-Values and Confidence Intervals.”

A composite endpoint of death or intubation occurred significantly less frequently in patients treated with Auxora plus SOC than with SOC only treatment. Five of the nine patients (56%) with severe COVID-19 pneumonia who were treated only with SOC required intubation and mechanical ventilation or died compared to only three of 17 patients who received Auxora plus SOC (18%) (95% CI, 0.05 to 0.96; p<0.05).

Treatment with Auxora led to a reduction in the composite endpoint of patients who required intubation or died because of a do not intubate decision.

In addition to the clinical outcome measures of the severe COVID-19 pneumonia patients, we assessed the levels of d-dimer, a biomarker associated with clotting and a predictor of poor survival in COVID-19 patients. Increased blood clotting and thrombosis is believed to be a significant contributor to the development of ARDS in these patients. All patients in the trial received anticoagulant therapy, and despite this treatment, two patients on SOC only developed deep vein thromboses with one progressing to a pulmonary embolism, while no patients treated with Auxora plus SOC experienced thrombo-embolic events. On average, patients treated with Auxora plus SOC (n=10) had a median decrease in d-dimer levels at 48 hours of 0.24 while patients receiving SOC alone (n=8) had a median increase of 0.63. Even greater differences were seen at 96 hours although the sample size was small. We believe this is indicative of a protective effect of Auxora treatment on the endothelium.

Auxora treated patients experienced a reduction in d-dimer levels, a biomarker associated with clotting.

In total, 17 patients with severe and three with critical COVID-19 pneumonia were randomized to Auxora plus SOC and nine with severe and one with critical COVID-19 pneumonia were randomized to SOC only. All 30 patients were included in the safety analysis. Similar proportions of patients receiving Auxora plus SOC and SOC only experienced an AE (75% versus 80%, respectively). Fewer patients receiving Auxora plus SOC experienced serious AEs versus SOC only (30% versus 50%, respectively). Two patients (10%) receiving Auxora plus SOC and two (20%) receiving SOC only died during the 30 days after randomization. Except for one of the two cases of an increase in blood alkaline phosphatase (an enzyme that can indicate liver damage and bone disorders), which was considered possibly Auxora-related, none of the other AEs were deemed to be drug- related by the principal investigators.

The following SAEs occurred in patients treated with Auxora: septic shock, bacterial pneumonia, atrial fibrillation, shock, respiratory failure, ARDS and chest pain. None of the SAEs were deemed to be Auxora-related by the principal investigators.

After 18 severe COVID-19 pneumonia patients were enrolled, the FDA reviewed initial data along with safety data from an independent safety review committee and recommended that this open- label trial be converted into a randomized, double-blind, placebo-controlled trial (Part 2 of the Phase 2 trial).

Completed Double-Blind Phase 2 Clinical Trial in Hospitalized COVID-19 severe Pneumonia Patients on Oxygen (CARDEA or Part 2)

In September 2020, we began enrollment of our CARDEA trial, a Phase 2, randomized, double-blind, placebo- controlled trial evaluating the addition of Auxora to corticosteroids and standard of care in adults with severe COVID-19 pneumonia. Eligible patients were adults with more than one symptom consistent with COVID-19 infection, a diagnosis of COVID-19 confirmed by laboratory testing using polymerase chain reaction or other assay, and pneumonia documented by chest imaging. Patients were also required to be receiving oxygen therapy using either a high flow or low flow nasal cannula at the time of enrollment and, for the 261 patients in the efficacy analysis set, to have at the time of enrollment, a baseline imputed PaO2/FiO2 ratio > 75 and ≤ 200.

There were an additional 23 patients in the trial with 200<PaO2/FiO2<300 who were enrolled prior to the first independent data monitoring committee meeting, where it was determined those less hypoxemic patients all recovered and were less likely to need therapy beyond current standard of care so going forward, mild ARDS patients, e.g., patients with PaO2/FiO2>200, were then excluded from enrollment. The PaO2/FiO2 was imputed from a SpO2/FiO2 determined by pulse oximetry using a non-linear equation. Patients could not be receiving either non-invasive or invasive mechanical ventilation at the time of enrolment. The primary endpoint was time to recovery through Day 60, with secondary endpoints of all-cause mortality at Day 30 and Day 60. All patients received corticosteroids and 99% of patients received anticoagulation treatment as part of their standard of care.

The major findings of the CARDEA Phase 2 trial as reported in April 2022 in the peer-reviewed journal Critical Care are as follows:

•
Time to recovery was seven vs. ten days (P = 0.0979) for patients who received Auxora vs. placebo, respectively.
•
Day 30 all-cause mortality was 7.7% with Auxora vs. 17.6%, with placebo (P = 0.0165).
•
Day 60 all-cause mortality was 13.8% with Auxora vs. 20.6% with placebo (P = 0.1449).
•
Serious adverse events occurred in 24.1% of patients treated with Auxora vs. 35% of patients receiving Placebo (P=0.0616).

SOC included 100% corticosteroid use and 99% anticoagulation use

Trial design for double-blind Phase 2 clinical trial in hospitalized COVID-19 pneumonia patients on oxygen (Part 2).

Baseline demographics were balanced across the treatment groups in the blinded Phase 2 trial of Auxora in severe COVID-19 pneumonia.

Overall mortality was significantly reduced with Auxora treatment in the 261-patient efficacy dataset. At 30 days, the mortality rate for Auxora-treated patients with 7.7% compared to 17.6% for placebo (HR 0.42 and p=0.023) – a relative decrease of 56%. At 60 days, Auxora treatment was associated with a 13.8% mortality rate compared to 20.6% for placebo (HR 0.63 and p=0.130) – a relative decrease of 33%. Both of these findings are clinically relevant particularly in light of patients needing additional therapies on top of current standard of care. Patients treated with Auxora plus SOC demonstrated a trend toward a faster median time to recovery than those treated with SOC plus placebo. Our primary recovery endpoint was determined in the 261-patient efficacy analysis set where Auxora treatment demonstrated a trend toward a reduced time to recovery with a median of seven days compared to ten days with placebo (p=0.098). In an FDA-required supplementary analysis of our primary endpoint in the 284 patient safety analysis set (which included 23 patients with mild COVID-19 pneumonia (P/F 201 to 300)), the median recovery time for Auxora treated patients was maintained at seven days, while the median recovery time for placebo treated patients decreased to eight days (p=0.042). In both analysis sets, the percent of patients that recovered in the trial was higher when Auxora was added to SOC therapy. The recovery rate ratio, defined as the percent of patients who did not recover on placebo compared to the percent that did not recover with Auxora, was 1.25 for the efficacy analysis set and 1.30 for the safety analysis set. This means that not only did patients treated with Auxora plus SOC demonstrate a trend toward a reduced time to recovery, but that they were more likely to recover than patients treated with placebo plus SOC.

Other key findings in the study were that patients receiving Auxora saw their PaO2/FiO2 ratios recover more quickly than patients receiving placebo and proportionally fewer patients receiving Auxora required ventilation over their course of treatment than patients receiving placebo. There were also fewer patients with reported serious adverse events in the Auxora treated group than in those receiving placebo. These findings are all clinically relevant, particularly given the relative risk reduction in mortality for patients receiving Auxora in addition to standard of care. Finally, there were improvements in a number of inflammatory biomarkers in Auxora treated patients versus those receiving placebo. Specifically, C-reactive protein, ferritin and d-dimer levels dropped over the course of six days and were lower than placebo over that time. CD-25 levels, which are a surrogate for the expansion of pro-inflammatory CD25+CD8 T cells that have been associated with mortality, were statistically significantly lower in Auxora patients compared to placebo.

Auxora positive effects compared to placebo on multiple clinical endpoints in CARDEA (N=261)

Auxora positive effects compared to placebo on multiple biomarkers of respiratory inflammation in CARDEA (N=261)

Auxora plus SOC demonstrated a significant decrease in mortality compared to placebo plus SOC. (N=261)

Kaplan Meier curve of mortality. Auxora plus SOC (blue), placebo plus SOC (red). (N=261)

Auxora was generally well-tolerated in our CARDEA trial. The number of adverse events in the blinded part of the study was similar between the two treatment groups (patients randomized to Auxora (331); patients randomized to placebo (342)). Fewer patients randomized to Auxora (34, 24.1%) had SAEs compared to patients randomized to Placebo (49, 35.0%). There were five SAEs that the investigators reported as possibly related to Auxora: increase in alanine aminotransferase (an indicator of liver dysfunction), increase in aspartate aminotransferase (an indicator of liver dysfunction), cardiac arrest, respiratory failure and shock. Two of these (increase in alanine aminotransferase and increase in aspartate aminotransferase) occurred in only two patients. There were no SAEs that required expedited safety reporting to institutional review boards or to the FDA. Three patients randomized to Auxora and five patients randomized to placebo discontinued study drug.

Ongoing Phase 2 Trial in Mechanically Ventilated COVID-19 Pneumonia ARDS Patients

Work at Northwestern University has focused on immune cell activity in the lung fluid of COVID-19 pneumonia patients on mechanical ventilation implicates IFN-g-secreting T cells as key participants in the cascade of lung damage in these patients. Evidence suggests CRAC channels are a critical nexus in this cascade.

According to the data from Northwestern scientists, the mechanism of lung inflammation produced by SARS-CoV-2 begins with virus infection of cells in the nose, throat and upper lung. Viral infection then spreads to deeper areas of the lung and enters lung-resident macrophages which, in response, degrade viral proteins and present viral antigens on their cell surface to T cells; they also release chemokines that attract additional T cells to the area. The arriving T cells interact with the SARS-CoV-2 antigens presented on the surface of macrophages, activating the T cells to produce and secrete the pro-inflammatory cytokine IFNg. This sets up a positive feedback loop that leads to further immune recruitment, activation and inflammation. Based on the role of CRAC channels in immune cell activation, Auxora can block IFNg release from T cells, potentially inhibit antigen presentation by macrophages, and block the release of chemokines and pro-inflammatory cytokines from monocytes, thereby limiting the lung inflammation produced by SARS-CoV-2.

Inhibition of IFNg secretion in the lung of COVID-19 patients has the potential to block activation of inflammatory cells such as alveolar macrophages.

We, in collaboration with investigators at Northwestern, are conducting a Phase 2 dose escalation clinical trial of Auxora in mechanically ventilated patients with COVID-19 pneumonia to test this hypothesis and to determine an effective dose of Auxora for treating these patients using pharmacodynamic markers from bronchoalveolar lavage (lung) fluid. This trial has completed the treatment portion and samples from the patients are being analyzed for gene expression and biomarker information. Nine patients received either Auxora (n=7) or placebo (n=2) for three, four or five days or an initial infusion followed by four days of continuous infusion. The amount of time that patients remain on the ventilator was measured as part of the trial. Lung lavages were taken before and after treatment to determine the level and activity of macrophages, monocytes and IFNg-secreting T cells in patients receiving drug and placebo. We anticipate results from this trial in 2024. We plan to use the findings of this clinical trial to establish an effective dosing schedule for further studies of Auxora in the treatment of ventilated ARDS patients.

Trial design for Phase 2 trial in mechanically ventilated COVID-19 pneumonia ARDS patients.

Planning for Additional Clinical Trials in AHRF and ARDS

Based on the mechanism of action of Auxora and the reduction in ventilator use that was observed in our COVID-19 pneumonia and AP clinical trials, we believe that Auxora has the potential to bring therapeutic benefit to a broader population of patients suffering from AHRF and ARDS. Our recent work elucidating the activity of Auxora in an LPS-induced mouse model of respiratory failure confirmed that the drug down-regulates inflammatory cytokines in the lungs and likely protects the lung endothelium from damage.

The broader ARDS patient populations include many etiologies including sepsis, viral pneumonia, bacterial pneumonia and trauma. The incidence of ARDS is estimated to be approximately 190,000 cases per year in the United States alone, with sepsis being the most common cause. We believe that the Auxora clinical data in COVID-19 pneumonia suggests that Auxora can potentially be used in most ARDS settings. We are currently evaluating opportunities to continue clinical development of Auxora in the setting of acute respiratory failure particularly in partnership with sponsors such as government agencies both in the US and outside of the US.

Preclinical Studies with Auxora in ARDS

Endothelial cells in the lung help to maintain the boundary between blood vessels and air-exchange sacs, or alveoli, by providing an insulating barrier function, preventing fluid from leaking out of blood vessels while allowing the exchange of oxygen and carbon dioxide within the lung alveoli. The integrity of this endothelial barrier is dependent on many things, including calcium regulation. The endothelial barrier breaks down when an excess of intracellular calcium causes the activation of NFAT, driving deleterious changes in gene transcription. This breakdown leads to fluid leakage into the lung and impedes the lung’s ability to absorb oxygen and release carbon dioxide. CRAC channels, which help regulate the amount of calcium flowing into endothelial cells, sit at a key junction point in this biochemical cascade. Zegocractin, the active ingredient in Auxora, was able to produce a beneficial effect in the lung consistent with inhibiting the breakdown in endothelial barrier function in an in vivo model of pathogen-induced lung injury. In this model, a bacterial glycoprotein called LPS was instilled into the nasopharynx of mice, which induced a reaction inside the lung similar to what would happen in acute lung injury resulting from an active bacterial infection. Zegocractin was administered two and seven hours after LPS and the animals were examined 12 hours after LPS by measuring several biomarkers in lung fluid using antibody technology as well as lung histopathology. A prominent and well known effect of LPS in this model was to increase levels of two key inflammatory cytokines, IL-6 and TNFµ, in lung fluid. Treatment with zegocractin led to a dose-dependent decrease in the LPS-induced IL-6 and TNFµ levels (maximum 46% and 57%, respectively) in lung fluid and also decreased the LPS-induced edema surrounding the lung (maximum 61%) compared to placebo-treated controls. The decrease in lung edema is consistent with protection of the endothelial cell barrier. We believe that inhibitors of CRAC channels have the potential to inhibit the breakdown of the lung endothelial barrier in patients suffering from ARDS.

PBS - phosphate buffered saline, LPS - lipopolysaccharide, Veh - vehicle, Zego - Zegocractin, mpk - milligrams per kilogram, x2 - given twice at 5-hour intervals

Zegocractin lowered IL-6 and TNFµ levels in lung fluid and reduced edema in an LPS model of acute lung injury.

Preclinical studies for Chronic Inflammatory and Immunological Diseases

We are developing oral CRAC channel inhibitors that we intend to take into indications which are not treated in a critical care setting such as chronic inflammatory and immunological diseases. We have obtained or generated preclinical data which support the use of CRAC channel inhibitors in indications such as chronic pancreatitis, rheumatoid arthritis, asthma and psoriasis where an IV formulation would not represent a viable therapeutic approach. Repeated attacks of AP, as well as heavy alcohol use and genetic anomalies, can lead to the development of chronic pancreatitis, a debilitating disease characterized by pain, fibrosis and declining pancreatic function that increases the risk of developing pancreatic cancer by a factor of ten to 100. According to the Pancreatitis Foundation, approximately 140,000 people suffer from chronic pancreatitis in the United States alone. We believe this will be considered an orphan indication and intend to apply for orphan designation with the FDA. While there are numerous treatments for rheumatoid arthritis, most patients require injectable immunomodulatory drugs as the disease progresses. The need for safe oral therapies for more advanced patients persists. We are evaluating chronic pancreatitis and rheumatoid arthritis as potential first indications for our oral drug candidate, CM6336.

Preclinical Study with a CRAC Channel Inhibitor in Chronic Pancreatitis

Our preclinical studies of CM5480, a proprietary compound, in chronic pancreatitis suggest that CRAC channel inhibition may decrease fibrosis and organ dysfunction in this setting. We are currently performing IND-enabling preclinical studies with multiple proprietary compounds in order to identify one or more candidates with good pharmaceutical properties. CM6336, our current lead oral CRAC channel inhibitor, is structurally distinct from CM5480 but with potentially improved pharmacokinetic properties. We plan to submit an IND for CM6336 in chronic pancreatitis in 2025 and may be in a position to and initiate a Phase 1/1b clinical trial the same year, subject to receipt of additional funding.

We tested CM5480 in a mouse model of chronic pancreatitis, in which animals are given eight hourly injections of cerulein per day on five occasions, each separated by two intervening cerulein-free days. CM5480, a model compound, was given by once-daily intraperitoneal injections for nine days starting after the third round of cerulein injections. The cerulein injections produced pancreatic fibrosis and reductions in pancreatic epithelial (mostly acinar) cells and ductal cell secretion. We found that CM5480 reduced pancreatic fibrosis by 50%, modestly increased epithelial cells, and restored pancreatic ductal cell secretion. These results suggest that there is the potential to treat chronic pancreatitis with a CRAC channel inhibitor, especially one that can be readily administered to patients, such as with an oral formulation.

CM5480 (CM-C) reduced acinar cell necrosis (top panels), prevented the formation of fibrosis (bottom left) and restored pancreatic ductal secretion (bottom right) in a mouse model of chronic pancreatitis.

Preclinical Studies with CRAC Channel Inhibitors in Models of Rheumatoid Arthritis

Previous work by us and others has indicated that inhibition of Orai1 CRAC channels may be an effective treatment for rheumatoid arthritis. A 2015 study published in the British Journal of Pharmacology examined the effects of YM-58483 (aka BTP-2), a model

CRAC channel blocker, and showed that the compound produced significant improvements in arthritis severity scores in a mouse model of collagen-induced arthritis (“CIA”). Likewise, a 2017 published study in the Journal of Pharmacological Sciences showed that localized reduction of Orai1 mRNA in the joints and lymph nodes reduced the severity of arthritis in a mouse CIA model.

Consistent with the findings above, in our preclinical studies, we have demonstrated that several of our Orai1-selective CRAC channel blockers are efficacious at reducing histopathology in a rat model of CIA. Thus, zegocractin (CM4620) and model compounds CM5480 and CM6325 when dosed orally once-daily at 25 mg/kg produced significant reductions in knee histopathology that averaged 61%, 76% and 71%, respectively. Data from a representative study with CM6325 is shown below. In this study, the reductions in knee histopathology scores corresponded with reductions in a pharmacodynamic measure of stimulated IL-2 release in an ex vivo blood assay.

Knee Histopathology
Sum of Histopathology Scores
15
10
5
0
0
3
10
25
Dose of CM6325 (mg/kg)
Ex Vivo PD Assay
Ex Vivo IL-2 Release in Blood
(Percent of Control)
100
75
50
25
0
0
3
10
25
Dose of CM6325 (mg/kg)

CM6325 produced significant and dose-related reductions in summed knee histopathology scores (composed of measures of inflammation, pannus formation, cartilage damage and bone resorption) in rat model of collagen-induced arthritis. Blood samples taken at the end of the study showed that a pharmacodynamic (PD) readout, stimulated IL-2 release, was also decreased by CM6325 in a significant and dose-related manner. *p < 0.05

We plan to submit an IND for CM6336 in rheumatoid arthritis in 2025.

Preclinical Study in Inflammatory Bowel Disease

Recent animal data indicates that CRAC channel inhibition by zegocractin (CM4620) may be effective in the treatment of inflammatory bowel disease, such as ulcerative colitis. In a preclinical study performed with scientists from Charite – University Medicine, Berlin and New York University Grossman School of Medicine, it was shown that zegocractin administered orally to mice every other day for a period of 30 days produced a significant reduction in intestinal inflammation in a model of ulcerative colitis. Consistent with the anti-inflammatory action of zegocractin, reductions in the frequencies of IFN-g, TNFα and IL-2 producing CD4 T cells were also observed in T cells isolated and stimulated ex vivo at the end of the study. These data, published in 2022 in the journal EMBO Molecular Medicine, suggest that zegocractin could be effective in treating patients with acute flares of inflammatory bowel disease.

Systemic administration of CM4620 (zegocractin) alleviates colon inflammation in mice. Histological sections of distal and proximal colon were scored for the presence of inflammatory cells (Colitis Score). CD4+ T cells were isolated from animals after treatment with vehicle or CM4620 and stimulated ex vivo with a phorbol ester (PMA) + ionomycin for 4 hours. Frequencies (%) of IFN-g, TNFα and IL-2 T cells were then determined.

Preclinical Study in Allergic Asthma

The effectiveness of zegocractin (CM4620) was compared in mouse models of asthmatic airway inflammation and influenza A virus infection to determine if inhibition of CRAC channels reduces asthmatic inflammation without interfering with the antiviral response. Researchers from New York University Grossman School of Medicine showed that in a model of allergic airway inflammation oral administration of zegocractin significantly lowered both peribronchiolar inflammation and lung mucus production. Conversely, there was no effect of zegocractin on lung viral load in a model of influenza A virus infection. These results indicate zegocractin may be an effective treatment for allergic asthma but will not decrease the anti-viral response to a viral infection. These data were published in the journal Science Advances in 2022.

CM4620 (zegocractin) reduces lung inflammation in a mouse model of allergic asthma but does not compromise adaptive immunity to influenza A virus infection. Lung sections from control and CM4620 treated asthmatic mice were stained with hematoxylin and eosin (H&E) or periodic acid- Schiff (PAS) to detect inflammation and mucus production, respectively. Influenza A virus (IAV) expression was quantified in lung by quantitative RT-PCR of RNA for nuclear segment 5 of IAV (a specific probe for IAV), and is presented as expression relative to the housekeeping gene Rpl32.

Preclinical Study in Traumatic Brain Injury

In a preclinical study performed with investigators at the San Francisco Veterans Affairs Hospital and UCSF, CM5480, a proprietary tool compound, was tested in a mouse model of traumatic brain injury in which animals were subjected to a controlled cortical impact with an automated impactor to induce brain injury. It was observed that treatment with CM5480 led to significant protection of mice from traumatic brain injury as determined by decreased lesion size, brain hemorrhage and improved neurological deficits with decreased microglial activation. This study was published in Journal of Neurotrauma in 2019.

We are conducting preclinical pharmacokinetic and IND-enabling toxicology studies on a number of product candidates from our portfolio in order to identify one that readily crosses the blood-brain barrier. We are evaluating these observations and our preclinical results and will consider whether to submit an IND in this indication in the future.

CM5480 (CM-EX-137) reduced injury in a traumatic brain injury model in mice.

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We intend to build a commercial infrastructure to support sales of our product candidates. We expect to manage sales, marketing and distribution through internal resources and third-party relationships. While we may commit significant financial and management resources to commercial activities, we will also consider collaborating with one or more pharmaceutical companies to enhance our commercial capabilities. As our future product candidates progress through our pipeline, our commercial plans may change. Clinical data, the size of the development programs, the size of our target markets, the size of a commercial infrastructure and manufacturing needs may all influence our commercialization strategies.

Manufacturing

We do not own or operate manufacturing facilities for the production of any of our future product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely, and expect to continue to rely for the foreseeable future, on contract manufacturing organizations (“CMOs”) for all our required raw materials, drug substance and drug product needs for preclinical research, clinical trials and initial commercialization. We do not have long-term agreements with any of these third parties. We also do not have any current contractual relationships for the manufacture of commercial supplies of any of our future product candidates and do not plan to enter into any until further into clinical development. If any of our products are approved by any regulatory agency, we intend to enter into agreements with a CMO and one or more back-up manufacturers for the commercial production of those products. Development and commercial quantities of any products that we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are conducting clinical research or seeking marketing approval.

Competition

The pharmaceutical and biotechnology industries are characterized by intense competition and rapid innovation. While we believe that our product candidates, as well as our development experience and scientific knowledge may provide significant advantages, relative to current approaches and therapies in the treatment of acute critical illnesses and chronic inflammatory and immunologic diseases, our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. We face potential competition from many different sources, including large multinational pharmaceutical companies, established biotechnology companies and specialty pharmaceutical companies, and universities and other research institutions. Many of these groups have materially greater financial, manufacturing, marketing, research and drug development resources than we do. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

We are a clinical-stage biopharmaceutical company focused on developing therapeutics that treat serious illnesses driven by inflammatory processes and direct cellular damage. The molecular targets we are addressing are CRAC channels, and our most advanced clinical candidate, Auxora, is in clinical trials for AP with accompanying SIRS, AIPT with AHRF. Other companies, including Daiichi-Sankyo Company, Limited, Rhizen Pharmaceuticals AG, PRCL Research, Inc., Vivreon Biosciences, LLC and ChemiCare srl, have CRAC channel inhibitors (including both small molecules and monoclonal antibodies) in clinical or preclinical development for various indications. Several of these have reached Phase 1 or Phase 2 clinical trials in indications we are not currently pursuing. Any of these companies could elect to re-direct their efforts and compounds to indications we are pursuing.

With respect to our lead indication, AP with accompanying SIRS, we are developing Auxora as a disease- modifying product candidate, whereas other treatments and approaches in clinical development focus on addressing symptoms or sequelae. These include various types of pain medications, anti-inflammatories, anti-coagulants, antibiotics, fluids and feeding regimens. Amryt Pharma Plc and Regeneron Pharmaceuticals, Inc. also have agents in development that seek to reduce the risk of subsequent attacks of AP after a sentinel attack (known as recurrent AP) due to a particular etiology (familial chylomicronemia syndrome (“FCS”)). FCS patients represent less than 2% of the AP population.

With respect to AIPT, there is currently no disease modifying treatment for patients who develop pancreatic toxicity as a result of asparaginase. The current SOC addresses symptoms like pain, the inability to eat, and infection.

With respect to our efforts in other acute critical illnesses with Auxora, there are a number of companies, particularly with anti-inflammatory technologies. In the area of AKI, most companies in the space are pursuing strategies to prevent AKI in high risk populations. There is one clinical trial on-going to treat AKI in the setting of sepsis. Currently, to our knowledge, there are no novel compounds in clinical development in the US that are being used to treat rather than prevent AKI. If, however, a strategy to prevent AKI were to be effective, the number of patients we are targeting for Auxora could decrease. In the area of respiratory failure and, specifically, COVID-19 pneumonia, there are a number of companies pursing anti-inflammatory approaches to treating these diseases. Currently, Roche’s tocilizumab, Imclone’s baricitinib, SOBI’s anakinra and dexamethasone are all approved under EUAs to treat severe COVID-19 pneumonia patients on oxygen. Sanofi’s sarilumab which has the same mechanism of action as tocilizumab has also been recommended for use in severe COVID-19 pneumonia by WHO. Some of these drugs as well as others currently in development for COVID-19 pneumonia may prove efficacious in broader respiratory failure, particularly respiratory failure caused by viral pneumonias.

Our commercial opportunity could be substantially limited in the event that our competitors develop and commercialize products that are more effective, safer, more convenient or cheaper than our product candidates. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of our product’s entry. We believe the competitive factors that will determine the success of our programs will be the efficacy, safety, pricing and reimbursement, and convenience of our future product candidates.

Intellectual Property

We have developed and continue to expand our patent portfolio for Auxora. As of December 31, 2023, we have issued patents and pending patent applications in the United States and other countries throughout the world directed to compositions of matter, various methods of use, formulations, and synthetic processes. For patents directed to compositions covering Auxora, we own four issued U.S. patents and 63 issued patents in the following jurisdictions: Argentina, Australia, Austria, Belgium, Bulgaria, Brazil, Canada, Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, Ireland, Israel, Italy, Japan, Luxembourg, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Spain, Sweden, Slovakia, Switzerland, Turkey, United Kingdom, Eurasian Patent Organization, and Taiwan. We also have one pending U.S. patent application and seven pending patent applications in the following jurisdictions: Japan, Canada, China, India, and Korea directed to compositions covering Auxora. Composition of matter patents for our drug compound portfolio have expirations ranging from 2031 to 2036 with Auxora and other pre-clinical drugs having world-wide composition of matter patents to 2036, not including any patent term adjustment or any patent term extension.

For patents and patent applications directed to methods of using Auxora for the treatment of AP, as of December 31, 2023, we own two issued U.S. patents and 33 issued patents in the following jurisdictions: China, Japan, Australia the Eurasian Patent Organization, Austria, Belgium, Bulgaria, Canada, Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Japan, Luxembourg, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Spain, Sweden, Slovakia, Switzerland, Turkey, United Kingdom, and Taiwan. We also own two U.S. patent applications, and thirteen pending patent applications in the following jurisdictions: Australia, Canada, China, Europe, Hong Kong, Japan, and Taiwan for other indications. These issued patents and any patents issuing from pending U.S. and ex-U.S. applications are expected to expire between 2031-2041, not including any patent term adjustment or any patent term extension. We have also filed one international application directed to using a subject’s P/F ratio (the ratio of arterial oxygen pressure to fractional inspired oxygen) as a biomarker when treating acute lung injury and acute respiratory distress syndrome with Auxora. Any patents ultimately issuing from this international application are expected to expire around 2043, not including any patent term adjustment or patent term extension.

Additionally, we jointly own one issued U.S. patent, 13 issued patents in the following jurisdictions: Australia, Germany, France, United Kingdom, Belgium, Switzerland, Denmark, Ireland, Italy, Luxembourg, Netherlands, Sweden, and Japan directed to treatment for stroke and traumatic brain injury. These patents and any patents issuing from applications are expected to expire around 2036, not including any patent term adjustment or patent term extension. Also, we have filed one provisional application directed to treatment of non-alcoholic fatty liver disease using Auxora. Any patents ultimately issuing from this provisional application are expected to expire around 2044, not including any patent term adjustment or patent term extension.

Moreover, for patent protection directed to formulations and crystalline forms of Auxora, we have filed one U.S. patent application, one granted in China, one granted patent in Mexico, and seven pending applications in the following jurisdictions: Australia, Brazil, Canada, Europe, Japan, Korea, and Mexico. Any patents that ultimately issue from these patent applications are expected to expire around 2038, not including any patent term adjustment or patent term extension.

With respect to synthetic processes of Auxora, we have filed two U.S. patent applications, and pending applications in the following jurisdictions: Canada, China, Europe, India, Japan, and Korea. Any patents ultimately issuing from these PCT applications are expected to expire around 2040, not including any patent term adjustment or any patent term extension.

Beyond patent coverage for Auxora, we have 18 issued U.S. patents and 6 issued ex-U.S. patents directed to CRAC channel inhibitors and their uses.

In addition to patent protection, we rely on trade secret protection and know-how to expand our proprietary position around our chemistry, technology, and other discoveries and inventions that we consider important to our business.

Government Regulation and Product Approval

As a pharmaceutical company that operates in the United States, we are subject to extensive regulation. Government authorities in the United States (at the federal, state and local level) and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products such as those we are developing.

Product candidates that we develop must be approved by the FDA, before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in a foreign country. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in Europe are addressed in a centralized way, but country-specific regulation remains essential in many respects.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (“FDCA”), and its implementing regulations. A new drug must be approved by the FDA pursuant to a new drug application (“NDA”) before it may be legally marketed in the United States. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, and local statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. Sanctions brought by the FDA and the Department of Justice (“DOJ”), or other governmental entities, could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies in accordance with applicable regulations, including the FDA’s Good Laboratory Practice (“GLP”) regulations and other applicable regulations;
•
submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•
approval by an independent institutional review board (“IRB”) at each clinical site before each trial may be initiated;
•
preparation of clinical trial material in accordance with current Good Manufacturing Practices (“cGMPs”);
•
performance of adequate and well-controlled human clinical trials in accordance with applicable regulations, including the FDA’s good clinical practice (“GCP”) regulations to establish the safety and efficacy of the proposed drug for its proposed indication;
•
submission to the FDA of an NDA, including payment of application user fees, after completion of all pivotal trials, and which provides substantive evidence of the products’ candidates safety and efficacy from results of nonclinical testing and clinical trials;
•
a determination by the FDA within 60 days of its receipt of an NDA that the application is sufficiently complete to permit a substantive review, in which case the NDA is filed for review;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with the FDA’s cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•
potential FDA audit of the preclinical and/or clinical trial sites that generated the data in support of the NDA to assess compliance with GCP regulations and data integrity, among other things;
•
satisfactory completion of an FDA advisory committee review, if applicable; and
•
FDA review and approval of the NDA, including consideration of the views on the FDA advisory committee, if one was involved, prior to any commercial marketing or sale of the drug in the United States.

Before testing any compound with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies, to assess the potential safety and activity of the drug candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is an exemption from the FDCA that allows an unapproved product to be shipped in interstate commerce for use in an investigational clinical trial and a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human trials. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the

IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose complete or partial clinical holds on an IND for a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Submission of a study protocol, therefore, may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the drug candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include the requirement that all research participants provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

Information related to the investigational product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the U.S. registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1. The drug candidate is initially introduced into healthy human participants and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion, and the side effects associated with increasing doses and if possible, to gain early evidence of effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
•
Phase 2. The drug candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases or conditions and to determine dosage tolerance, optimal dosage and dosing schedule. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•
Phase 3. The drug candidate is administered to an expanded patient population to further evaluate dosage and clinical efficacy at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall benefit/risk ratio of the product and provide an adequate basis for product approval. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA.

Post-approval studies, or Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected AEs or any finding from tests in laboratory animals that suggests a significant risk for human participants. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research participants or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

There are also various laws and regulations regarding laboratory practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with the research. In each of these areas, the FDA and other regulatory authorities have broad regulatory and enforcement powers, including the ability to levy fines and civil penalties.

U.S. Review and Approval Processes

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug candidate, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. Data may come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product to the satisfaction of the FDA. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances.

In addition, the PREA requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors are required to submit PSPs to the agency for review within sixty days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 clinical trial. The FDA and the sponsor must reach an agreement on the PSP although a sponsor can submit amendments to an agreed upon PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials or other clinical development programs. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data need to be collected before the pediatric clinical trials begin. Unless otherwise required by regulation, the Pediatric Research Equity Act does not apply to any drug for an indication for which orphan designation has been granted. However, if only one indication for a product has orphan designation, a pediatric assessment may still be required for any applications to market that same product for the non-orphan indication(s).

The FDA reviews all NDAs submitted to determine if they are substantially complete before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. The FDA may refuse to file any NDA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the NDA must be resubmitted with the additional information. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the PDUFA guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted. The current review goal for priority NDAs for new-molecular entities is six months from the filing date, or eight months from the date of receipt in light of the 60-day filing period. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes independent clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions and typically follows the advisory committee’s recommendations.

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical sites to assure that the clinical trial was conducted in compliance with IND study requirements and GCP requirements by each of the entities involved in the clinical trials, including clinical investigators and any third- party CROs. After the FDA evaluates the application, manufacturing process and manufacturing facilities, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data and/or (an) additional pivotal Phase 3 clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. For example, the FDA may require Phase 4 testing, which involves clinical trials designed to further assess a drug safety and effectiveness, and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized; the FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. The FDA may also determine that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS during the application review process; the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States or, if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity.

Expedited Development and Review Programs and Accelerated Approval

The FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a NDA is submitted, the product candidate may be eligible for priority review. With regard to a fast track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to the FDA for approval, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review. A product is eligible for priority review if it is designed to treat a serious condition, and if approved, would provide a significant improvement in the treatment, diagnosis or prevention of a serious condition compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months of the filing date for review of new molecular entity NDAs under its current PDUFA review goals.

In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life- threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to verify the predicted clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required clinical trials, or if such trials fail to verify the predicted clinical benefit. In addition, the FDA requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

A sponsor may seek FDA designation of a drug candidate as a “breakthrough therapy” if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough therapy designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. The FDA must take certain actions with respect to breakthrough therapies, such as holding timely meetings and providing advice to the product sponsor, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Fast track designation, priority review, accelerated approval, and breakthrough therapy designation do not change the standards for approval but may expedite the development, review, or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. In addition, such designations or shortened review periods may not provide a material commercial advantage.

Post-Approval Requirements

Any drug products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products.

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long term stability of the drug product. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical studies to assess new safety risks, or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
fines, warning letters, or untitled letters;
•
clinical holds on clinical studies;

•
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
•
product seizure or detention, or refusal to permit the import or export of products;
•
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•
mandated modification of promotional materials and labeling and the issuance of corrective information;
•
the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•
injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of drug products, including promotional activities involving the internet and industry-sponsored educational activities. A company can make only those claims relating to safety and efficacy that are approved by the FDA and in accordance with the approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion by manufacturers of uses or patient populations that are not described in the product’s approved labeling (known as “off label uses”). Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labeling.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”) which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of wholesale drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Most recently, the Drug Supply Chain Security Act (“DSCSA”) was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10 year period that is expected to culminate in November 2023.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents, if granted, may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years, as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent.

The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

In addition, the Hatch-Waxman Amendments to the FDCA authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute and also enacted Section 505(b)(2) of the FDCA. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application (“ANDA”), to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing conducted for a drug product previously approved under an NDA, known as the reference listed drug (“RLD”). Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. In contrast, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. A Section 505(b)(2) applicant may eliminate the need to conduct certain preclinical or clinical studies, if it can establish that reliance on studies conducted for a previously-approved product is scientifically appropriate. Unlike the ANDA pathway used by developers of bioequivalent versions of innovator drugs, which does not allow applicants to submit new clinical data other than bioavailability or bioequivalence data, the 505(b)(2) regulatory pathway does not preclude the possibility that a follow-on applicant would need to conduct additional clinical trials or nonclinical studies; for example, they may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness. The FDA may then approve the new product for all or some of the label indications for which the RLD has been approved, or for any new indication sought by the Section 505(b)(2) applicant, as applicable Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve an ANDA or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the RLD or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the RLD holder. The FDCA also provides three years of marketing exclusivity for an NDA, or a supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA filed under section 505(b)(1) of the FDCA. However, an applicant submitting a full NDA would be required to either conduct or obtain a right of reference to all of the preclinical studies and adequate and well- controlled clinical trials necessary to demonstrate safety and effectiveness.

Orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances. Pediatric exclusivity is another type of non-patent market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

Federal and State Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations

In addition to FDA restrictions on marketing of pharmaceutical products, federal and state healthcare laws and regulations restrict business practices in the biopharmaceutical industry. These laws may impact, among other things, our current and future business operations, including our clinical research activities, and proposed sales, marketing and education programs and may constrain the business or financial arrangements and relationships with healthcare providers and other parties through which we market, sell and distribute our products for which we obtain marketing approval. These laws include anti-kickback and false claims laws and regulations, data privacy and security, and transparency laws and regulations, including, without limitation, those laws described below.

The U.S. federal Anti-Kickback Statute prohibits any person or entity from, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The U.S. federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor.

A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil FCA or the civil monetary penalties laws.

Federal civil and criminal false claims laws and civil monetary penalties laws, including the federal civil FCA, prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. Actions under these laws may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. A claim includes “any request or demand” for money or property presented to the U.S. government.

Pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product and for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses.

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) also created new federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, impose specified requirements on certain types of individuals and entities, including covered entities, business associates and their covered subcontractors, relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities, which include certain healthcare providers, healthcare clearinghouses and health plans, that create, receive, maintain or transmit individually identifiable health information in connection with providing a service for or on behalf of a covered entity as well as their covered subcontractors. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which are not pre-empted by HIPAA, differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) annually report information related to certain payments or other transfers of value made or distributed to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

We may also be subject to state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing, and state and local laws that require the registration of pharmaceutical sales representatives.

In addition, certain states require, the registration of manufacturers and wholesale distributors of pharmaceutical products. All of our activities are also potentially subject to federal and state consumer protection and unfair competition laws.

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti- fraud and abuse laws, implementation of corporate compliance programs, reporting of payments or transfers of value to healthcare professionals, and additional data privacy and security requirements.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we or our collaborators obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such drug products.

In the United States, third-party payors include federal and state healthcare programs, government authorities, private managed care providers, private health insurers and other organizations. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy. Such payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. We or our collaborators may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Nonetheless, our product candidates may not be considered medically necessary or cost-effective. Moreover, the process for determining whether a third-party payor will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such a payor will pay for the drug product. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. As a result, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

If we elect to participate in certain governmental programs, we may be required to participate in discount and rebate programs, which may result in prices for our future products that will likely be lower than the prices we might otherwise obtain. For example, drug manufacturers participating under the Medicaid Drug Rebate Program must pay rebates on prescription drugs to state Medicaid programs.

Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular drug candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any product candidates for which we or our collaborators receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act (“Cures Act”) was signed into law. The Cures Act, among other things, was intended to modernize the regulation of drugs and devices and to spur innovation. Legislative proposals continue to be discussed in the U.S. Congress as potentially leading to a future “Cures 2.0” bill that is expected to have bipartisan support. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug product provisions. The legislative reauthorization was completed in 2022, which reauthorized four of the largest FDA user fee programs for next five-year cycle. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

In addition, a primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors in the United States have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other healthcare funding and applying new payment methodologies. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively “Affordable Care Act”), was enacted, which substantially changed the way healthcare is financed by both the government and private insurers, and continues to significantly impact the U.S. pharmaceutical industry.

As another example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive healthcare provisions and amendments to existing laws, including a requirement that all manufacturers of drugs and biological products covered under Medicare Part B report the product’s average sales price to the Department of Health and Human Services (“HHS”) beginning on January 1, 2022, subject to enforcement via civil money penalties.

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act since its enactment, and it is possible that there will be additional challenges and amendments to the Affordable Care Act in the future. For example, the Tax Act repealed penalties, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, commonly referred to as the “individual mandate.” Following several years of litigation in the federal courts, in June 2021 the U.S. Supreme Court upheld the Affordable Care Act when it dismissed a legal challenge on procedural grounds to the Affordable Care Act’s constitutionality following the legislative repeal of the individual mandate. Prior to the Supreme Court’s decision, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to additional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act, our business, or financial condition.

Other legislative changes have also been proposed and adopted in the United States since the Affordable Care Act was enacted that affect health care expenditures. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect until 2032, unless additional Congressional action is taken.

There has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which has resulted in several Congressional inquiries, presidential executive orders and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

At the federal level, in July 2021, President Biden issued a sweeping executive order on promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and healthcare insurance industries. Among other things, the executive order directs the FDA to work towards implement a system for importing drugs from Canada (following on a Trump administration notice-and-comment rulemaking on Canadian drug importation that was finalized in October 2020). On January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (“SIP”) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. The Biden order includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry. In response to President Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action. We anticipate that such new laws will result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations. Additionally, health reform initiatives may arise in the future.

Privacy and Security Laws

In the United States and in addition to federal laws described above, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For instance, California recently enacted the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020. The CCPA creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to access and delete their personal data, opt out of certain personal data sharing, and receive detailed information about how their personal data is used. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Further, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters on November 3, 2020 and went effective on January 1, 2023. The CPRA modifies significantly the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Both the CCPA and CPRA could impact our business activities depending on how they are interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information. Other states have begun enacting their own laws similar to the CCPA, and to date both the Virginia and Colorado legislatures have passed such sweeping measures.

We also are or will become subject to applicable data protection laws in the jurisdictions in which we are established or in which we sell or market our products or run clinical trials. For example, if we conduct EU-based clinical trials, we will be subject to the General Data Protection Regulation (“GDPR”) in relation to our collection, control, processing and other use of personal data of data participants within the European Economic Area (“EEA”) (i.e., data relating to an identifiable living individual). The GDPR is directly applicable in each EU and EEA Member State, however, it provides that EU and EEA Member States may introduce further conditions, including limitations which could limit our ability to collect, use and share personal data (including health and medical information), or could cause our compliance costs to increase, ultimately having an adverse impact on our business. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing activities and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data participants (in a concise, intelligible and easily accessible form) how their personal data is to be used, imposes limitations on retention of personal data; defines for the first time pseudonymized (i.e., key-coded) data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. If in the future we conducted clinical trials in the EU we would be subject to EU rules with respect to cross-border transfers of personal data out of the EU and EEA. We would be subject to the supervision of local data protection authorities in those EU jurisdictions where we conduct our trials or are otherwise subject to the GDPR. Fines for certain breaches of the GDPR are significant: up to the greater of €20 million or 4% of total global annual turnover. In addition to the foregoing, a breach of the GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, or potential civil claims including class action type litigation.

In addition, the GDPR includes restrictions on cross-border data transfers. Certain aspects of cross-border data transfers under the GDPR are uncertain as the result of legal proceedings in the EU, including a recent decision by the Court of Justice for the EU that invalidated the EU-U.S. Privacy Shield and, to some extent, called into question the efficacy and legality of using standard contract clauses. This may increase the complexity of transferring personal data across borders. The GDPR will increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Switzerland has adopted similar restrictions under the DPA. Although there are legal mechanisms to allow for the transfer of personal data from the EEA to the United States, they are subject to legal challenges and uncertainty about compliance with EU data protection laws remains. There are similar uncertainties around data transfers to and from the United Kingdom following its departure from the EU and the end of the transition period.

Further, the vote in the United Kingdom in favor of exiting the EU, referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. Specifically, while the Data Protection Act of 2018, which “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, aspects of data protection in the United Kingdom, such as the transfer of data from the EEA to the United Kingdom, remain uncertain. Beginning in 2021, the United Kingdom became a “third country” under the GDPR.

The U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”) prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Importantly, United States authorities that enforce the FCPA, including the Department of Justice, deem most healthcare professionals and other employees of foreign hospitals, clinics, research facilities and medical schools in countries with public health care or public education systems to be “foreign officials” under the FCPA. We also may be implicated under the FCPA for activities by our partners, collaborators, contract research organizations, vendors or other agents. If and when we interact with foreign healthcare professionals and researchers in testing and marketing our products abroad, we must have policies and procedures in place sufficient to prevent us and agents acting on our behalf from providing any bribe, gift or gratuity, including excessive or lavish meals, travel or entertainment in connection with marketing our products and services or securing required permits and approvals such as those needed to initiate clinical trials in foreign jurisdictions.

Europe/Rest of World Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we or our potential collaborators obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of an application for a clinical trial authorization (“CTA”) much like the IND prior to the commencement of human clinical trials. In the EU, for example, a CTA must be submitted to each country’s national health authority and an application made to an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements and a favorable ethics committee opinion has been issued, clinical trial development may proceed.

Following the United Kingdom’s departure from the EU on January 31, 2020, the United Kingdom followed the same regulations as the EU until the end of 2020, during the so-called Transition Period. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”) is the United Kingdom’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales, and Scotland, together, Great Britain (“GB”); broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA. The MHRA has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now that the Transition Period is over, which will be updated as the United Kingdom’s regulatory position on medicinal products evolves over time. The guidance includes clinical trials, marketing authorizations, importing, exporting, and pharmacovigilance and is relevant to any business involved in the research, development, or commercialization of medicines in the United Kingdom.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational drug under EU regulatory systems, we must submit a marketing authorization application either under the so-called centralized or national authorization procedures.

Centralized procedure. The centralized procedure provides for the grant of a single marketing authorization by the European Commission following a favorable opinion by the EMA that is valid in all EU member states, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases, other immune dysfunctions and viral diseases. The centralized procedure is optional for other products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health or which contain a new active substance for indications other than those specified to be compulsory.

National authorization procedures. There are also two other possible routes to authorize medicinal products in several EU countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:

•
Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorizations in more than one EU Member State of medicinal products that have not yet been authorized in any EU Member State and that do not fall within the mandatory scope of the centralized procedure.

•
Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

The EMA grants orphan drug designation to promote the development of products for the treatment, prevention or diagnosis of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU. In addition, orphan drug designation can be granted if the drug is intended for a life threatening or chronically debilitating condition in the EU and without incentives it is unlikely that sales of the drug in the EU would be sufficient to justify the investment required to develop the drug. Orphan drug designation is only available if there is no other satisfactory method approved in the EU of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. Orphan drug designation provides opportunities for free or reduced-fee protocol assistance, fee reductions for marketing authorization applications and other post-authorization activities and ten years of market exclusivity following drug approval, which can be extended to 12 years if trials are conducted in accordance with an agreed-upon pediatric investigational plan. The exclusivity period may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we or our potential collaborators fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Facilities

Our corporate headquarters are located in La Jolla, California, where we lease approximately 2,850 square feet of office and laboratory space pursuant to a lease agreement. We believe that our existing facilities are adequate for the foreseeable future. As we expand, we believe that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

Employees and Human Capital Resources

As of December 31, 2023, we had 14 full-time employees, seven of whom were primarily engaged in research and development activities. A total of four employees have an M.D., Ph.D. or Pharm.D. degree. Most of our employees are located in La Jolla, California. None of our employees are represented by a labor union, and we consider our employee relations to be good. We also engage various consultants that are primarily engaged in research and development activities.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Corporate Information

We originally formed in May 2011 as Graybug, LLC, which was converted into a corporation in February 2015. Our corporate headquarters are located at 505 Coast Boulevard South, Suite 307, La Jolla, CA 92037, and our telephone number is (858) 952-5500. Our corporate website address is https://calcimedica.com/. Information contained on, or accessible through, our website shall not be deemed incorporated into and is not a part of this Annual Report on Form 10-K. Our periodic and current reports are available on our website, free of charge, as soon as reasonably practicable after filing. We may use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures will be included under the Investor Relations section of our website at ir.calcimedica.com. We have included our website in this Annual Report on Form 10-K solely as an inactive textual reference.

On March 20, 2023, Graybug, now known as CalciMedica, Inc., completed the Merger with Private CalciMedica, in accordance with the terms of the Merger Agreement, whereby Merger Sub merged into Private CalciMedica, with Private CalciMedica surviving as Graybug’s wholly owned subsidiary. Pursuant to the Merger Agreement, Graybug changed its name to CalciMedica, Inc.

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

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and assess our future viability. We commenced operations in October 2006, have no products approved for commercial sale and have never generated any revenue. We have devoted substantially all of our resources to organizing and staffing our company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, developing our product candidates, undertaking research and development activities, and providing general and administrative support for these operations. We are conducting several clinical trials and preclinical studies for our lead product candidate, Auxora, which is currently in a Phase 2b clinical trial in AP and accompanying SIRS, an ongoing Phase 1/2 clinical trial for which the first cohort in pediatric patients with AIPT as a side effect of pediatric acute lymphoblastic leukemia treatment with asparaginase has completed, a Phase 2 trial in COVID-19 pneumonia patients with ARDS which has been completed and may inform the further development of Auxora for patients with AHRF and/or ARDS with a broad range of etiologies, and a Phase 2 clinical trial in AKI which we plan to initiate in the second quarter of 2024.

Our other pipeline programs, which include new product candidates, are in preclinical development. We have incurred net losses each year since our inception. As of December 31, 2023, we had an accumulated deficit of $146.1 million and a net loss of $34.4 million for the year ended December 31, 2023. We expect that it will be several years, if ever, before we have a product candidate ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We will need to obtain substantial additional funding to complete the development and any commercialization of our product candidates. If we are unable to raise this capital when needed, on acceptable terms, or at all, we may be forced to delay, reduce or eliminate the development of our product candidates or other operations.

Since we commenced operations in October 2006, we have primarily financed our operations through private placements of our preferred stock, convertible promissory notes and common stock and through the Merger with Graybug. We have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially for the foreseeable future. The development of drug product candidates is highly capital intensive. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory and quality capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of December 31, 2023, we had $11.2 million in cash, cash equivalents and short-term investments. Based on our current operating plans, we believe our existing resources, including the funds from a private placement which had closings in January and February of 2024, will be sufficient to fund our operations into the second half of 2025 and will allow us to fund the advancement of Auxora in AP, AIPT, and AKI through clinical milestones in 2024 and the first half of 2025. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, nor will it be sufficient to pursue additional indications for Auxora like AHRF, nor will it be sufficient to fund clinical trials on other product candidates in our portfolio aside from Auxora, and we will need to raise substantial additional capital to complete the development and any commercialization of our product candidates.

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

•
the impacts of the ongoing conflicts between Ukraine and Russia and in the Middle East and potential future bank failures; and
•
the costs of operating as a public company.

Because we do not expect to generate revenue from product candidate sales for many years, if at all, we will need to obtain substantial additional funding in connection with our continuing operations and expected increases in expenses. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The impacts of the ongoing conflicts between Ukraine and Russia and in the Middle East and potential future bank failures on capital markets may affect the availability, amount and type of financing available to us in the future. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Attempting to secure additional financing may also divert our management from our day-to-day activities, which may impair or delay our ability to develop our proprietary platform. In addition, demands on our cash resources may change as a result of many factors currently unknown to us including, but not limited to, any unforeseen costs we may incur as a result of preclinical study or clinical trial delays, or disruptions in the manufacturing of our product candidates, due to the ongoing conflicts between Ukraine and Russia and in the Middle East, potential future bank failures or other causes, and we may need to seek additional funds sooner than planned. If we are unable to obtain funding on a timely basis or at all, we may be required to significantly curtail or stop one or more of our research or development programs.

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

We are seeking to identify and develop a broad pipeline of product candidates using our proprietary CRAC channel inhibitor science to address acute critical illness and chronic inflammatory and immunologic diseases where there are no effective therapies. Our lead product candidate, Auxora, is currently in Phase 2 clinical development and we have only completed one randomized, blinded placebo-controlled trial with Auxora to date. We are not aware of any FDA approved therapeutics utilizing similar technology. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our proprietary CRAC channel inhibition science is both preliminary and limited. Additionally, there are no drugs currently approved for the treatment of AP and as a result the FDA has not established the endpoints that will be required for approval in this indication. As a result, we are exposed to a number of unforeseen risks and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates.

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

Our future success is dependent on our ability to complete clinical trials in a timely and successful manner and obtain marketing approval for and successfully commercialize Auxora, our lead product candidate. We are investing the majority of our efforts and financial resources in the research and development of Auxora for multiple indications. Auxora is currently in several studies: an ongoing Phase 2b clinical trial in AP and accompanying SIRS; an ongoing Phase 1/2 clinical trial, for which the first cohort, in pediatric patients with AIPT as a side effect of pediatric acute lymphoblastic leukemia treatment with asparaginase has completed; a Phase 2 trial, in COVID-19 pneumonia patients with ARDS which has completed and may inform the design of clinical development in AHRS and/or ARDS due to a broad range of etiologies; and a Phase 2 trial in AKI expected to be initiated in the second quarter of 2024. We also have additional preclinical product candidates that will need to progress through IND application enabling studies prior to clinical development. None of our product candidates have advanced into a late-stage or pivotal trials for the indications for which we are pursuing development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.

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

The results of preclinical studies and early clinical candidates, even those with the same or similar mechanisms of action, may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. While we have previously received results, some preliminary, from one randomized, blinded placebo-controlled trial, one small blinded randomized SOC controlled trial, one small randomized open-label placebo-controlled trial, and one small open-label single site trial, we do not know how Auxora will perform in the ongoing Phase 2 clinical trials or in future clinical trials with larger sample sizes. Results of clinical trials with smaller sample sizes, such as our completed SOC-controlled Phase 2a clinical trial of Auxora in 21 patients with AP and accompanying SIRS plus hypoxemia, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. In general, clinical trial failure may result from a multitude of factors including flaws in trial design, dose selection, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

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
•
we have expanded to and plan to conduct a significant portion of our ongoing CARPO trial in India and, to the extent that we conduct clinical trials in foreign countries, the failure of enrolled subjects in foreign countries to adhere to clinical protocol as a result of differences in SOC, provision of healthcare services or cultural customs;
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

We have expanded to and plan to conduct a significant portion of our ongoing CARPO trial in India, and regulatory authorities may not accept data from such trial or any future clinical trials we conduct outside the United States or the applicable foreign jurisdiction.

We have expanded to and plan to conduct a significant portion of our ongoing CARPO trial in India. The acceptance of trial data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable non-U.S. regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from non-U.S. clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of non-U.S. data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many non-U.S. regulatory authorities have similar approval requirements. In addition, such non-U.S. trials would be subject to the applicable local laws of the non-U.S. jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable non-U.S. regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable non-U.S. regulatory authority does not accept such data or believes that additional data is necessary to supplement such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

As we continue developing Auxora and initiate clinical trials of our additional product candidates, SAEs, undesirable side effects, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk- benefit perspective or in which efficacy is more pronounced or durable.

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

Similarly, in the European Union, the European Commission grants orphan drug designation after receiving the opinion of the EMA Committee for Orphan Medicinal Products on an orphan drug designation application. Orphan drug designation is intended to promote the development of drugs that are (1) intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (2) either (a) affecting not more than five in 10,000 persons in Europe, or (b) when, without incentives, it is unlikely that sales of the drug in Europe would be sufficient to justify the necessary investment in developing the drug; and (3) for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or if such a method exists, the product will be of significant benefit to those affected by the condition). In Europe, orphan drug designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor. We have received orphan drug designation for Auxora for the treatment of AP in the European Union, and we may receive orphan drug designation for other product candidates in the future; however, we may not experience a faster development process, review or approval compared to conventional approval timelines, and the European Commission and EMA may still decline to approve Auxora or our other designated product candidates. The European Commission and EMA may rescind the orphan drug designation if it believes that the designation is no longer supported by data from our clinical development program or for any other reason.

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

We may in the future seek an accelerated approval for our one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that such product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verity and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

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
•
such authorities may not agree that the data collected from clinical trials of our product candidates are acceptable or sufficient to support the submission of an application for regulatory approval or other submissions or to obtain regulatory approval in the United States or elsewhere and such authorities may impose requirements for additional preclinical studies or clinical trials;
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

We do not have any manufacturing facilities. We produce in our laboratory relatively small quantities of product for evaluation in our research programs. We rely on third parties for the manufacture of most of our product candidates for preclinical testing and all of our product candidates for clinical testing and we will continue to rely on such third parties for commercial manufacture if any of our product candidates are approved. We currently have limited manufacturing arrangements for preclinical and clinical trial materials for each of our product candidates, including Auxora, and one component of the latter is provided by a single source supplier in China, and will continue to be for the intermediate future. In addition, our single source supplier in China and any other foreign suppliers we may utilize in the future may be subject to U.S. legislation, including the proposed BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements, which may limit, delay, prevent or impair our ability to obtain preclinical and clinical trial materials for our product candidates. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

Furthermore, all entities involved in the preparation of product candidates for clinical trials or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with cGMP requirements. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of an NDA on a timely basis and must adhere to the FDA’s GLP regulations and cGMP regulations enforced by the FDA through its facilities inspection program. Comparable foreign regulatory authorities may require compliance with similar requirements. Our facilities and quality systems, and those of our third-party contract manufacturers, must pass a pre-approval inspection for compliance with the applicable regulations as a condition of marketing approval of our product candidates. We do not control the manufacturing activities of, and are completely dependent on, our contract manufacturers for compliance with cGMP regulations, although the FDA will hold us responsible for any such non-compliance with respect to our product candidates and any future approved products.

In the event that any of our contracted third parties fails to comply with such requirements or to perform their obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, including due to the ongoing conflicts between Ukraine and Russia and in the Middle East or other geopolitical or macroeconomic, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on commercially reasonable terms, if at all. In particular, any replacement of a third-party contractor could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture a certain aspect of our product candidates may be unique or proprietary to the third-party performing such process and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. In addition, certain of our product candidates and our own proprietary methods have never been produced or implemented outside of our company, and we may therefore experience delays to our development programs if we attempt to establish new third-party arrangements for these product candidates or methods. If we are required to or voluntarily change a third-party contractor for any reason, we will be required to verify that the new third party maintains facilities, processes and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

Our Chief Executive Officer and member of our Board of Directors, Dr. Leheny, and our Chief Business Officer and member of our Board of Directors, Mr. Roberts, are the co-founders of Valence Life Sciences (“Valence”), are employed as managing directors of Valence and beneficially own the shares of the company held by Valence. Entities affiliated with Valence together with Dr. Leheny and Mr. Roberts beneficially owned approximately 14.3% of our common stock as of March 21, 2024. Although we expect that each of Dr. Leheny and Mr. Roberts will devote on average at least 40 hours per week to our company and remain highly active in our management, they will also continue to devote time to Valence. Because Dr. Leheny and Mr. Roberts are not required to work exclusively for us, their attention to other activities could slow our operations, which could adversely affect our business. In addition, although we do not believe Valence currently has any investments that conflict with our interests, in the future Valence may invest in companies that may compete with us for business opportunities or develop products that are competitive with ours. As a result, Dr. Leheny’s and Mr. Roberts’ interests may not be aligned with the interests of our other stockholders, and they may from time to time be incentivized to take certain actions that benefit their other interests and that our other stockholders do not view as being in their interest as investors in our company.

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2023, we employed 14 full-time employees, seven of whom were primarily engaged in research and development activities. We also engage various consultants that are primarily engaged in research and development activities. As we advance our research and development programs, we may be required to further increase the number of our employees, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Failure to comply with applicable data protection laws, regulations, and other obligations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and mass arbitration demands, and/or adverse publicity and could negatively affect our operating results and business.

We and any potential collaborators may be subject to federal, state, and foreign data protection laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations that address privacy and data security. In the United States, numerous federal, state, and local laws and regulations, including federal and state health information privacy laws, state data breach notification laws, personal data protection laws, federal, state, and local consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws that govern the collection, use, disclosure, and protection of health-related and other personal data could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under federal HIPAA, as amended by the HITECH. Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use, or disclose individually identifiable protected information provided by a HIPAA-covered entity or business associate in a manner that is not authorized or permitted by HIPAA.

Additionally, new privacy rules are being enacted in the United States and globally, and existing ones are being updated and strengthened. For example, the CCPA requires covered companies to provide certain disclosures to California consumers (including business representatives and employees who are California residents) and provide such consumers data protection and privacy rights, including the ability to opt-out of certain sales or sharing of personal data. The CCPA provides for administrative penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal data. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CPRA expanded the CCPA’s requirements, including by adding a new right for consumers to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Moreover, other states such as Virginia and Colorado, have enacted data protection laws, and similar laws are being considered in several other states, as well as at the federal and local levels. Although these laws may exempt some data processed in the context of clinical trials, these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products and services involving data are offered, all of which may harm our business, financial condition, results of operations and prospects.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework that may also apply to health-related and other personal data obtained outside of the United States. For example, the EU and the United Kingdom have adopted the General Data Protection Regulation (“EU GDPR” and “UK GDPR,” respectively), which imposes strict requirements for processing the personal data of individuals within the EEA and the United Kingdom. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to 20 million euros, 17.5 million pounds sterling under the UK GDPR, or in each case, up to 4% of the annual global revenue of the noncompliant company, whichever is greater, as well as private litigation related to the processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data.

Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the United Kingdom’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA or the United Kingdom to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and United Kingdom to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition, the new India Digital Personal Data Protection Act 2023 (“DPDP”) is likely to come into force in 2024. Like the GDPR, the DPDP has extra-territorial reach and failure to comply with the DPDP may lead to substantial fines. A significant portion of our ongoing CARPO trial is being conducted in India and we and certain third parties upon which we rely will be subject to the DPDP when it becomes effective.

Failure by us or third parties upon which we rely to comply with U.S. and international data protection laws, regulations, and other obligations could result in significant consequences, including without limitation government enforcement actions (which could include investigations, civil or criminal penalties, audits inspections), private litigation or mass arbitration demands, additional reporting requirements or oversight, bans on processing personal data, data breach reporting requirements and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Our information technology systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could result in a material disruption of our product candidates’ development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal data, including health-related information).

As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, which could result in material adverse impacts to our business, including the theft of our intellectual property, have increased in frequency and sophistication. Despite our implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our information technology systems and those of our third-party CROs and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, sophisticated nation-state and nation-state supported actors, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering attacks, malicious code, credential stuffing attacks, credential harvesting, supply-chain attacks, software bugs, and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our or our third party partners’ system infrastructure or lead to data leakage. For example, we have experienced phishing attacks in the past and we may be a target of phishing attacks or other cyber-attacks in the future. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications (or those of our third-party partners), or inappropriate disclosure of confidential information, we could incur liability and reputational damage and the further development and commercialization of our product candidates could be delayed.

We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party contractors who have access to our confidential information. We rely on these third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

While we invest in our information security systems, we cannot assure you that our data protection efforts and our investment in information technology will prevent breakdowns, data leakages, breaches in our systems or other cyber incidents that could have an adverse effect upon our reputation, business, financial condition, results or operations and prospects. We may not be successful in preventing or detecting cyber-attacks or mitigating their effects, or we may be perceived as having failed to do so. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Unremediated high risk or critical vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. For example, if a cyber-attack were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Furthermore, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal data), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal data, including personal data regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal data, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

As of December 31, 2023, we had federal and state net operating loss (“NOL”) carryforwards of approximately $278.7 million and $103.5 million, respectively. $74.6 million of our federal NOLs were generated prior to 2018 and will begin to expire in 2026, unless previously utilized, but may be used to offset up to 100% of future taxable income before expiration. Under current law, our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax law. We also have federal and state research and development credit carryforwards totaling $12.4 million and $2.4 million, respectively. The federal research and development credit carryforwards will begin to expire in 2027, unless previously utilized. The state research and development credits do not expire.

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries, presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. Moreover, in July 2021, President Biden issued a sweeping executive order on promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and healthcare insurance industries. Among other things, the executive order includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry. The executive order also directs the FDA to work towards implementing a system for importing drugs from Canada (following on a Trump administration notice-and-comment rulemaking on Canadian drug importation that was finalized in October 2020). On January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (“SIP”) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. In response to President Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29,2023 HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs as implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

In the European Union, coverage and reimbursement status of any product candidates for which we obtain regulatory approval are provided for by the national laws of member states. The requirements may differ across the EU member states. Also, at national level, actions have been taken to enact transparency and anti-gift laws (similar to the US Physician Payments Sunshine Act) regarding payments between pharmaceutical companies and health care professionals.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology or pharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. In Europe, beginning June 1, 2023, European applications and patent may be subjected to the jurisdiction of the Unified Patent Court (“UPC”). Also, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty. As a single court system can invalidate a European patent, we, where applicable may opt out of the UPC and as such, each European patent would need to be challenged in each individual country. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management needs to devote substantial time to compliance matters.

As a publicly traded company, we incur significant additional legal, accounting and other expenses that CalciMedica did not incur as a privately held company, including costs associated with public company reporting requirements. The obligations of being a public company in the United States require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain such insurance. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company” or a “small reporting company”. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation, among other potential problems.

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

Based on the beneficial ownership of our common stock as of March 21, 2024, our executive officers, directors and holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant percentage of our voting stock. As a result, these stockholders, if continuing to act together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity.

Risk management and strategy

We have implemented and maintain information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and our clinical trial data (“Information Systems and Data”).

Depending on the environment and system, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: an incident response and disaster recovery plan, disaster recovery testing, data encryption for certain data, asset management, system monitoring and multi-factor authentication for certain systems, employee training and cybersecurity insurance.

We use a third-party information technology consultant to help identify, assess and manage the Company’s cybersecurity threats and risks. This consultant reports to and works with our management team, including our Chief Scientific Officer and President and Chief Operating Officer to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods and tools including for example by subscribing to reports and services that identify cybersecurity threats, leveraging certain system monitoring tools, and leveraging tools provided through Microsoft Office 365.

Our assessment and management of material risks from cybersecurity threats are taken into account as part of the Company’s risk management processes. For example, our senior management works with our information technology consultant to evaluate material risks from cybersecurity threats against our overall business objectives.

We use third-party service providers, including cybersecurity consultants, to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats.

We use third-party service providers to perform a variety of critical functions throughout our business, such as hosting providers, application providers, contract research organizations, contract manufacturing organizations, and other third-party service providers. We review the cybersecurity risks associated with the use of these providers. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment and due diligence designed to help identify cybersecurity risks associated with a vendor, as well as the imposition of security related contractual obligations on the vendor.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Our information technology systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could result in a material disruption of our product candidates’ development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.”

Governance

Our Board of Directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The Audit Committee of the Board of Directors is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Chief Scientific Officer, President and Chief Operating Officer, Vice President Finance and General Counsel who also serves as our compliance officer. These members of management have prior work experience in various roles involving managing information security programs and are informed about and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents.

Our Chief Scientific Officer and our President and Chief Operating Officer are responsible for engaging appropriate personnel and companies, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant employees and personnel. Our President and Chief Operating Officer is also responsible for managing budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

We have adopted a Cybersecurity Incident Response Policy which is designed to escalate certain cybersecurity incidents to a Cybersecurity Incident Management Team consisting of our Chief Scientific Officer, President and Chief Operating Officer, General Counsel and our information technology consultant. Depending on the circumstances, cybersecurity incidents are reported to our Chief Executive Officer and Chief Financial Officer. Senior management works to help the Company mitigate and remediate cybersecurity incidents of which they are notified in addition to notifying the Audit Committee of the Board of Directors, as appropriate.

The Audit Committee of the Board of Directors receives periodic reports as needed from management concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The Audit Committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties.

Our corporate headquarters are located in La Jolla, California, where we lease approximately 2,850 square feet of office space. The existing lease will expire on December 31, 2024. We believe that our existing facilities are adequate for our current needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on The Nasdaq Capital Market under the symbol “CALC.”

Holders of Record

As of March 21, 2024, there were approximately 92 holders of record of our common stock. Certain shares of our common stock are held in “street” name and thus the actual number of beneficial owners of such shares is not known or included in the foregoing number.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings for use in the operation of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any future determination to pay dividends on our capital stock would be at the discretion of our board of directors, subject to applicable laws, and would depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds

On September 29, 2020, we completed our initial public offering (“IPO”) and issued and sold 5,625,000 shares of our common stock at an initial offering price of $16.00 per share and on October 22, 2020, we issued and sold an additional 843,750 shares in connection with the full exercise of the underwriters’ option to purchase additional shares. IPO proceeds were approximately $92.0 million, including the full exercise of the option, after deducting underwriting discounts and commissions of approximately $7.2 million and expenses of approximately $4.2 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to registration statements on Form S-1 (File Nos. 333-248611 and 333-249030), which were declared effective by the SEC on September 24, 2020. The underwriters of the IPO were SVB Leerink LLC, Piper Sandler & Co., Needham & Company and Wedbush PacGrow.

On March 20, 2023, Graybug completed its reverse merger with Private CalciMedica and we changed our name to CalciMedica, Inc.

Through December 31, 2023, all of the net proceeds from the IPO have been used, of which, (i) an estimated $39.3 million was used toward development of Graybug’s product candidates, (ii) $6.3 million was used for transaction costs related to the Merger, (iii) an estimated $12.7 million was used for the development of CalciMedica’s product candidates and (iv) an estimated $33.7 million was used for working capital and general corporate purposes.

Items (ii) and (iii) in the prior paragraph represent material changes in the planned use of proceeds from our IPO as described in the Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act on September 24, 2020.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, this discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties. You should carefully read the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on developing therapeutics that treat serious illnesses driven by inflammatory and immunologic processes and direct cellular damage. Our product candidates act upon CRAC channels and would constitute a new class of drugs.

We are a company focused on the discovery and development of CRAC channel inhibitors. Clinical and preclinical data have demonstrated that the inhibition of CRAC channels may have a therapeutic effect based on a dual mechanism involving both anti-inflammatory and tissue cell protective activities. Our work has shown compelling evidence of the involvement of CRAC channels in a broad spectrum of both acute critical illnesses and chronic diseases that have the common thread of inflammation or immunologic activity in their pathogenesis. We intend to leverage our CRAC channel inhibitor platform to develop therapeutics for indications where this dual mechanism of action has the potential for clinical benefit.

Our lead product candidate is Auxora, a potent and selective IV formulated small molecule CRAC channel inhibitor containing the active compound zegocractin (formerly referred to as CM4620) that, in animal models, reduced acute epithelial and/or endothelial cell injury and inflammation in organs, such as the pancreas, lungs and kidneys. Multiple Phase 2 clinical trials with Auxora have been conducted: an open-label trial in AP, an investigator led open label trial in AIPT (which we also refer to as CRSPA) in which the first cohort of patients has been completed, a placebo-controlled double-blind trial in severe COVID-19 pneumonia (which we also refer to as CARDEA) and an investigator led open-label trial in COVID-19 pneumonia patients with ARDS. We observed in all of these trials that patients treated with Auxora experienced a reduced time to recovery and a reduction of organ damage. We believe the consistency of the results we observed from these trials in two different acute critical care conditions are mutually supportive and reinforce our plans to further pursue the use of Auxora in several additional acute critical illnesses.

In a Phase 2a trial conducted in the United States in patients with AP and accompanying SIRS along with hypoxemia (low concentration of oxygen in blood), a greater proportion of patients treated with Auxora compared to SOC alone experienced resolution of persistent SIRS (SIRS lasting 48 hours or more) and tolerated solid food at 72 hours, an indicator of disease resolution. The majority of patients with respiratory failure treated with Auxora did not require mechanical ventilation. This resulted in hospital discharge for patients treated with Auxora more than two days earlier than those treated with SOC alone. These findings were published in the peer-reviewed journal Pancreas in 2021. We are currently conducting a blinded placebo-controlled Phase 2b trial in the United States in patients with AP and accompanying SIRS (which we also refer to as “CARPO”). We anticipate topline results from the CARPO trial in the second quarter of 2024 and, assuming positive results, to initiate our Phase 3 trial in 2025.

CRSPA, a Phase 1/2 single arm 24-patient trial, is currently being conducted in the United States in pediatric patients with ALL who have developed pancreatitis as a side-effect of asparaginase or AIPT. CRSPA is an investigator-sponsored trial being conducted by SJCRH. AIPT is a particularly severe form of pancreatitis and historical data suggests that over half of the patients will develop pancreatic necrosis or pseudocysts and may not receive further asparaginase treatments for their ALL, potentially impacting their prognosis, and develop long term health complications including chronic pancreatitis. The first cohort of nine patients in this trial has been completed, and, the results were presented at the ASH meeting in December 2023. Eight of nine patients in the CRSPA study received a full regimen of four daily doses of Auxora and these patients were compared to a matched historical control group of patients who developed AIPT within 30 days of receiving asparaginase in the Total Therapy XVI study (T16) being conducted at SJCRH. Treatment with Auxora, as compared to the matched historical control group, was shown to have the potential to reduce the severity of AIPT in pediatric patients with ALL. Study results showed that Auxora reduced the average number of days patients spent in the hospital and the need for care in the ICU. Additionally, no patients in the CRSPA study required TPN, compared to over half the patients the matched historical control group, who required approximately several weeks of nutritional support on average. Finally, blinded central reading of pancreatic imaging showed a reduction in the development of significant pancreatic necrosis and the severity of acute pancreatitis in patients treated with Auxora compared to the matched historical control group. This trial has expanded to additional sites and we expect data in 2025.

In addition to AP and AIPT, we are conducting a Phase 2 randomized double-blind, placebo-controlled trial in patients with severe AKI that also have AHRF, which we call KOURAGE. KOURAGE will evaluate 150 patients with stage 2 and stage 3 AKI who have AHRF and are receiving oxygen either by non-invasive mechanical ventilation, high flow nasal cannula or IMV. Patients will be stratified by classification of stage of AKI as well as the use of IMV. Patients will receive either a four-hour infusion of Auxora or placebo at 1.25 mL/kg as a first dose, after which they will receive Auxora or placebo at 1.0 mL/kg at hours 24, 48, 72 and 96. The primary endpoint of the trial will be evaluation of patients through day 30 to determine days alive, ventilator-free and dialysis-free. Secondary endpoints will include a composite of all-cause mortality, decrease in eGFR, and the incidence of dialysis over a period of 90 days, also known as MAKE-90 (Major Adverse Kidney Events at 90 days). We expect to initiate KOURAGE in the second quarter of 2024 with data expected in 2025.

In our CARDEA trial, a Phase 2 randomized double-blind, placebo-controlled trial in patients with severe COVID-19 pneumonia and receiving supplemental oxygen, but not on mechanical ventilation, we observed that patients treated with Auxora experienced a reduced time to recovery and a 56% relative reduction in mortality at 30 days (p=0.0165) and a 33% relative reduction in mortality at 60 days (p=0.1449) compared to placebo. Time to recovery was seven days for Auxora-treated patients compared to ten days for patients receiving placebo (p=0.098). For additional information regarding p-values, please refer to the section entitled “ —Auxora, a Selective CRAC Channel Inhibitor—P-Values and Confidence Intervals.” The results from CARDEA were published in Critical Care in 2022. The CARDEA data, along with data from an ongoing Phase 2 trial testing Auxora in COVID-19 patients with ARDS receiving invasive mechanical ventilation, may also help inform future trials in broader ARDS and AHRF patient populations.

Finally, we have compiled additional preclinical data supporting the potential to use CRAC channel inhibition for both chronic and acute inflammatory and immunologic diseases. We have available product candidates and have chosen CM6336 for IND-enabling preclinical testing to determine its pharmacokinetics and safety for potential oral dosing. We have animal model data suggesting CRAC channel inhibition may be useful in treating chronic pancreatitis, rheumatoid arthritis, ulcerative colitis, allergic asthma, and traumatic brain injury. We plan to submit an IND to the FDA for CM6336 in 2025 for the treatment of chronic pancreatitis and rheumatoid arthritis.

Calcium is an important regulator of multiple biological functions, and in electrically non-excitable cells CRAC channel activation plays a critical role in the activation of calcium-dependent pathways that modulate various responses, including inflammation and vascular permeability. In immune cells, activation of CRAC channels is a key step in initiating the adaptive immune response and the generation of inflammatory cytokines. In addition, in certain acute critical illnesses, CRAC channels on affected organ tissue cells can become overactivated, resulting in excess calcium entry into cells. This excess calcium can cause cellular injury and necrosis, or activate apoptosis signaling pathways leading to programmed cell death further exacerbating the damage caused by inflammatory response. We have developed novel cell-based assays for compound screening that enabled us to identify and optimize a portfolio of potent and selective small molecule CRAC channel inhibitors, including zegocractin (previously referred to as “CM4620”) that is the active ingredient in Auxora, from several different chemical classes. These compounds each have different pharmaceutic and pharmacokinetic properties and comprise our portfolio of CRAC channel inhibitors.

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

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Through December 31, 2023, our operations have been funded primarily by aggregate net proceeds of $150.6 million from the issuance of convertible preferred stock, convertible notes, common stock and the Merger. Since inception we have had significant operating losses. Our net loss was $34.4 million for the twelve months ended December 31, 2023. Included in the net loss for the twelve months ended December 31, 2023 were total operating expenses of $38.1 million, which included $16.2 million of one-time charges comprised of $10.5 million related to the acceleration of vesting of Graybug stock awards at the date of the Merger and $5.7 million of severance charges as a result of the Merger. As of December 31, 2023, we had an accumulated deficit of $146.1 million and $11.2 million in cash, cash equivalents and short-term investments.

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

Most of our historical research and development expenses have been related to the preclinical and clinical development of Auxora. We have not reported program costs since inception because we have not tracked or recorded our research and development expenses on a program-by-program basis historically due to the fact that these costs do not necessarily correlate to the overall research and development efforts attributable to such programs and these costs can vary significantly from period to period. We have historically used our personnel and infrastructure resources across the breadth of our research and development activities, which are directed toward identifying and developing product candidates.

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
•
arrangements with third-party manufacturers for, or establishment of, clinical and commercial API and drug product manufacturing capabilities;
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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following sets forth our results of operations (in thousands):

	Year Ended December 31,		Change
	2023	2022	Amount	%
Operating expenses:
Research and development	$15,859	$8,350	$7,509	90%
General and administrative	22,216	5,843	16,373	280%
Total operating expenses	38,075	14,193	23,882	168%
Loss from operations	(38,075)	(14,193)	(23,882)	168%
Other income (expense), net	3,718	6,369	(2,651)	(42%)
Net loss	$(34,357)	$(7,824)	$(26,533)	339%

Research and Development Expenses

Research and development expenses comprised (in thousands):

	Year Ended December 31,		Change
	2023	2022	Amount	%
Preclinical studies and clinical trial-related activities	$5,939	$4,435	$1,504	34%
Chemistry, manufacturing and controls	1,006	1,223	(217)	(18%)
Personnel	7,071	1,853	5,218	282%
Consultants and other costs	1,843	839	1,004	120%
Total research and development expenses	$15,859	$8,350	$7,509	90%

Research and development expenses were $15.9 million for the year ended December 31, 2023, compared to $8.4 million for the year ended December 31, 2022. The increase of $7.5 million was due primarily to an increase in personnel expense of $5.2 million consisting of a one-time charge for the acceleration of vesting of stock options of $1.9 million, a one-time severance charge of $1.6 million as a result of the Merger, and an increase in other personnel costs of $1.7 million including stock-based compensation of $0.5 million. The increase in research and development expenses for the year ended December 31, 2023 also includes an increase in preclinical studies and clinical trial-related activities of $1.5 million related to our Phase 2 clinical trials of Auxora and an increase in consultants and other costs of $1.0 million, offset by a decrease of $0.2 million in chemistry, manufacturing and control activities in regard to our Phase 2 clinical trials of Auxora.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (in thousands):

	Year Ended December 31,		Change
	2023	2022	Amount	%
Personnel costs	$16,872	$2,285	$14,587	638%
Facility costs	595	245	350	143%
Professional services	3,316	2,585	731	28%
Consultants and other costs	1,433	728	705	97%
Total general and administrative expenses	$22,216	$5,843	$16,373	280%

General and administrative expenses were $22.2 million for the year ended December 31, 2023, compared to $5.8 million for the year ended December 31, 2022. The increase of $16.4 million was primarily related to an increase in personnel costs of $14.6 million driven by a one-time charge for acceleration of vesting of stock options of $8.6 million, a one-time severance charge of $4.1 million as a result of the Merger and an increase in personnel costs of $1.9 million including stock-based compensation of $1.0 million. Additionally, there was an increase in consultants and other costs of $0.7 million, professional services of $0.7 million, including accounting and legal expenses associated with being a public company, and an increase in facility costs of $0.4 million.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2023 was $3.7 million, compared to $6.4 million for the year ended December 31, 2022. The decrease of $2.7 million was due to the fair value adjustments to our warrant liability and convertible promissory notes, which resulted in a $3.2 million and a $6.5 million gain on the fair value adjustments for the warrants and convertible promissory notes for the years ended December 31, 2023 and 2022, respectively. This was partially offset by accrued interest on our convertible promissory notes for the years December 31, 2023 and 2022. We had $0.7 million of interest income on our short-term investments and nil for the years ended December 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

Overview

As of December 31, 2023 we had cash, cash equivalents and short-term investments of $11.2 million.

As further described below, we closed a private placement transaction on January 23, 2024 and the second closing occurred on February 5, 2024. Gross proceeds from the transaction were $20.4 million with net proceeds of approximately $19.0 million after deducting $1.4 million in commissions and other transaction costs. Based on our current operating plans, we believe our cash, cash equivalents and short-term investments along with the net proceeds from the private placement will be sufficient to fund our operations into the second half of 2025. In particular, we expect that our cash, cash equivalents and short-term investments will allow us to fund the advancement of Auxora in AP, AIPT and AKI through clinical milestones in 2024 and the first half of 2025. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, nor will it be sufficient to pursue additional indications for Auxora like AHRF, nor will it be sufficient to fund clinical work on other product candidates in our portfolio aside from Auxora, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. To fund our operations in both the near term and long term (beyond 18 months), we will need to raise additional capital to develop our product candidates and implement our operating plans. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders.

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
•
the impacts of the ongoing conflicts between Ukraine and Russia and in the Middle East; and

•
the costs of operating as a public company.

Since we commenced operations in October 2006, we have primarily financed our operations through private placements of our preferred stock, convertible promissory notes and common stock. We have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially for the foreseeable future. The development of drug product candidates is highly capital intensive. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory and quality capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Furthermore, following the closing of the merger, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. The global credit and financial markets have experienced extreme volatility, including in liquidity and credit availability, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.

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

In August 2023, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which contains two prospectuses, a base prospectus and an at the market offering prospectus that covers the offering, issuance and sale of up to $4.7 million of common stock pursuant to an at-the-market offering agreement (“ATM Agreement”) with H.C Wainwright & Co., LLC, acting as sales agent (“ATM Facility”). The Shelf Registration Statement permits the offering, issuance and sale of common stock, preferred stock, debt securities and warrants having an aggregate offering price of up to $100.0 million in one or more offerings and in any combination of the foregoing. As of December 31, 2023, $99.7 million remains available for sale under the Shelf Registration Statement. As of December 31, 2023, we sold 92,572 shares of common stock for net proceeds of $246,000 which includes $11,000 of commissions paid under the ATM Facility and $4.4 million remains available for sale under the ATM Facility.

In January 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors, in which we sold the following securities to the accredited investors in a private placement transaction (i) an aggregate of 4,985,610 shares (the “Shares”) of our common stock; (ii) to certain investors, in lieu of Shares, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 306,506 shares of our common stock; (iii) Tranche A Common Warrants (the “Tranche A Common Warrants”) to purchase an aggregate of up to 2,646,058 shares of our common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of our common stock issuable upon exercise of such Pre-Funded Warrants); and (iv) Tranche B Common Warrants (the “Tranche B Common Warrants” and together with the Tranche A Common Warrants, the “Common Warrants”) to purchase an aggregate of up to 2,646,058 shares of our common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of our common stock issuable upon exercise of such Pre-Funded Warrants). The purchase price per Share and accompanying Common Warrants was $3.827 (or $4.3915 for directors, employees or consultants participating in the private placement) (or $3.8269 per Pre-Funded Warrant and accompanying Common Warrants, which represented the price of $3.827 per Share and accompanying Common Warrants minus the $0.0001 per share exercise price of each such Pre-Funded Warrant).

The initial closing of the Private Placement occurred on January 23, 2024 and the second closing occurred on February 5, 2024. Gross proceeds from the transaction were $20.4 million with net proceeds of approximately $19.0 million after deducting $1.4 million in commissions and other transaction costs.

Our operations have been funded primarily by aggregate net proceeds of $150.6 million from the issuance of convertible preferred stock, convertible notes, common stock and the Merger. Since inception, we have had significant operating losses. Our net loss was $34.4 million and consisted of total operating expenses of $38.1 million, which included $16.2 million of one-time charges comprised of $10.5 million in charges related to the acceleration of vesting of the Graybug stock awards at the date of the Merger and $5.7 million of severance charges as a result of the Merger, and a net loss of $7.8 million consisting of $14.2 million of operating expenses for the twelve months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $146.1 million and $11.2 million in cash, cash equivalents and short-term investments. During the twelve months ended December 31, 2023, cash used in operations was $25.7 million, primarily due to cash outlays associated with the Merger. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(25,730)	$(11,757)
Investing activities	8,884	(4)
Financing activities	20,900	8,476
Net increase (decrease) in cash and cash equivalents	$4,054	$(3,285)

Net Cash Used in Operating Activities

Cash used in operating activities of $25.7 million during the year ended December 31, 2023 was attributable to our net loss of $34.4 million and a net change in our operating assets and liabilities of $0.3 million offset by non-cash items of $8.9 million. Non-cash items consisted primarily of $12.0 million of stock-based compensation, which includes $10.5 million in one-time charges related to the acceleration of vesting of the Graybug stock awards at the date of the Merger and $0.1 million in accrued interest on our convertible promissory notes offset by $1.1 million and $2.0 million change in the fair value of our warrant liability and convertible promissory notes, respectively based on the value the warrant holder and promissory note holder received in common stock and $0.1 million of accretion on the discounts associated with our short-term investments.

Cash used in operating activities of $11.8 million during the year ended December 31, 2022 was attributable to our net loss of $7.8 million and non-cash items of $4.5 million, offset by a net change in our operating assets and liabilities of $0.6 million. Non-cash items consisted of a $3.8 million and $2.7 million change in the fair value that decreased our warrant liability and convertible promissory notes, respectively, offset by $1.8 million of stock-based compensation and $0.1 million of non-cash interest.

Net Cash Provided by (Used in) Investing Activities

Investing activities of $8.9 million for the year ended December 31, 2023 consisted of the maturing of short-term investments of $15.1 million, offset by the purchase of short-term investments of $6.1 million and purchases of property and equipment of $0.1 million.

Investing activities for the year ended December 31, 2022 consisted of purchases of property and equipment.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2023 was $20.9 million comprised of net cash acquired as a result of the Merger of $14.9 million, the sale and issuance of common stock of $10.3 million in the private placement and $0.2 million in the ATM Facility, offset by transaction costs of $4.5 million.

Cash provided by financing activities for the year ended December 31, 2022 was $8.5 million comprised of proceeds from the issuance of convertible notes.

Material Cash Requirements

Our material cash requirements from known contractual obligations consisted primarily of our lease obligation. We lease office and laboratory space in La Jolla, California with monthly rent expense of approximately $9,000 pursuant to a 12 month lease agreement that commenced in January 2023 and was amended and renewed in December 2023 for an additional 12 month term with monthly rent expense of approximately $10,000. Over the next 12 months, the Company expects cash requirements for our lease obligation to be approximately $120,000.

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

Equity-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee stock options recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. For periods prior to the Merger, there was no active market for our common stock, we estimated the fair value of our common stock on the date of grant based on then current facts and circumstances. We estimated the fair value of stock option grants using the Black-Scholes option pricing model (Black-Scholes). Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

Stock-based compensation expense is classified in the statement of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified. The fair value of each stock option grant is estimated on the date of grant using Black-Scholes. The following summarizes the inputs used:

Fair Value of Common Stock

Prior to the Merger, since there was no public market for our common stock, the fair value of the shares of common stock underlying our share-based awards was estimated on each grant date by the Private CalciMedica Board of Directors. To determine the fair value of the common stock underlying option grants, the Private CalciMedica Board of Directors considered, among other things, input from management and valuations of our common stock prepared by unrelated third-party valuation firms.

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

Recently Adopted Accounting Pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information about recent accounting pronouncements, the timing of adoption, and our assessment, if any, of their potential impact on our financial condition and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Not applicable to a “smaller reporting company” as defined under Item 10(f)(1) of Regulation S-K of the Securities Act.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 is included as exhibits at the end of this Annual Report on Form 10-K beginning on page F-1and listed under Item 15(a)(1) and (2), and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Interim Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.

Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by Item 10 and not set forth below will be set forth in the sections or subsections titled Proposal No. 1 Election of Class I Directors, Delinquent Section 16(A) Reports, Committees of Our Board of Directors and Executive Officers contained in our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC not later than April 29, 2024 (the “Proxy Statement”) pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

We have adopted a Code of Conduct and Ethics that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or vice president of finance, or person performing similar functions. A current copy of the Code of Conduct and Ethics is available on the Corporate Governance section of our website at https://ir.calcimedica.com. If we make any substantive amendments to the Code of Conduct and Ethics or grants any waiver from a provision of the Code of Conduct and Ethics to any executive officer or director that are required to be disclosed pursuant to SEC rules, we will promptly disclose the nature of the amendment or waiver on our website or in a current report on Form 8-K.

Item 11. Executive Compensation.

The information required by this Item 11 will be set forth in the sections or subsections titled Executive Compensation, Non-Employee Director Compensation, and Compensation Committee Interlocks and Insider Participation contained in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be set forth in the sections or subsections titled Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information contained in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be set forth in the sections or subsections titled Certain Relationships and Related-Person Transactions and Director Independence contained in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be set forth in the section titled Proposal No. 2 Ratification of Independent Registered Public Accounting Firm contained in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Documents filed as a part of the report:
(1)
Financial Statements. The following financial statements of CalciMedica, Inc., together with the report of Ernst & Young LLP, an independent registered public accounting firm, required to be filed pursuant to Part II, Item 8 of this Annual Report are included on the following pages:

(2) Financial Statement Schedules. None

(3) List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

2.1‡	Agreement and Plan of Merger and Reorganization, dated as of November 21, 2022, by and among Graybug Vision, Inc.,Camaro Merger Sub, Inc. and CalciMedica, Inc., as amended by the First Amendment, dated February 10, 2023.	8-K	001-39538	March 22, 2023	2.1

3.1	Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-39538	March 22, 2023	3.1

3.2	Certificate of Amendment, dated March 20, 2023 to Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-39538	March 22, 2023	3.2

3.3	Restated Bylaws of the registrant.	10-Q	001-39538	November 12, 2020	3.2

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Description of Registrant’s Common Stock					X

4.3	Form of Common Stock Certificate	S-1/A	333-248611	September 21, 2020	4.1

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
4.4	Form of Registration Rights Agreement, dated November 21, 2022, by and among CalciMedica, Inc. and the several purchasers signatory thereto.	8-K	001-39538	March 22, 2023	4.1

4.5	Form of Registration Rights Agreement by and among CalciMedica, Inc. and the persons party thereto.	8-K	001-39538	January 24, 2024	10.2

4.6	Warrant to Purchase Common Stock, dated December 11, 2019, by and between the Registrant and SG DAN Equity Holdings, LLC.	S-1	333-248611	September 4, 2020	4.3

4.7	Form of Warrant to Purchase Shares of Series D Convertible Preferred Stock of CalciMedica, Inc.	8-K	001-39538	March 22, 2023	4.2

4.8	Warrant to Purchase Common Stock dated as of November 9, 2020, issued by CalciMedica, Inc. to SG Dan Equity Holdings, LLC.	8-K	001-39538	March 22, 2023	4.3

4.9	Warrant to Purchase Common Stock, dated as of October 18, 2022, issued by CalciMedica, Inc. to SG Dan Equity Holdings, LLC.	8-K	001-39538	March 22, 2023	4.4

4.10	Warrant to Purchase Common Stock, dated as of October 18, 2022, issued by CalciMedica, Inc. to Eric Roberts.	8-K	001-39538	March 22, 2023	4.5

4.11	Warrant to Purchase Common Stock, dated as of October 25,2022, issued by CalciMedica, Inc. to Fred Middleton.	8-K	001-39538	March 22, 2023	4.6

4.12	Form of Warrant to Purchase Shares of Series B Convertible Preferred Stock of CalciMedica, Inc.	S-3	333-271115	April 4, 2023	4.9

4.13	Form of Tranche A Common Warrant.	8-K	001-39538	January 24, 2024	4.1

4.14	Form of Tranche B Common Warrant.	8-K	001-39538	January 24, 2024	4.2

4.15	Form of Pre-Funded Warrant.	8-K	001-39538	January 24, 2024	4.3

4.16	Form of Placement Agent Warrant.	8-K	001-39538	January 24, 2024	4.4

10.1+	Offer Letter between CalciMedica, Inc. and A. Rachel Leheny, Ph.D., dated May 20, 2020.	8-K	001-39538	March 22, 2023	10.1

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
10.2+	Offer Letter between CalciMedica, Inc. and Eric Roberts, dated May 20, 2020.	8-K	001-39538	March 22, 2023	10.2

10.3+	Offer Letter between CalciMedica, Inc. and Sudarshan Hebbar, M.D., dated August 24, 2015.	8-K	001-39538	March 22, 2023	10.3

10.4+	Offer Letter between CalciMedica, Inc. and Michael Dunn, dated August 29, 2014.	8-K	001-39538	March 22, 2023	10.4

10.5+	Offer Letter between CalciMedica, Inc. and Kenneth A. Stauderman, Ph.D., dated August 29, 2014.	8-K	001-39538	March 22, 2023	10.5

10.6+	Consulting Agreement, dated as of October 26, 2020, by and between the CalciMedica, Inc. and Danforth Advisors, LLC.	8-K	001-39538	March 22, 2023	10.11

10.7+	CalciMedica, Inc. 2023 Equity Incentive Plan.	8-K	001-39538	March 22, 2023	10.6

10.8+	Forms of Option Grant Notice and Option Agreement under CalciMedica, Inc. 2023 Equity Incentive Plan.	8-K	001-39538	March 22, 2023	10.7

10.9+	Forms of Restricted Stock Unit Grant Notice and Unit Award Agreement under CalciMedica, Inc. 2023 Equity Incentive Plan.	8-K	001-39538	March 22, 2023	10.8

10.10+	CalciMedica, Inc. 2023 Employee Stock Purchase Plan.	8-K	001-39538	March 22, 2023	10.9

10.11+	CalciMedica, Inc. 2006 Stock Plan and Form of Stock Option Agreement thereunder.	8-K	001-39538	March 22, 2023	10.10

10.12+	2020 Equity Incentive Plan and forms of award agreements.	S-1/A	333-248611	September 21, 2020	10.3

10.13+	2020 Employee Stock Purchase Plan and forms of award agreements.	S-1/A	333-248611	September 21, 2020	10.4

10.14+	Form of Amendment to Stock Option Award Agreement, dated March 20, 2023, by and between Graybug Vision, Inc. and the Holder party thereto	8-K	001-39538	March 22, 2023	10.12

10.15+	Form of Amendment to Restricted Stock Unit Award Agreement, dated March 20, 2023, by and between Graybug Vision, Inc. and the Holder party thereto	8-K	001-39538	March 22, 2023	10.13

10.16+	2015 Stock Incentive Plan, as amended, and forms of award agreements thereunder.	S-1	333-248611	September 4, 2020	10.2

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
10.17+	Form of Indemnification Agreement.	S-1	333-248611	September 4, 2020	10.1

10.18+	Change in Control and Severance Policy.	S-1	333-248611	September 4, 2020	10.11

10.19	At the Market Offering Agreement, dated as of August 11, 2023, by and between CalciMedica, Inc. and H.C. Wainwright & Co., LLC	S-3	333-273949	August 11, 2023	1.2
X
21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	CalciMedica, Inc. Incentive Compensation Recoupment Policy					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

* This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

+ Indicates management contract or compensatory plan.

‡ Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALCIMEDICA, INC.

Date: March 28, 2024	By:	/s/ A. Rachel Leheny
A. Rachel Leheny, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2024	By:	/s/ Daniel Geffken
Daniel Geffken
Interim Chief Financial Officer (Principal Accounting and Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints A. Rachel Leheny, Ph.D. and Daniel Geffken, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ A. Rachel Leheny	Chief Executive Officer and Director	March 28, 2024
A. Rachel Leheny, Ph.D.	(Principle Executive Officer)

/s/ Daniel Geffken	Interim Chief Financial Officer	March 28, 2024
Daniel Geffken	(Principal Accounting and Financial Officer)

/s/ Robert N. Wilson	Chairman	March 28, 2024
Robert N. Wilson

/s/ Eric Bjerkholt	Director	March 28, 2024
Eric Bjerkholt

/s/ Frederic Guerard, Pharm.D.	Director	March 28, 2024
Frederic Guerard, Pharm.D.

/s/ Fred Middleton	Director	March 28, 2024
Fred Middleton

/s/ Eric W. Roberts	Director	March 28, 2024
Eric W. Roberts

/s/ Allan Shaw	Director	March 28, 2024
Allan Shaw

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CalciMedica, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CalciMedica, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of convertible preferred stock and shareholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

San Diego, California

March 28, 2024

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CALCIMEDICA, INC.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	December 31, 2023	December 31, 2022
		(See Note 2)
Assets
Current assets
Cash and cash equivalents	$5,530	$1,327
Restricted cash	—	149
Short-term investments	5,708	—
Prepaid expenses and other current assets	367	254
Total current assets	11,605	1,730
Property and equipment, net	167	147
Right-of-use asset, net	—	48
Other assets	413	1,424
Total assets	$12,185	$3,349
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,419	$2,866
Accrued clinical trial costs	1,141	1,143
Accrued other	1,468	572
Other current liabilities	—	199
Total current liabilities	4,028	4,780
Long-term liabilities
Warrant liability	—	2,645
Convertible promissory notes	—	5,157
Total liabilities	4,028	12,582
Commitments and contingencies (Note 9)
Convertible preferred stock
Series A convertible preferred stock, $0.001 par value; no shares and 25,751,716 authorized, issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	19,107
Series B convertible preferred stock, $0.001 par value; no shares and 11,235,460 authorized at December 31, 2023 and December 31, 2022, respectively; no shares and 10,667,279 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	8,224
Series C-1 convertible preferred stock, $0.001 par value; no shares and 8,016,886 shares authorized, issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	5,683
Series C-2 convertible preferred stock, $0.001 par value; no shares and 16,291,526 authorized at December 31, 2023 and December 31, 2022, respectively; no shares and 13,504,959 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	9,563
Series D convertible preferred stock, $0.001 par value; no shares and 88,875,077 authorized at December 31, 2023 and December 31, 2022, respectively; no shares and 26,880,040 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	19,494
Stockholders’ equity (deficit) (1)
Preferred stock, $0.0001 par value; 10,000,000 shares and no shares authorized at December 31, 2023 and December 31, 2022, respectively; no shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 and 5,694,626 shares authorized at December 31, 2023 and December 31, 2022, respectively; 5,754,505 and 84,165 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	154,218	40,402
Accumulated deficit	(146,064)	(111,707)
Accumulated other comprehensive income (loss)	2
Total stockholders’ equity (deficit)	8,157	(71,304)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$12,185	$3,349

The accompanying notes are an integral part of these consolidated financial statements.

(1) Retroactively restated for the reverse recapitalization as described in Note 2.

CALCIMEDICA, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$15,859	$8,350
General and administrative	22,216	5,843
Total operating expenses	38,075	14,193
Loss from operations	(38,075)	(14,193)
Other income (expense)
Change in fair value of warrant liability	1,146	3,784
Change in fair value of convertible promissory notes	2,022	2,745
Interest on convertible promissory notes payable	(110)	(132)
Other income (expense), net	660	(28)
Total other income (expense), net	3,718	6,369
Net loss	(34,357)	(7,824)
Deemed distribution to convertible promissory note holders	—	(1,318)
Net loss attributable to common stockholders	$(34,357)	$(9,142)
Net loss per share—basic and diluted	$(7.66)	$(111.16)
Weighted-average number of shares outstanding used in computing net loss per share—basic and diluted	4,486,258	82,245

The accompanying notes are an integral part of these consolidated financial statements.

CALCIMEDICA, INC.

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Net loss	$(34,357)	$(9,142)
Unrealized gain on available-for-sale securities, net of tax	2	—
Comprehensive loss	$(34,355)	$(9,142)

The accompanying notes are an integral part of these consolidated financial statements.

CALCIMEDICA, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity/(Deficit)
Balance—December 31, 2022 (1)	84,820,880	$62,071	84,165	$1	$40,402	$(111,707)	$—	$(71,304)
Stock-based compensation expense			—	—	12,039	—	—	12,039
Conversion of preferred stock to common stock as a result of Merger	(84,820,880)	(62,071)	2,442,852	—	62,071	—	—	62,071
Issuance of common stock to Graybug stockholders as a result of Merger and reset to par of $0.0001	—	—	1,571,433	—	29,218	—	—	29,218
Issuance of common shares from private placement (net of issuance costs)	—	—	596,363	—	10,340	—	—	10,340
Conversion of promissory notes into common stock	—	—	590,031	—	3,245	—	—	3,245
Conversion of Series C-2 warrants into common stock	—	—	80,254	—	442	—	—	442
Conversion of promissory note warrants into common stock	—	—	152,875	—	841	—	—	841
Merger transaction costs	—	—	—	—	(4,545)	—	—	(4,545)
Restricted stock units net settlement	—	—	143,960	—	(297)	—	—	(297)
Reclassification of warrant liability to equity	—	—	—	—	216	—	—	216
Issuance of common stock from at-the-market offering (net of issuance costs)	—	—	92,572	—	246	—	—	246
Unrealized gain on investments	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	(34,357)	—	(34,357)
Balance—December 31, 2023	—	—	5,754,505	$1	$154,218	$(146,064)	$2	$8,157

The accompanying notes are an integral part of these consolidated financial statements.

(1) Retroactively restated for the reverse recapitalization as described in Note 2.

CALCIMEDICA, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (1)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2021	84,820,880	62,071	78,527	1	39,895	(103,883)	(63,987)
Issuance of common stock for services
Issuance of common stock for services	—	—	1,138	—	8	—	8
Exercise of common stock options	—	—	4,500	—	18	—	18
Stock-based compensation expense	—	—	—	—	1,799	—	1,799
Deemed distribution					(1,318)		(1,318)
Net loss and comprehensive loss	—	—	—	—	—	(7,824)	(7,824)
Balance—December 31, 2022	84,820,880	62,071	84,165	$1	$40,402	$(111,707)	$(71,304)

The accompanying notes are an integral part of these consolidated financial statements.

(1) Retroactively restated for the reverse recapitalization as described in Note 2.

CALCIMEDICA, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Operating activities:
Net loss	$(34,357)	$(7,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,039	1,807
Depreciation and amortization	58	52
Change in the fair value of warrant liability	(1,146)	(3,784)
Change in the fair value of convertible promissory notes	(2,022)	(2,745)
Non-cash interest expense	110	132
Accretion of discount on short-term investment	(145)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	2,997	(1,530)
Accounts payable	(1,427)	933
Accrued expenses and other liabilities	(1,837)	1,202
Net cash used in operating activities	(25,730)	(11,757)
Investing activities:
Purchases of property and equipment	(78)	(4)
Purchase of investments	(6,118)	—
Maturity of investments	15,080	—
Net cash provided by (used in) investing activities	8,884	(4)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	10,340	—
Acquisition of stock of Graybug, net of cash	14,859	—
Merger transaction costs	(4,545)	—
Proceeds from issuance of convertible note payable, net	—	8,458
Proceeds from issuance of common stock, net of issuance costs	246	18
Net cash provided by financing activities	20,900	8,476
Net increase (decrease) in cash and cash equivalents	4,054	(3,285)
Cash, cash equivalents and restricted cash at beginning of period	1,476	4,761
Cash and cash equivalents at end of period	$5,530	$1,476
Supplemental cash flow information:
Costs incurred in connection with reverse merger included in accounts payable and accrued expenses	$—	$1,313
Conversion of Series A, B, C-1, C-2 and D convertible preferred stock to common stock	$62,071	$—
Issuance of common stock to Graybug stockholders as a result of the Merger	$29,218	$—
Short-term investments assumed in the Merger	$9,776	$—
Prepaid expenses and other current assets assumed in the Merger	$2,096	$—
Accounts payable and accrued liabilities assumed in the Merger	$2,258	$—
Conversion of C-2 warrants to common stock	$442	$—
Conversion of convertible promissory notes to common stock	$3,245	$—
Conversion of convertible promissory note warrants to common stock	$841	$—
Financing costs included in accounts payable	$45	$—
Restricted stock units net settlement	$297	$—
Reclassification of warrant liability to equity	$216	$—

The accompanying notes are an integral part of these consolidated financial statements.

CALCIMEDICA, INC.

Notes to Consolidated Financial Statements

1. Nature of Business

Description of Business

CalciMedica, Inc. (“CalciMedica” or the “Company”) (f/k/a Graybug Vision, Inc.) was incorporated in the state of Delaware in February 2015, following the conversion of Graybug, LLC, which was organized in May 2011, and has its principal operations in La Jolla, California. The Company is a clinical-stage biopharmaceutical company focused on developing therapeutics that treat serious illnesses driven by inflammatory processes and direct cellular damage. The Company has a wholly owned subsidiary, CalciMedica Subsidiary, Inc., incorporated in Delaware in October 2006, which survived the Merger as more fully described below.

Reverse Merger Transaction

On March 20, 2023, Graybug Vision, Inc. (“Graybug”) completed a reverse merger transaction in accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated as of November 21, 2022, as amended on February 10, 2023 (the “Merger Agreement”), by and among Graybug, Camaro Merger Sub, Inc., a wholly owned subsidiary of Graybug (“Merger Sub”), and CalciMedica, Inc. (“Private CalciMedica”), pursuant to which Merger Sub merged with and into Private CalciMedica, with Private CalciMedica surviving as a wholly owned subsidiary of Graybug (the “Merger”). Additionally, on March 20, 2023, Graybug changed its name from “Graybug Vision, Inc.” to “CalciMedica, Inc.” and Private CalciMedica changed its name from “CalciMedica, Inc.” to “CalciMedica Subsidiary, Inc.” At the completion of the Merger, the prior Private CalciMedica equity holders and the prior Graybug equity holders owned 72% and 28%, respectively of the combined company, in each case, on a fully diluted basis using the treasury stock method and excluding out-of-the-money options and warrants.

The Merger was accounted for as a reverse recapitalization, with Private CalciMedica being treated as the acquirer for accounting purposes. See discussions of the transactions in connection with the Merger in Note 3 - Merger and Related Transactions.

Liquidity

The Company has experienced net losses and negative cash flows from operating activities since its inception. The Company has an accumulated deficit of $146.1 million as of December 31, 2023, and a net loss of $34.4 million for the year ended December 31, 2023. Total operating expenses for the year ended December 31, 2023 were $38.1 million, which included $16.2 million of one-time charges comprised of $10.5 million of charges related to the acceleration of vesting of the Graybug stock awards at the date of the Merger and $5.7 million of charges related to severance as a result of the Merger. Substantially all of the Company’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.

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

From inception to December 31, 2023, the Company has completed financings from the sale of preferred and common stock for total net proceeds of $112.6 million and has issued convertible debt for net proceeds of $8.6 million. In connection with the Merger, the Company received approximately $29.4 million of cash, cash equivalents and short-term investments. As of December 31, 2023, the Company had cash, cash equivalents and short-term investments of approximately $11.2 million. The Company closed a private placement transaction on January 23, 2024 and the second closing of this private placement occurred on February 5, 2024. Gross proceeds from the transaction were $20.4 million with net proceeds of approximately $19.0 million after deducting $1.4 million in commissions and other transaction expenses.

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

Based on the Company’s current operating plans, management believes its cash, cash equivalents and short-term investments will be sufficient to fund its operations for the period of at least one year following the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”), of the Financial Accounting Standards Board (“FASB”). The consolidated financial statements include the accounts of the Company and CalciMedica Subsidiary, Inc. for the years ended December 31, 2023 and 2022. All intercompany accounts and transactions have been eliminated in consolidation.

Since Private CalciMedica was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the consolidated financial statements were prepared on a stand-alone basis for Private CalciMedica and did not include the combined entities activity or financial position. Subsequent to the Merger, the consolidated financial statements as of and for the year ended December 31, 2023 include Graybug’s activity from March 21, 2023 through December 31, 2023, and assets and liabilities at their acquisition date fair value. Historical share and per share figures of Private CalciMedica have been retroactively restated based on the merger exchange ratio of 0.0288.

Use of Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to accruals for research and development expenses, valuation of warrants, valuation of convertible promissory notes and valuation of equity awards. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Products developed by the Company require approval from the FDA or other international regulatory agencies prior to commercial sales. There can be no assurance the Company’s product candidates will receive the necessary approvals. If the Company is denied approvals, approvals are delayed, or the Company is unable to maintain approvals received, such events could have a materially adverse impact on the Company.

Cash and Cash Equivalents

Cash and cash equivalents consist of readily available cash in checking accounts, money market funds and commercial paper. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Short-term Investments

The Company invests excess cash in commercial paper and U.S government sponsored entities - mortgage-backed securities. These investments are included in short-term investments on the balance sheet, classified as available-for-sale and reported at fair value with unrealized gains and losses included in accumulated other comprehensive (loss)/gain, net. Realized gains and losses on the sale of these securities are recognized in net loss.

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

Fair Value Option

As permitted under ASC 825, Financial Instruments, the Company has elected the fair value option to account for its convertible promissory notes due to certain embedded features within the notes. The Company recognizes the convertible promissory notes at fair value with changes in fair value recognized in the consolidated statements of operations located on the change in fair value of financial instruments line item. Changes in fair value as a result of the Company’s own credit risk is reflected in other income (expense) in the consolidated statements of operations. As a result of applying the fair value option, direct costs and fees related to the convertible promissory notes were expensed as incurred and not deferred.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally three to five years) and consist of manufacturing and lab equipment, furniture, computers and phones. Repairs and maintenance costs are charged to expense as incurred. Depreciation expense recognized for the years ended December 31, 2023 and 2022 was $58,000 and $52,000, respectively.

Long-lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. The Company did not recognize any impairment losses for the years ended December 31, 2023 and 2022.

Leases

The Company leases office space with an original lease term of twelve months and does not have a right-of-use asset or lease liability recorded. The Company's policy is not to record leases with an original term of twelve months or less on the consolidated balance sheets. The Company recognizes lease expense for this short-term lease on a straight-line basis over the term of the lease. The lease is accounted for under ASC 842, Leases, and has been classified as an operating lease. Rent expense recognized for the years ended December 31, 2023 and 2022 was $274,000 and $221,000, respectively.

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

The Company estimates preclinical studies and clinical trial expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on the Company’s behalf. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. These estimates are based on communications with the third-party service providers, and on information available at each balance sheet date. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. The estimates are trued up to reflect the best information available at the time of the financial statement issuance. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s estimate of the status and timing of services performed relative to the actual status and timing of services performed may vary.

General and Administrative Costs

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to executive, finance, business development, legal, human resources and support functions, including professional fees for auditing, tax, consulting and patent-related services, rent and utilities and insurance.

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred since recoverability of such expenditures is uncertain.

Deferred Offering Costs

The Company capitalizes costs that are directly associated with equity financings until such financings are consummated at which time such costs are recorded against the gross proceeds of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations and comprehensive loss. Private CalciMedica had deferred offering costs capitalized as of December 31, 2022 for the Merger of $1.4 million. As of December 31, 2023, the Company has deferred costs associated with its at-the-market offering of $0.4 million.

Warrant Liability

Private CalciMedica has issued various freestanding warrants to purchase shares of its convertible preferred stock. Prior to the Merger, Private CalciMedica adjusted the carrying value of such convertible preferred stock warrants to the estimated fair value at each reporting date, with any related increases or decreases in the fair value being recorded within other income (expense) in the consolidated statements of operations and comprehensive loss. Pursuant to the Merger Agreement, the Series C convertible preferred stock warrants became warrants to purchase shares of the combined company's common stock. As a result of the Merger, the warrants no longer meet the requirements for liability accounting and, as such, Private CalciMedica adjusted the value of the warrants to the estimated fair value as of the Merger date and reclassified them to stockholders' equity (deficit).

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

Post Merger, CalciMedica uses the closing stock price the day prior to the grant date for the fair value.

Risk-Free Interest Rate

The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities similar to the expected term of the awards.

Expected Volatility

Prior to the merger, since Private CalciMedica did not have publicly traded equity securities, the volatility of the options has been estimated using peer group volatility information. Post Merger, CalciMedica uses an average volatility for comparable publicly-traded biopharmaceutical companies over a period equal to the expected term of the stock award grant as CalciMedica does not yet have sufficient historical trading history for its own stock. CalciMedica will continue to apply this method until a sufficient amount of historical information over a period equal to the expected term of the stock-based awards becomes available.

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources which are excluded from net loss. The Company’s only element of other comprehensive loss is unrealized gains and losses on marketable securities.

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

Beginning in November 2020, Private CalciMedica has paid consulting fees monthly to a consulting firm affiliated with the Company’s interim chief financial officer in connection with its consulting agreement. CalciMedica recorded expense of $521,000 and $223,000 during years ended December 31, 2023 and 2022, respectively.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. This update is effective for the Company beginning January 1, 2023. The Company adopted this ASU as of January 1, 2023, which did not have an impact on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU provides guidance that simplified the accounting for certain financial instruments with characteristics of liabilities and equity. The new guidance reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments intended to improve the information provided to users. The guidance also amended the derivative guidance for the “own stock” scope exception, which exempts qualifying instruments from being accounted for as derivatives if certain criteria are met. Finally, the standard changed the way certain convertible instruments are treated when calculating earnings per share. This guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

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

Under reverse recapitalization accounting, the assets and liabilities of Graybug were recorded at their fair value, which approximated book value due to the short-term nature of the instruments. The Company's consolidated financial statements reflect the issuance of 1,571,433 shares to the former stockholders of Graybug.

Under the terms of the Merger Agreement, immediately prior to the effective time of the Merger, each outstanding share of Private CalciMedica capital stock (after giving effect to the automatic conversion of all shares of Private CalciMedica preferred stock into shares of Private CalciMedica common stock, the automatic exercise of certain Private CalciMedica warrants to purchase shares of Private CalciMedica common stock in accordance with their terms (the “Private CalciMedica warrant exercises”), the conversion of Private CalciMedica convertible promissory notes into Private CalciMedica common stock and the closing of the private placement (as discussed in Note 7 - Convertible Preferred Stock, Common Stock, and Stockholders' Deficit)), was converted into the right to receive 0.0288 shares of Graybug common stock, which resulted in the issuance by Graybug of an aggregate of 3,946,540 shares of Graybug common stock to the stockholders of Private CalciMedica in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act and the rules promulgated thereunder. In addition, Graybug assumed the Private CalciMedica 2006 Stock Plan (See Note 8 - Stock-Based Compensation), and each outstanding and unexercised option to purchase Private CalciMedica common stock and each outstanding and unexercised warrant to purchase Private CalciMedica common stock (excluding the warrants which were automatically exercised pursuant to the Private CalciMedica warrant exercises) became options and warrants, respectively, to purchase shares of Graybug common stock. Immediately following the consummation of the Merger prior Private CalciMedica and Graybug stockholders collectively own approximately 72% and 28% of the Company, respectively, on a fully diluted basis.

As part of the reverse recapitalization, Private CalciMedica received $29.4 million of cash, cash equivalents and short-term investments, net of transaction costs. Private CalciMedica also obtained prepaid and other current assets of approximately $2.1 million and assumed payables and accrued expenses of approximately $2.3 million. Private CalciMedica also incurred transaction costs of approximately $4.6 million, which is recorded as a reduction to additional paid-in capital in the accompanying consolidated statement of convertible preferred stock and stockholders' equity (deficit). The Company also recorded one-time charges of $10.5 million for the acceleration of the Graybug stock awards and $5.7 million in severance charges that are recorded in the consolidated statements of operations and comprehensive loss for the twelve months ended December 31, 2023.

On March 17, 2023, in connection with the transactions contemplated by the Merger Agreement and following a special meeting of Graybug’s stockholders, Graybug filed an Amended and Restated Certificate of Incorporation effecting a reverse stock split of Graybug’s common stock, par value $0.0001 per share, at a ratio of 14:1.

4. Fair Value Measurements

The Company's assets and liabilities which are measured at fair value including short-term investments, warrants for preferred stock (“Preferred Warrants”), warrants for common stock related to the convertible promissory notes (“Convertible Promissory Note Warrants”), the liabilities are presented together on the balance sheets as “Warrant Liability” and convertible promissory notes. All assets and liabilities recorded at fair value are revalued at each measurement period.

Private CalciMedica elected the fair value option for the convertible promissory notes and estimated the fair value based on a discounted cash flow analysis, a form of the Income Approach. Several different settlement scenarios were considered, and probability weighted to arrive at the final valuation. Increases or decreases in the fair value of the convertible promissory notes can result from updates to assumptions such as the expected timing or probability of the different settlement scenarios, or changes in discount rates. Judgment is used in determining these assumptions as of the initial valuation date and at each subsequent reporting period. Updates to assumptions could have a significant impact on the Company’s results of operations in any given period.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$3,634	$—	$—	$3,634
Commercial paper	—	1,738	—	1,738
Total cash equivalents	3,634	1,738	—	5,372
Short-term investments:
Commercial paper	—	5,213	—	5,213
U.S. Government sponsored entities - mortgage-backed securities	—	495	—	495
Total short-term investments	—	5,708	—	5,708
Total assets measured at fair value	$3,634	$7,446	$—	$11,080

Money market funds are highly liquid investments which are actively traded. The pricing information on the Company’s money market funds is based on quoted prices in active markets for identical securities. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

Commercial paper and U.S. Government sponsored entities - mortgage-backed are classified as Level 2 with in the hierarchy and are carried at fair value with unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. The Company estimates the fair values of these securities by taking into consideration valuations obtained from third-party pricing sources.

No fair value liabilities exist as of December 31, 2023.

The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible promissory notes	$—	$—	$5,157	$5,157
Preferred Warrants liability	—	—	1,453	1,453
Convertible Promissory Note Warrants liability	—	—	1,192	1,192
Total liabilities measured at fair value	$—	$—	$7,802	$7,802

The following provides a reconciliation for all liabilities measured at fair value using Level 3 inputs for the year ended December 31, 2023 (in thousands):

Convertible Promissory Note liability
Balance at December 31, 2022	$5,157
Change in Fair Value of Convertible Promissory Notes	(2,022)
Accrued Interest	110
Conversion of Convertible Promissory Notes to equity	(3,245)
Balance at December 31, 2023	$—

Preferred Warrant liability
Balance at December 31, 2022	$1,453
Change in Fair Value of Preferred Warrants	(795)
Conversion of warrant liability to equity	(658)
Balance at December 31, 2023	$—

Convertible Promissory Note Warrants liability
Balance at December 31, 2022	$1,192
Change in Fair Value of Convertible Promissory Note Warrants	(351)
Conversion of Convertible Promissory Note Warrants liability to equity	(841)
Balance at December 31, 2023	$—

The following table presents information as to cost, unrealized gains and losses and fair value determination of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$3,634	$—	$—	$3,634
Commercial paper	1,738	—	—	1,738
Total cash equivalents	5,372	—	—	5,372
Short-term investments:
Commercial paper	5,211	2	—	5,213
U.S. Government sponsored entities - mortgage-backed securities	495	—	—	495
Total short-term investments	5,706	2	—	5,708
Total assets measured at fair value	$11,078	$2	$—	$11,080

As of December 31, 2023, the contractual maturities of all available-for-sale investments were less than 12 months. The Company periodically reviews the available-for-sale for other-than-temporary impairment loss. The Company had short-term investments in unrealized gain positions as of December 31, 2023.

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

Prior to the Merger, the Convertible Promissory Note Warrants were not deemed equity and were classified as a liability on balance sheets. The Convertible Promissory Note Warrants were valued using a series of Monte Carlo simulations and Black-Scholes to determine the fair value, probability weighted for difference scenarios. The Monte Carlo simulations determined the liquidity event price. The Black-Scholes warrant value is discounted from the respective event date using the risk-free rate. The Black-Scholes valuation included standard assumptions such as exercise price, expected term, risk-free rate, volatility, and a dividend yield of zero. The Company estimated initial fair value of the Convertible Promissory Note Warrants utilizing the following range of assumptions for the difference scenarios: exercise price ($0.01), risk-free rate (3.02% - 4.20%), volatility (63% - 67%), and expected term (4.1 - 4.6 years). As of the date of the Merger, the Convertible Promissory Note Warrants which were converted into 152,871 shares of common stock were revalued, using the price of the common stock of Graybug of $5.50.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued payroll and other employee benefits	$935	$36
Accrued severance	89	—
Accrued professional fees	345	486
Accrued franchise tax	77	2
Accrued other	22	48
Total accrued expenses	$1,468	$572

7. Convertible Preferred Stock, Common Stock and Stockholders' Deficit

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

Shelf Registration Statement and At the Market Offering

In August 2023, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”). The Shelf Registration Statement permits the offering, issuance and sale of common stock, preferred stock, debt securities and warrants having an aggregate offering price of up to $100.0 million in one or more offerings and in any combination of the foregoing. As of December 31, 2023, $99.7 million remains available for sale under the Shelf Registration Statement.

The Shelf Registration Statement contains two prospectuses, a base prospectus and an at the market offering prospectus that covers the offering, issuance and sale of up to $4.7 million of common stock pursuant to an at-the-market offering agreement (“ATM Agreement”) with H.C Wainwright & Co., LLC, acting as sales agent (“ATM Facility”). The Company intends to use the net proceeds from the ATM Facility for general corporate purposes, which may include research and development expenses, clinical trial expenses, capital expenditures and working capital. The ATM Facility will terminate upon the earlier of (i) the sale of all of the shares of the Company’s common stock provided for in the at the market offering prospectus or (ii) termination of the ATM Agreement as permitted therein. The ATM Agreement may be terminated at any time by either party upon written notice. As of December 31, 2023, the Company has sold 92,572 shares of common stock for net proceeds of $246,000 which includes $11,000 of commissions paid under the ATM Facility and $4.4 million remains available for sale under the ATM Facility.

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

In connection with the issuance of Series C-2 preferred in May 2020, Private CalciMedica issued a warrant (“Series C-2 Warrant”), which was exercisable for 2,786,567 shares of Series C-2 preferred at an exercise price of $0.77 per share. The Series C-2 Warrant was exercisable at any time after May 20, 2020, through the earliest to occur of ten years after the issue date or prior to the date of a deemed liquidation, public combination or an initial public offering. Prior to the Merger, the Series C-2 Warrants converted into 2,786,567 common share of Private CalciMedica. In conjunction with the Merger, the common shares converted into 80,254 shares of common stock at a fair value of $0.4 million. The Series C-2 Warrant was accounted for as a liability and had a fair value of $0.9 million at December 31, 2022.

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

The Company recognized a total change in fair value of the preferred stock warrants of $795,000 and $3.0 million for the years ended December 31, 2023 and 2022, respectively.

In November 2020, Private CalciMedica granted a warrant to purchase 400,000 shares of common stock to a consulting firm affiliated with its interim chief financial officer in connection with its consulting agreement. The warrant has a 10-year term, an exercise price of $0.19, and vests ratably over 24 months commencing on the effective date. At the date of issuance, the fair value of the warrant was determined to be $120,000, utilizing Black-Scholes with the following assumptions: expected term of ten years, risk-free rate of 0.96%, volatility of 80.0% and a dividend yield of zero, which has been recognized as general and administrative expense over the vesting period. In conjunction with the Merger, the warrant converted to 11,520 warrants of CalciMedica at an exercise price of $6.60. The warrant is classified as equity and the Company expensed $50,000 for the year ended December 31, 2022, respectively.

In October 2022, Private CalciMedica granted warrants to certain officers and directors to purchase 496,970 shares of common stock. The warrants have a 10-year term, an exercise price of $10.42, and vest ratably over 12 and 48 months. At the date of issuance, the fair value of the warrants collectively was $125,000 and was determined utilizing Black-Scholes and will be recognized as general and administrative expense over the vesting periods. Assumptions used in the valuation were as follows: expected term of ten years, risk free rate of 4.10%, volatility of 82% and a dividend yield of zero. In conjunction with the Merger, the warrants converted to 14,313 warrants of CalciMedica at an exercise price of $10.42. The warrants are classified as equity, and the Company expensed $90,000 and 28,000 to general and administrative expense in the years ended December 31, 2023 and 2022, respectively.

8. Stock-based Compensation

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

2023 Equity Incentive Plan

The Company adopted 2023 Equity Incentive Plan (the “2023 Plan”), which became effective at the closing of the Merger. As of the effective time of the Merger, there were 1,000,000 shares of the Company’s common stock available for grant under the 2023 Plan. In addition, the share reserve is subject to annual increases each January 1 for the first ten years following approval of the 2023 Plan of up to 5% of shares of the Company’s common stock outstanding (or a lesser number determined by the Company’s board of directors). As of December 31, 2023, 96,594 options have been returned but are unavailable for future grant under the 2006 Plan. As of December 31, 2023, 394,309 shares were available for grant under the 2023 Plan.

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

As of December 31, 2023, no shares have been issued under the 2023 ESPP.

The following table summarizes the stock option transactions for the 2006 and 2023 Plans:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	739,511	$6.94	7.36	$8,903
Assumed in the Merger	310,431	76.72
Granted	785,922	6.48
Cancelled	(96,594)	70.51
Outstanding at December 31, 2023	1,739,270	$15.71	6.99	$76
Vested and exercisable at December 31, 2023	940,098	$6.18	5.97	$76

There were no options exercised during the year ended December 31, 2023. The weighted-average fair value of options granted during the years ended December 31, 2023 and 2022 was $2.34 and $12.85 per share, respectively. The total fair value of shares vested was $11.9 million (which includes $10.5 million related to the acceleration of vesting of the Graybug stock awards at the date of the Merger) for the year ended December 31, 2023 and $1.7 million for the year ended December 31, 2022.

As of December 31, 2023, stock-based compensation not yet recognized is $2.3 million, which the Company expects to recognize over an estimated weighted-average term of 2.4 years.

The following is the range of underlying assumptions in Black-Scholes to determine the fair value of the stock option grants for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Risk free interest rate	3.50%-3.56%	2.80%-3.28%
Expected volatility	75%-76%	82%
Expected term (years)	6.25	5.00-6.25
Expected dividend yield	0%	0%

Stock-based Compensation Expense

Stock-based compensation expense recognized for options and restricted stock units granted was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$2,449	$499
General and administrative	9,590	902
Total	12,039	1,401
Statement of convertible preferred stock and stockholders' equity (deficit)
Settlement of 2021 and 2020 accrued bonus and employee costs	—	406
Total stock-based compensation expense	$12,039	$1,807

The stock-based compensation expense for the year ended December 31, 2023, includes one-time charges for the acceleration of vesting of the Graybug stock options at the date of the Merger of $1.9 million and $8.6 million in research and development and general and administrative expenses, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at December 31, 2023:

December 31,
2023
Common stock warrants	276,437
Stock options issued and outstanding	1,739,270
Shares available for issuance under the 2023 Plan	394,309
Shares available under the 2023 ESPP	65,000
Total	2,475,016

9. Commitments and Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

The Company has historically entered into contracts in the normal course of business with contract development and manufacturing organizations, for the manufacturing process development and the preclinical/clinical supply manufacturing, and its vendors for preclinical research studies and other services or products for operating purposes. These contracts generally provide for termination on notice of 60 to 90 days. As of December 31, 2023, there are three such contracts, with two CMO’s related to its development of Auxora and acquired as a result of the Merger with approximately $1.4 million and $1.2 million of associated costs, respectively, still in effect for future services, and there were no unpaid cancellation or other related costs.

The Company may also, from time to time, become party or subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Some of these proceedings have involved, and may involve in the future, claims that are subject to substantial uncertainties and unascertainable damages.

Operating Lease Agreements

The Company has an operating lease for office space in La Jolla, California. In January 2023, an amendment was executed for a twelve month term and therefore qualifies for the short-term lease exception. The lease was amended and renewed in December 2023 for an additional twelve month term and therefore qualifies for the short-term lease exception. Base rent for this lease is approximately $10,000 monthly.

As a result of the Merger, the Company had leased a facility in Baltimore, Maryland under an operating lease with a term through June 2023 and was accounted for under ASC 842. The facility has been abandoned and the asset was fully impaired in 2022 and was reflected in Graybug’s financial statements in 2022 and there is no impact to the years ended December 31, 2023 and 2022. The lease expired in June 2023.

Rent expense for the years ended December 31, 2023 and 2022 was $274,000 and $221,000, respectively, which is included in operating expenses. The lease obligation was included in other current liabilities in the consolidated balance sheets.

10. Employee Benefits

In January 2007, Private CalciMedica adopted a defined contribution 401(k) plan for substantially all employees. Contributions made by CalciMedica to the 401(k) plan were $78,000 and $31,000 for the years ended December 31, 2023 and 2022, respectively.

11. Income Taxes

The effective tax rate if the Company’ provision (benefit) for income taxes differs from the federal statutory rate as follows (in thousands):

	Year Ended December 31,
	2023	2022
Tax computed at federal statutory rate	$(7,214))	$(1,624)
State tax, net of federal tax benefit	1	1
Permanent differences	(616)	(1237)
Research and development tax credits, net of uncertain positions	(705)	(454)
Valuation allowance	8,535	3,315
Income tax expense	$1	$1

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. Significant components of deferred tax assets (liabilities) at December 31 are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$58,535	$15,839
State tax, net of federal tax benefit	9,865	6,407
Accrued and deferred expenses	93	167
Research and development credit carry forwards	12,403	5,736
Lease liabilities	—	11
Other	1,699	118
Total deferred tax assets	82,595	28,278
Deferred tax liabilities
Right-of-use assets	—	(10)
Valuation allowance	(21)	(28)
Total deferred tax liabilities	(21)	(38)
Total net deferred tax assets	82,574	28,240
Less: valuation allowance	(82,574)	(28,240)
Net deferred taxes	$—	$—

The Company provided a full valuation allowance on the net deferred tax asset because management has determined that it is more-likely-than-not that the Company will not earn income sufficient to realize the deferred tax assets during the carryforward period. As of December 31, 2023, the Company has federal and state NOLs available of approximately $278.7 million and $103.5 million, respectively, to offset future taxable income, if any, for federal and state income tax purposes. The federal and state NOLs expire beginning in 2026. The Company has $204.1 million of post-2017 federal NOL carryforwards that carry forward indefinitely. In addition, under the Tax Act the amount of net operating losses generated in taxable periods beginning after December 31, 2017, that the Company is permitted to deduct in any taxable year is limited to 80% of taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. The Tax Act generally eliminates the ability to carry back any net operating loss to prior taxable years, while allowing post-2017 unused net operating losses to be carried forward indefinitely.

As of December 31, 2023, the Company has federal and state research and development credit carryforwards available of approximately $12.4 million and $2.4 million, respectively. Federal research and development carryforwards expire beginning in 2027. State research and development carryforwards do not expire.

Pursuant to Internal Revenue Code of 1986, as amended (the “Code”) specifically by IRC §382, the Company’s ability to use net operating loss carryforwards to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company has not completed an ownership change analysis pursuant to IRC Section 382. If ownership changes within the meaning of IRC Section 382 are identified as having occurred, the amount of remaining tax attribute carryforwards available to offset future taxable income and income tax expense in future years may be significantly reduced. Any limitation may result in the expiration of a portion of the NOL carryforwards before utilization.

The change in the Company’s unrecognized tax benefits is summarized as follows (in thousands):

Balance at December 31, 2021	$6,457
Increase related to current year tax positions	973
Additions for tax positions of prior years	76
Balance at December 31, 2022	$7,506
Increase related to current year tax positions	2,846
Additions for tax positions of prior years	21
Additions in connection with the reverse merger	847
Reduction for tax positions of prior years	(140)
Balance at December 31, 2023	$11,080

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold to be recognized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties and has not recognized interest and/ or penalties in the statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022. Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities or expiration of a statute of limitations barring an assessment for an issue.

As of December 31, 2023, and 2022, unrecognized tax benefits associated with uncertain tax positions was approximately $9.1 million and $6.1 million respectively. If recognized, this would affect the effective tax rate, subject to valuation allowance. As of December 31, 2023, the Company did not recognize any interest and penalties associated with unrecognized tax benefits. Due to net operating losses incurred, tax years from inception remain open to examination by the Federal and State taxing jurisdictions to which we are subject. The Company is not currently under Internal Revenue Services (IRS), state or local tax examination.

12. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss	$(34,357)	$(7,824)
Denominator
Weighted average common stock outstanding, basic and diluted	4,486,258	82,245
Net loss per share, basic and diluted	$(7.66)	$(111.16)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of December 31,
	2023	2022
Convertible preferred stock	—	2,442,852
Warrants to purchase convertible preferred stock	—	328,859
Stock options to purchase common stock	1,739,270	739,544
Warrants to purchase common stock	276,437	11,520
	2,015,707	3,522,775

13. Subsequent Events

Private Placement

On January 19, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors, in which the Company sold the following securities to the accredited investors in a private placement transaction (the “Private Placement”) (i) an aggregate of 4,985,610 shares (the “Shares”) of common stock, par value $0.0001 per share; (ii) to certain investors, in lieu of Shares, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 306,506 shares of common stock; (iii) Tranche A Common Warrants (the “Tranche A Common Warrants”) to purchase an aggregate of up to 2,646,058 shares of common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of common stock issuable upon exercise of such Pre-Funded Warrants); and (iv) Tranche B Common Warrants (the “Tranche B Common Warrants” and together with the Tranche A Common Warrants, the “Common Warrants”) to purchase an aggregate of up to 2,646,058 shares of common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of common stock issuable upon exercise of such Pre-Funded Warrants). The Purchase Price per Share and accompanying Common Warrants was $3.827 (or $4.3915 for directors, employees or consultants of the Company participating in the Private Placement) (or $3.8269 per Pre-Funded Warrant and accompanying Common Warrants, which represented the price of $3.827 per Share and accompanying Common Warrants minus the $0.0001 per share exercise price of each such Pre-Funded Warrant).

The initial closing of the Private Placement occurred on January 23, 2024 and the second closing occurred on February 5, 2024. Gross proceeds from the transaction were $20.4 million with net proceeds of approximately $19.0 million after deducting $1.4 million in commissions and other transaction costs.