Form 10-K/A
period 2023-12-31
CalciMedica, Inc.
filed 2024-04-29
CIK 1534133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K/A
(AMENDMENT NO. 1)

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
(Registrant’s Telephone Number, Including Area Code)
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
Yes ☐ No ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates
of the registrant computed by reference to the closing price of the registrant’s common stock on June 30, 2023 was approximately $11.7 million. Shares of common stock held by each executive officer, director and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the Registrant’s common stock outstanding as of March 21, 2024 was 10,740,115.

PCAOB ID: 42	Auditor Name: Ernst & Young LLP	Auditor Location: San Diego, California
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Amendment”) amends the Annual Report on Form
10-K
of CalciMedica, Inc. for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2024 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications by our principal executive and principal financial officers. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.
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
On March 17, 2023, in connection with the transactions contemplated by the Merger Agreement, Graybug filed an Amended and Restated Certificate of Incorporation effecting a reverse stock split of Graybug’s common stock at a ratio of 14:1 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the number of issued and outstanding shares of Graybug’s common stock immediately prior to the Reverse Stock Split was reduced into a smaller number of shares, such that every 14 shares of Graybug’s common stock held by a stockholder immediately prior to the Reverse Stock Split were combined and reclassified into one share of common stock after the Reverse Stock Split. Unless otherwise noted, the information in this Amendment as of and for the periods prior to the effective date of the Merger gives effect to the Reverse Stock Split and the Merger.
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

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Our Board of Directors (“Board of Directors” or “Board”) currently consists of seven directors. Class I directors have a term expiring in 2024, Class II directors have a term expiring in 2025 and Class III directors have a term expiring in 2026.

The brief biographies below include information, as of the date of this Amendment, regarding the specific and particular experience, qualifications, attributes or skills of each director.

Name	Age	Position Held With the Company
Robert N. Wilson(2)(3)	83	Chair of the Board and Class III Director
A. Rachel Leheny, Ph.D.	60	Chief Executive Officer and Class II Director
Eric W. Roberts	60	Chief Business Officer and Class II Director
Eric Bjerkholt(1)	64	Class I Director
Frederic Guerard, Pharm.D.	51	Class II Director
Fred Middleton(1) (2)	74	Class I Director
Allan Shaw(1)(2) (3)	60	Class III Director

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee
(3)	Member of our Nominating and Corporate Governance Committee

Robert N. Wilson has served as a member of the Board of Directors since the closing of the Merger in March 2023. Prior to that, he served on Private CalciMedica’s board of directors from November 2020 to March 2023. Mr. Wilson served as chairman of the board of directors of Mevion Medical Systems, Inc. from 2005 to 2016. Mr. Wilson was also a member of the board of directors of Hess Corporation from 1991 to 2015, and a member of the board of directors of Charles Schwab Corporation from 2003 to 2020, as well as a director of other private companies. Mr. Wilson was chairman of Caxton Health Holdings from 2004 to 2007. He was also vice chairman of the board of directors of Johnson & Johnson from 1989 until 2003. Mr. Wilson holds a B.A. from Georgetown College and an Executive Management degree from Columbia University. The Board of Directors believes that Mr. Wilson’s knowledge and extensive experience in the pharmaceutical industry, his managerial, marketing, financial and international experience, and his significant experience as a director for other publicly traded companies qualify him to serve on the Board of Directors.

A. Rachel Leheny, Ph.D. has served as our Chief Executive Officer and a member of the Board of Directors since the closing of the Merger in March 2023. Prior to that, she served as Private CalciMedica’s Chief Executive Officer and a member of its board of directors from September 2019 to March 2023. Dr. Leheny is Private CalciMedica’s former chairperson of the board. Dr. Leheny has been a founding managing director of Valence Life Sciences since 2012. Dr. Leheny serves on the board of directors of Dalcor Pharmaceuticals and previously served on the boards of directors of Anthera Pharmaceuticals, Inc. and Corthera, Inc. Additionally, from June 2006 to March 2014, Dr. Leheny served as a founding managing director of Caxton Advantage Venture Partners. From April 2000 to June 2002, she was head of the biotechnology research team at Lehman Brothers. From April 1998 to April 2000, Dr. Leheny headed the biotechnology research team at UBS Warburg and, before that, from April 1993 to April 1998, she worked at Hambrecht & Quist, as managing director and senior biotechnology analyst. In 2007, Dr. Leheny became a founding board member of the Clearity Foundation and served as interim chief operating officer of Clearity from March 2015 to February 2017. Dr. Leheny holds an A.B. in Chemistry from Harvard University and a Ph.D. in Chemistry from Columbia University. She did post-doctoral work at the University of California at Berkeley, where she was a National Institutes of Health fellow and lecturer. The Board of Directors believes that Dr. Leheny’s extensive experience in the life sciences industry as a scientist, a research analyst at several investment banks, and as a venture capital investor, qualify her to serve on the Board of Directors.

Eric W. Roberts has served as our Chief Business Officer and member of the Board of Directors since the closing of the Merger in March 2023. Prior to that, he served as Private CalciMedica’s Chief Business Officer and a member of its board of directors and is vice chairman from May 2020 to March 2023. Mr. Roberts has been a founding managing director of Valence Life Sciences since 2012. Mr. Roberts is also a founding member of Valence Investments SPV IV, Valence Investments SPV V and Valence Investments SPV VI. Additionally, from June 2006 to December 2019, Mr. Roberts served as a founding managing director of Caxton Advantage Venture Partners. From June 2015 to October 2019, Mr. Roberts served on the board of directors of VIVUS, Inc., a former publicly traded biopharmaceutical company. Mr. Roberts previously served as a member of the board of directors of Invuity, Inc. from June 2012 until its sale to Stryker Corporation in October 2018 and as a member of the board of directors of Gemin X Pharmaceuticals, Inc. from July 2008 until its sale to Cephalon, Inc. (now Teva Pharmaceutical Industries Ltd.) in March 2012. From 1986 to 2004, Mr. Roberts served in a variety of roles as an investment banker, including as co-head of the healthcare investment banking group at Lehman Brothers from April 2000 to January 2004, managing director and partner at Dillon, Read & Co. Inc. from April 1989 to April 2000 and a member of Citicorp’s mergers and venture capital groups from June 1986 to April 1989. Mr. Roberts holds a B.S. in Economics from The Wharton School of the University of Pennsylvania. The Board of Directors believes that Mr. Roberts’s extensive experience in investment banking at several investment banks and experience as a venture capital investor as well as experience on a public and private company boards qualifies him to serve on the Board of Directors.

Eric Bjerkholt has served as a member of the Board of Directors since September 2020. Since September 2023, Mr. Bjerkholt has served as the Chief Financial Officer of Mirum Pharmaceuticals, Inc. Prior to that, he served as the Chief Financial Officer of Chinook Therapeutics, Inc., a biotechnology company developing treatments for kidney diseases, from November 2020 until its acquisition by Novartis AG in August 2023. From April 2017 to November 2020, Mr. Bjerkholt served as the Chief Financial Officer of Aimmune Therapeutics, Inc., a biotechnology company developing treatments for food allergies. From 2004 until April 2017, Mr. Bjerkholt held various roles at Sunesis Pharmaceuticals, Inc., a biopharmaceutical company developing oncology therapeutics, including as Executive Vice President, Corporate Development and Finance and Chief Financial Officer. From 2002 to 2004, he was Senior Vice President and Chief Financial Officer at IntraBiotics Pharmaceuticals, Inc., a biopharmaceutical company that was acquired by Ardea Biosciences, Inc. in 2006. Mr. Bjerkholt was a co-founder of LifeSpring Nutrition, Inc., a nutraceutical company, and from 1999 to 2002 served at various times as its Chief Executive Officer, President, and Chief Financial Officer. From 1990 to 1997, he also served as a vice president in the healthcare banking group at J.P. Morgan & Co. Incorporated, an international banking firm. He has served on the boards of directors of several publicly traded companies, including as a member of the board of directors and chair of the audit committee of Corium, Inc. until its acquisition by Gurnet Point Capital in November 2018, and as a member of the board of directors and as chair of the audit committee of StemCells, a biotechnology company, until its November 2016 acquisition by Microbot Medical Ltd. He has served on the boards of directors of Cerus Corporation, a biotechnology company, since October 2018 and Surrozen, Inc., a biotechnology company, since April 2023. He holds a Cand. Oecon degree in Economics from the University of Oslo and an M.B.A. from Harvard Business School. The Board of Directors believes that Mr. Bjerkholt’s financial experience and expertise and industry knowledge provide him with the qualifications and skills to serve on the Board of Directors.

Frederic Guerard, Pharm.D. has served as a member of the Board of Directors since February 2019. Since October 2023, he has served as the Chief Executive Officer of Opthea Limited. From February 2019 to the closing of the Merger in March 2023, he served as the President and Chief Executive Officer of Graybug. From 1999 to February 2019, Dr. Guerard held key leadership roles at Novartis AG, a multinational pharmaceutical company, including Worldwide Business Franchise Head of Ophthalmology from April 2016 to February 2019, Global Franchise Head of Pharmaceuticals at Alcon Laboratories, a Novartis company, from May 2015 to April 2016, Managing Director of the United Kingdom and Ireland from July 2012 to April 2015, and Country President and Managing Director of Australia and New Zealand from April 2009 to July 2012, among others. He has served on the boards of directors at Lenz Therapeutics since September 2021, Spiral Therapeutics since April 2023 and Unither Pharmaceuticals since July 2023. Dr. Guerard holds a Pharm.D. and a Master of Biological and Medical Sciences from the University of Rouen, France and a Master of Marketing from HEC Paris. The Board of Directors believes that Dr. Guerard is qualified to serve on the Board of Directors because of his extensive experience serving in leadership positions in biotechnology companies, as well as the operational expertise and continuity that he brings to the Board of Directors.

Fred Middleton has served as a member of the Board of Directors since the closing of the Merger in March 2023. Prior to that, he served on Private CalciMedica’s board of directors from May 2020 to March 2023. Since 1987, Mr. Middleton has served as a Managing Director of Sanderling Ventures (“Sanderling”), where he has worked for over 30 years as an investor, management team member and board member in over 20 new biomedical ventures built in Sanderling’s venture investment portfolios. Mr. Middleton has served as a board member of Chimerix, Inc., a publicly traded company, since June 2019. He also serves on the boards of directors of Asteres Inc. and Theravida, Inc., both of which are privately held companies, and served on the board of directors of Viacyte, Inc., which was recently acquired by Vertex Pharmaceuticals. He served as chief financial officer and a member of the board of directors of Regeneron Pharmaceuticals, Inc. from 1991 through 2001. Earlier in his career, from 1978 through 1984, Mr. Middleton served as the third original member of the Genentech management team as its chief financial officer. Mr. Middleton holds a B.S. in Chemistry from the Massachusetts Institute of Technology and an M.B.A. from Harvard Business School. The Board of Directors believes that Mr. Middleton’s expertise and extensive experience in the pharmaceutical industry qualifies him to serve on the Board of Directors.

Allan Shaw has served as a member of the Board of Directors since the closing of the Merger in March 2023. Prior to that, he served on Private CalciMedica’s board of directors from October 2021 to March 2023. Since May 2020, Mr. Shaw has served as the chief financial officer of Portage Biotech Inc., a publicly traded biotechnology company. He has also served on the board of directors of Evecxia Therapeutics, Inc. since October 2023. Since September 2017, Mr. Shaw has served as a special advisor and consulting chief financial officer to biopharmaceutical companies. From January 2016 to February 2017, Mr. Shaw served as chief financial officer and treasurer of Syndax Pharmaceuticals, Inc., a publicly traded clinical stage biopharmaceutical company. Mr. Shaw also previously served as chief financial officer of various companies including NewLead Holdings Ltd. from October 2009 to July 2011, Serono S.A. from November 2002 to May 2004, and Viatel, Inc. from November 1994 to June 2002. Mr. Shaw previously served as managing director of Alvarez & Marsal LLC from December 2011 to March 2015 and as founder and senior managing director at Shaw Strategic Capital LLC from 2005 to 2009. Mr. Shaw served as a member of the board of directors of Blue Water Vaccines, Inc. from January 2020 to August 2022. From September 2015 to October 2019, he was a member of the board of directors of VIVUS, Inc., a former publicly traded biopharmaceutical company, and, from October 2013 to June 2016, he was a member of the board of directors of Akari Therapeutics, Plc. (formerly Celsus Therapeutics, plc), a publicly traded biopharmaceutical company. Mr. Shaw was also a director of various other private companies. Mr. Shaw holds a B.S. in Applied Science and Accounting from the State University of New York (Oswego College) and is a certified public accountant in the State of New York. The Board of Directors believes that Mr. Shaw’s extensive leadership experience and diverse industry background qualifies him to serve on the Board of Directors.

EXECUTIVE OFFICERS

The following table sets forth our current executive officers, their ages and the positions held by each such person with the Company:

Name	Age	Position Held With the Company
A. Rachel Leheny, Ph.D.	60	Chief Executive Officer and Class II Director
Michael J. Dunn, MBA	68	President and Chief Operating Officer
Daniel Geffken, MBA	67	Interim Chief Financial Officer
Sudarshan Hebbar, M.D.	59	Chief Medical Officer
Eric W. Roberts	60	Chief Business Officer and Class II Director
Kenneth A. Stauderman, Ph.D.	71	Chief Scientific Officer

Dr. Leheny’s biographical information is set forth above.

Michael J. Dunn, MBA has served as our President and Chief Operating Officer since the closing of the Merger in March 2023. Prior to that he served as the President and Chief Operating Officer of Private CalciMedica from 2014 to March 2023, and as its Senior Vice President, Corporate Development from 2013 to 2014. Mr. Dunn also served as a member of Private CalciMedica’s board of directors from 2014 to May 2020. Mr. Dunn serves on the board of directors of Arisan Therapeutics and previously served on the board of directors of Aegea Biotechnologies from 2012 to 2017. From 2010 to 2013, Mr. Dunn was senior vice president, corporate development at Biocept, Inc. Prior to that, he served as vice president and chief business officer of Monogram Biosciences, Inc., which was acquired by Laboratory Corporation of America Holdings (d/b/a LabCorp) in 2009. From April 2003 to December 2004, Mr. Dunn was chief business officer for ACLARA BioSciences, Inc., through its merger with ViroLogic, Inc.; the combined entity subsequently changed its name to Monogram Biosciences, Inc. From March 2002 to April 2003, Mr. Dunn served as executive vice president of business development for ActivX Biosciences, Inc., a biotechnology company, and helped engineer a partnership with Kyorin Pharmaceuticals, Co. Ltd. of Japan, which acquired ActivX Biosciences, Inc. the following year. From July 1998 to March 2002, Mr. Dunn was vice president of business development for Aurora Biosciences Corporation, a biotechnology tools company, through its acquisition by Vertex Pharmaceuticals. From 1995 to 1998, Mr. Dunn was vice president of business development for SIBIA Neurosciences, Inc., a publicly traded company, and, from 1984 to 1994, was director of business development at the predecessor company, SIBIA, Inc. Mr. Dunn holds an M.B.A. from the University of San Diego and a bachelor’s degree in Biology from the University of Chicago.

Daniel Geffken, MBA has served as our Interim Chief Financial Officer since the closing of the Merger in March 2023. Prior to that, he served as Private CalciMedica’s Interim Chief Financial Officer from October 2020 to March 2023. Since August 2010, Mr. Geffken has served as a founder and managing director at Danforth Advisors, LLC (“Danforth”), where he has served as a consultant to life science and biotechnology companies. Mr. Geffken has served through Danforth as interim Chief Financial Officer of Eloxx Pharmaceuticals, Inc., a publicly traded company, since April 2021. He previously served as interim Chief Financial Officer through Danforth of Elicio Therapeutics Inc. from April 2014 to May 2023 and as a member of its board of directors from April 2014 until June 2023. Mr. Geffken, through Danforth, previously served as interim chief financial officer of various companies including Atea Pharmaceuticals, Inc. from July 2019 to September 2020, Lysosomal Technologies, Inc. from July 2013 to July 2020, Promedior, Inc. from May 2012 to March 2020, and Stealth BioTherapeutics Corp from November 2016 to May 2019. Mr. Geffken, through Danforth, previously served as senior financial advisor of various companies including Graybug Vision, Inc. from September 2019 to October 2020, Cabaletta Bio, Inc. from April 2018 to December 2019, Kallyope, Inc. from September 2015 to December 2019, Lyra Therapeutics, Inc. from November 2015 to April 2019, and ImmunsanT, Inc. from October 2018 to March 2019. Since 2019, Mr. Geffken has been a member of the board of directors of Windtree Therapeutics, Inc., a publicly traded biopharmaceutical company, and, from May 2013 to October 2017, he was a member of the board of directors of Alcobra Ltd., a publicly traded biotechnology company that merged with Arcturus Therapeutics, Inc. From November 2017 until May 2018, Mr. Geffken served on the board of directors of Arcturus Therapeutics Ltd., a publicly traded biopharmaceutical company. Mr. Geffken holds a B.S. in Economics from The Wharton School of the University of Pennsylvania and a M.B.A. from Harvard Business School.

Sudarshan Hebbar, M.D. has served as our Chief Medical Officer since the closing of the Merger in March 2023. Prior to that, he served in various roles at Private CalciMedica including as its Chief Medical Officer from April 2017 to March 2023, its Senior Vice President of Clinical Development, from November 2015 to April 2017, and as a consultant from June 2014 to November 2015. From January 2015 to October 2015, Dr. Hebbar was a consultant for Mallinckrodt Pharmaceuticals, where he served as the clinical development lead for a global multicenter Phase 4 trial. From July 2013 to June 2014, he was the vice president of nephrology at Thrasos Innovation. From July 2013 to October 2013, Dr. Hebbar served as medical vice president and a member of the U.S. board of directors at Oncimmune Holdings plc, an immunodiagnostics company. Before joining Oncimmune, Dr. Hebbar served as a medical director at Reata Pharmaceuticals, Inc., a publicly traded biopharmaceutical company. Dr. Hebbar began his industry career at Abbott Laboratories, where he served as a senior medical director. Prior to joining Abbott Laboratories, Dr. Hebbar was a medical director at Dialysis Clinics Incorporated and a partner at Kidney Associates of Kansas City. Dr. Hebbar holds a B.A. in Natural Sciences from The Johns Hopkins University and an M.D. from Tulane University School of Medicine. He completed a residency in Internal Medicine and a fellowship in Critical Care Medicine, both at Hennepin County Medical Center, a fellowship in Nephrology at the University of Chicago and a fellowship in Clinical Medical Ethics at The Maclean Center for Clinical Medical Ethics at the University of Chicago.

Mr. Roberts’s biographical information is set forth above.

Kenneth A. Stauderman, Ph.D. has served as our Chief Scientific Officer since the closing of the Merger in March 2023. Dr. Stauderman is one of Private CalciMedica’s co-founders and served as its Chief Scientific Officer from April 2017 to March 2023, and previously served as its Senior Vice President of Research and Development, from August 2014 to April 2017, and as its Vice President of Research, from April 2007 to August 2014. From 2000 to 2007, Dr. Stauderman was executive director of biology and lead discovery at TorreyPines Therapeutics (f/k/a

Neurogenetics, Inc.). Prior to TorreyPines Therapeutics, Dr. Stauderman was director of molecular and cell biology at SIBIA Neurosciences, Inc. (which later became Merck Research Laboratories, San Diego) from 1994 to 2000, and senior scientist at Marion Merrell Dow Pharmaceuticals from 1986 to 1994. Dr. Stauderman holds a B.A. in Psychology from the University of Virginia and a Ph.D. in Pharmacology from the University of Texas Health Science Center at San Antonio.

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

Delinquent Section 16(a) Reports

To the Company’s knowledge, based solely on our review of copies of such forms furnished to us and written representations from these officers and directors, we believe that all Section 16(a) filing requirements were met during the year ended December 31, 2023, except that (1) in connection with the closing of the Merger on March 20, 2023, (i) Dan Geffken filed a late Form 3 and Form 4, (ii) entities affiliated with Valence Investments, affiliates of our Chief Executive Officer and Chief Business Officer, filed a late Form 3 and Form 4, and (iii) entities affiliated with Sanderling Ventures, an affiliate of a member of our Board and greater than 10% stockholder, filed a late Form 3 and Form 4, in each case, due to administrative issues obtaining EDGAR codes, and (2) each of Allan Shaw, Fred Middleton, Eric Bjerkholt and Robert Wilson filed a Form 4 on June 26, 2023 for a transaction occurring on May 8, 2023, in each case, due to administrative oversight.

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

Board’s Role in Risk Oversight

Our Board of Directors believes that open communication between management and the Board of Directors is essential for effective risk management and oversight. Our Board of Directors meets with our Chief Executive Officer and other members of the senior management team at quarterly Board of Director meetings, where, among other topics, they discuss strategy and risks in the context of reports from the management team and evaluate the risks inherent in significant transactions. While our Board of Directors is ultimately responsible for risk oversight, our Board committees assist the Board of Directors in fulfilling its oversight responsibilities in certain areas of risk. The Audit Committee assists our Board of Directors in fulfilling its oversight responsibilities with respect to risk management in the areas of internal control over financial reporting, disclosure controls and procedures, data privacy and cybersecurity, and corporate, legal and regulatory risk. The Compensation Committee assists our Board of Directors in assessing risks created by the incentives inherent in our compensation policies. The Nominating and Corporate Governance Committee assists our Board of Directors in fulfilling its oversight responsibilities with respect to corporate governance structures and processes, succession planning and Board organization, independence and structure.

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

Anti-hedging

We have adopted an Insider Trading Policy that applies to all of our employees, officers and directors, including our Chief Executive Officer and other executive officers, which prohibits such individuals from engaging in hedging or monetization transactions involving (i) our stock, such as zero cost collars, forward sale contracts, or contribute our stock to exchange funds in a manner that could be interpreted as hedging, or (ii) options or other derivative securities on our stock, such as puts and calls, whether on an exchange or in any other market, unless limited solely to exercising a compensatory equity grant issued by us. In addition, no employee, officer or director may use or pledge our securities as collateral in a margin account or as collateral for a loan unless preapproved by our compliance officer.

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

Stockholder Recommendations for Nominations to the Board of Directors

The Nominating and Corporate Governance Committee will consider properly submitted stockholder recommendations for candidates for our Board of Directors who meet the minimum qualifications described above. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum qualifications set forth above, based on whether or not the candidate was recommended by a stockholder. A stockholder of record can nominate a candidate for election to the Board of Directors by complying with the procedures in Article I, Section 1.12 of our bylaws. Any eligible stockholder who wishes to submit a nomination should review the requirements in the bylaws on nominations by stockholders. Any nomination should be sent in writing to the attention of our Corporate Secretary, c/o CalciMedica, Inc., 505 Coast Boulevard South, Suite 307, La Jolla, CA 92037. Submissions must include the full name of the proposed nominee, complete biographical information, a description of the proposed nominee’s qualifications as a director, other information specified in our bylaws, and a representation that the nominating stockholder is a beneficial owner or stockholder of record of our stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. These candidates are evaluated at meetings of the Nominating and Corporate Governance Committee and may be considered at any point during the year. If any materials are provided to the Corporate Secretary by a stockholder in connection with the recommendation of a director candidate, such materials are to be forwarded to the Nominating and Corporate Governance Committee.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

The following tables and accompanying narrative disclosure set forth information about the compensation provided to our named executive officers during the years ended December 31, 2023 and 2022. These executive officers, who include the individuals who served as our principal executive officer in 2023, the two most highly compensated executive officers (other than our principal executive officer) who were serving as executive officers at the end of the fiscal year ended December 31, 2023 and two additional individuals who would have been named executive officers but for the fact that they were not serving as executive officers at the end of the fiscal year ended December 31, 2023, were:

•	A. Rachel Leheny, Ph.D., Chief Executive Officer;

•	Eric W. Roberts, Chief Business Officer;

•	Kenneth A. Stauderman, Ph.D., Chief Scientific Officer;

•	Frederic Guerard, Former President, Chief Executive Officer, and Secretary;

•	Robert S. Breuil, Former Chief Financial Officer and Treasurer; and

•	Parisa Zamiri, M.D., Ph.D., Former Chief Medical Officer.

We refer to these individuals as our “named executive officers.”

Summary Compensation Table

The following table presents summary information regarding the total compensation for services rendered in all capacities that was earned by our named executive officers during the years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards(1) ($)		Stock Awards(2) ($)	Non-equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)		Total ($)
A. Rachel Leheny, Ph.D.(4) Chief Executive Officer	2023	318,859		350,000	(8)	248,634		—	93,560	1,782	(10)	1,012,835
Eric. W. Roberts(4) Chief Business Officer	2023	281,963		300,000	(8)	136,749		—	85,662	11,385	(11)	815,759
Kenneth A. Stauderman, Ph.D.(4) Chief Scientific Officer	2023	266,667		210,000	(8)	155,398		—	62,940	1,854	(12)	696,859
Frederic Guerard(5) Former Chief Executive Officer	2023	239,138	(6)	—		572	(9)	—	60,000	1,804,983	(13)	2,104,693
	2022	589,950		—		161,047		1,334,737	113,565	1,903		2,201,203
Robert Breuil(5) Former Chief Financial Officer	2023	142,741	(7)	—		4	(9)	—	60,000	960,877	(14)	1,163,622
	2022	419,354		—		60,464		556,231	58,710	2,201		1,096,959
Parisa Zamiri(5) Former Chief Medical Officer	2023	79,472		—		4,097	(9)	—	—	972,879	(15)	1,056,448
	2022	444,847		—		60,464		556,231	62,279	2,048		1,125,868

(1)

In accordance with SEC rules, this column reflects the aggregate grant date fair value of the stock option awards granted in the applicable year. These amounts have been computed in accordance with Financial Accounting Standards Board, Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB ASC Topic 718”). Assumptions used in the calculation of these amounts are described (i) with respect to CalciMedica and Private CalciMedica, in Note 8 to our audited financial statements in the Original Filing, and (ii) with respect to Graybug, in Note 7 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022. These amounts do not reflect the actual economic value that will be realized by our named executive officers upon the exercise of the stock options or the sale of the common stock underlying such stock options.

(2)

In accordance with SEC rules, this column reflects the aggregate grant date fair value of the restricted stock units granted in the applicable year. These amounts have been computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are described in Note 7 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022. These amounts do not reflect the actual economic value that will be realized by our named executive officers upon the vesting of the restricted stock units or the sale of the common stock underlying such restricted stock units.

(3)

Reflects cash bonuses earned in the applicable year based upon the achievement of Company objectives for the applicable year. Amounts listed for Dr. Leheny, Mr. Roberts and Dr. Stauderman were paid following the Merger and, as such, were not pro-rated for the portion of the year such named executive officers were employed by us.

(4)

Dr. Leheny, Mr. Roberts and Dr. Stauderman became executive officers of the Company effective as of the effective time of the Merger. All compensation reported for 2023 in this table reflects compensation paid by us or earned in the period following the Merger through December 31, 2023. See the section titled “—Annual Performance-Based Bonus Opportunity.”

(5)

Dr. Guerard’s and Mr. Breuil’s employment was terminated effective as of the effective time of the Merger. Dr. Zamiri’s employment was terminated on February 28, 2023, in advance of the closing of the Merger.

(6)	Includes fees paid following the Merger for Dr. Guerard’s service on the Board.
(7)	Includes fees paid to Mr. Breuil following the Merger pursuant to his post-Merger consulting agreement with us. See the section titled “—Agreements with our Named Executive Officers.”
(8)	Reflects discretionary bonuses paid to our named executive officers in 2023. For a discussion of the discretionary bonuses see the section titled “—Discretionary Bonus.”
(9)

Represents the incremental increase in fair value of options granted to the named executive officer that were amended pursuant to the Option Amendment Agreements as described below under the section titled “—Equity Incentive Plan Compensation.”

(10)	Represents amounts paid on behalf of Dr. Leheny for basic life insurance and accidental death and dismemberment insurance premiums.
(11)

Represents (i) $9,900 in 401(k) contributions made by the Company on behalf of Mr. Roberts and (ii) $1,485 in basic life insurance and accidental death and dismemberment insurance premiums paid on behalf of Mr. Roberts.

(12)	Represents amounts paid on behalf of Dr. Stauderman for basic life insurance and accidental death and dismemberment insurance premiums.
(13)

Represents (i) approximately $1,460,791, which represents severance benefits for which Dr. Guerard was entitled in connection with his termination upon the closing of the Merger, (ii) $320,582, which represents the intrinsic value of stock options and restricted stock unit awards granted to Dr. Guerard that were accelerated in connection with the Merger and (iii) approximately $23,610 for COBRA reimbursements following Dr. Guerard’s termination upon the closing of the Merger.

(14)

Represents (i) approximately $781,221, which represents severance benefits for which Mr. Breuil was entitled in connection with his termination upon the closing of the Merger, (ii) $140,393, which represents the intrinsic value of stock options and restricted stock unit awards granted to Mr. Breuil that were accelerated in connection with the Merger and (iii) $39,263 for COBRA reimbursements following Mr. Breuil’s termination upon the closing of the Merger.

(15)

Represents (i) approximately $829,084, which represents severance benefits for which Ms. Zamiri was entitled in connection with her termination and the closing of the Merger, (ii) $130,799, which represents the intrinsic value of stock options and restricted stock unit awards granted to Ms. Zamiri that were accelerated in connection with the Merger and (iii) approximately $12,996 for COBRA reimbursements following Ms. Zamiri’s termination.

Annual Base Salary

Base salaries for our named executive officers are initially established through arm’s-length negotiation at the time the executive is hired, taking into account such executive’s qualifications, experience, prior salary, the scope of his or her responsibilities, and competitive market compensation paid by other companies for similar positions within the industry. Base salaries are reviewed annually, typically in connection with our annual performance review process, and adjusted from time to time to realign salaries with market levels of compensation paid by our peer companies and after taking into account individual responsibilities, performance and experience. In making decisions regarding salary increases, we draw upon the expertise of our independent compensation consultant, who provides comparative compensation data from similar sized companies in our industry. We also draw upon the experience of members of our Board of Directors with other companies. The Compensation Committee has not previously applied specific formulas to determine increases, although it has generally awarded increases as a percentage of an executive officer’s then-current base salary. This strategy is consistent with our intent of offering base salaries that are cost-effective while remaining competitive.

Following the Merger, the compensation of our named executive officers has been determined by our Compensation Committee and recommended to our Board for approval without members of management present. Prior to the Merger, in January 2023, our Compensation Committee approved a salary increase for each of the Graybug named executive officers equal to 6.5% of their 2022 base salaries. In May 2023, upon the recommendation of our Compensation Committee, our Board approved salary increases for each of the CalciMedica named executive officers, which were based on peer data provided by our compensation consultant.

The 2023 annual base salaries for our named executive officers are set forth in the table below.

Name	2023 Base Salary ($)
A. Rachel Leheny, Ph.D.(1)	400,000
Eric. W. Roberts(2)	375,000
Kenneth A. Stauderman, Ph.D.(3)	350,000
Frederic Guerard	628,297
Robert Breuil	446,612
Parisa Zamiri	473,762

(1)

Dr. Leheny joined us as our Chief Executive Officer upon the closing of the Merger on March 20, 2023 at an annual base salary of $350,000. In May 2023, our Board of Directors increased her annual base salary to $400,000.

(2)

Mr. Roberts joined us as our Chief Business Officer upon the closing of the Merger on March 20, 2023 at an annual base salary of $300,000. In May 2023, our Board of Directors increased his annual base salary to $375,000.

(3)

Dr. Stauderman joined us as our Chief Scientific Officer upon the closing of the Merger on March 20, 2023 at an annual base salary of $300,000. In May 2023, our Board of Directors increased his annual base salary to $350,000.

Discretionary Bonuses

In May 2023, following the approval by the Compensation Committee, the Board ratified the payment of certain discretionary bonuses to our executive officers in recognition of such executive officer’s foregoing bonus opportunity in 2021 and 2022 due to the Company’s liquidity and capital resource needs. The bonuses were paid following the Merger in the amount of $350,000 to Dr. Leheny, $300,000 to Mr. Roberts and $210,000 to Dr. Stauderman.

Annual Performance-Based Bonus Opportunity

We seek to motivate and reward our executives for achievements relative to our corporate goals and expectations for each fiscal year. In 2023, each of our named executive officers was eligible to receive an annual performance bonus based on the achievement of performance goals as determined by our Board of Directors or an authorized committee thereof. Each named executive officer has a target bonus represented as a percentage of base salary (a “target bonus percentage”) each of which is set forth below. In 2023, our named executive officers were entitled to the following target bonus percentages:

Name	2023 Target Bonus
Frederic Guerard	55%
Robert S. Breuil	40%
Parisa Zamiri, M.D., Ph.D.	40%

On January 14, 2023, our Compensation Committee adopted a 2023 bonus program pursuant to which the Graybug named executive officers were eligible to receive cash bonus payments with a maximum payout of 25% of the annual target bonus, based on weighted performance metrics, with 80% payable upon the closing of the Merger, 10% payable upon divestiture of certain legacy programs of Graybug and 10% payable upon minimizing litigation costs associated with the Merger.

In addition, the board of directors of Private CalciMedica approved the following target bonus percentages for our named executive officers who were executive officers of Private CalciMedica prior to the Merger:

Name	2023 Target Bonus
A. Rachel Leheny, Ph.D.	50%
Eric W. Roberts	50%
Kenneth A. Stauderman, Ph.D.	40%

The annual corporate performance goals are generally tied to achievement of research, clinical, and regulatory milestones related to our clinical development programs. The Compensation Committee and our Board of Directors reviews the Company’s achievement of the corporate goals in their totality, taking into account the Company’s overall performance for the year.

For each of Dr. Guerard and Mr. Breuil, the payment of 2023 annual performance bonuses were made pursuant to our Change in Control and Severance Benefit Plan upon the closing of the Merger. See “—Summary Compensation Table” above and “—Potential Payments Upon Termination” below for a description of these payments. Dr. Zamiri’s 2023 annual performance bonus was made pursuant to a separation agreement. See “—Agreements with our Named Executive Officers” and “—Potential Payments Upon Termination” below for a description of this agreement.

For each of Dr. Leheny, Mr. Roberts and Dr. Stauderman, 2023 annual performance bonuses were based on achievement of Private CalciMedica’s corporate goals. The corporate goals established and achieved for 2023 included various development activities and objectives related to clinical trials, regulatory submission objectives and capital raising objectives. Our Compensation Committee and our Board of Directors (in the case of Dr. Leheny) determined that corporate goals were achieved at 100% for each of Dr. Leheny, Mr. Roberts and Dr. Stauderman. In March 2024, our Compensation Committee determined that although 2023 corporate goals had been achieved at 100%, given the Company’s liquidity and capital resources, annual performance bonuses for Dr. Leheny, Mr. Roberts and Dr. Stauderman would only be paid out at 50% achievement. This resulted in the payment of 2023 annual performance bonuses of $87,424 to Dr. Leheny, $80,044 to Mr. Roberts and $58,813 to Dr. Stauderman.

Equity Incentive Plan Compensation

From time to time, we grant equity awards in the form of stock options and, prior to the Merger, restricted stock units to our named executive officers, which are generally subject to vesting based on each named executive officer’s continued service with us. Each of our named executive officers currently holds outstanding options to purchase shares of our common stock that were granted under our equity incentive plans, as set forth in the table below titled “—2023 Outstanding Equity Awards at Fiscal Year-End Table.”

On March 19, 2023, our Board of Directors approved, and prior to closing of the Merger each of Fred Guerard, Robert S. Breuil and Parisa Zamiri (each a “Graybug NEO”) and Graybug entered into, amendments to the award agreements governing outstanding options and restricted stock units held by each Graybug NEO (each, an “Option Amendment Agreement” and a “RSU Amendment Agreement”). Each Option Amendment Agreement extended the period of time during which the Graybug NEO party thereto may exercise those options that they hold having an exercise price less than or equal to $1.33 per share (or $18.62 after giving effect to the Reverse Stock Split) through to March 1, 2024. Each RSU Amendment Agreement provided that, to the greatest extent possible and subject to certain conditions and limitations, those vested restricted stock units held by the Graybug NEOs will be settled using “net-settlement” (i.e., withholding from shares to be issued upon settlement of the restricted stock units) with the settlement period extended in certain instances. On March 23, 2023, the restricted stock units held by the Graybug NEOs were net settled in accordance with the RSU Amendment Agreements.

In May 2023, upon the recommendation of our Compensation Committee, our Board approved option grants to our named executive officers, which were determined based on peer data from our compensation consultant.

All stock options are granted with an exercise price per share that is no less than the fair market value of our common stock on the date of grant of such award. Following the Merger, our stock option awards generally vest over a four-year period and may be subject to acceleration of vesting and exercisability under certain termination and change in control events, as described in more detail under the section titled “—Potential Payments Upon Termination.”

Other Compensation and Benefits

All of our named executive officers are (or were in the case of former executive officers) eligible to participate in our benefit plans, including our medical, dental, vision and life plans, in each case on the same basis as all of our other employees. We pay the premiums for basic life and accidental death and dismemberment insurance for all of our employees, including our named executive officers. We generally do not provide perquisites or personal benefits to our named executive officers.

401(k) Plan

We maintain a 401(k) plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain Internal Revenue Code of 1986 (the “Code”) limits, which are updated annually. We have the ability to make matching and discretionary contributions to the 401(k) plan. Currently, we do not make matching or discretionary contributions to the 401(k) plan. The 401(k) plan is intended to be qualified under Section 401(a) of the Code, with the related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made, and contributions and earnings on those amounts are not generally taxable to the employees until withdrawn or distributed from the 401(k) plan.

2023 Outstanding Equity Awards at Fiscal Year-End Table

The following table presents, for each of our named executive officers, information regarding outstanding stock options and restricted stock unit awards held as of December 31, 2023:

				Option Awards
Name	Grant Date(1)		Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
A. Rachel Leheny, Ph.D.	4/25/2019	(2)	4/30/2020	11,232	—	2.44	04/24/2029
	1/24/2020	(2)	4/30/2020	76,173	—	6.60	1/23/2030
	6/30/2020	(2)	4/30/2020	30,381	—	6.60	6/29/2030
	4/28/2021	(3)	2/22/2021	9,891	4,073	7.99	4/27/2031
	4/28/2021	(4)	4/28/2021	19,826	—	7.99	4/27/2031
	7/1/2021	(3)	2/22/2021	9,891	4,073	7.99	6/30/2031
	8/31/2022	(4)	5/16/2022	3,552	—	10.42	8/30/2032
	8/31/2022	(5)	9/1/2022	2,030	—	10.42	8/30/2032
	8/31/2022	(4)	8/31/2022	1,062	—	10.42	8/30/2032
	3/20/2023	(3)	11/22/2022	465	1,252	17.34	3/19/2033
	3/20/2023	(3)	11/22/2022	8,244	22,199	17.34	3/19/2033
	3/20/2023	(3)	11/22/2022	3,342	9,000	17.34	3/19/2033
	5/8/2023	(3)	5/8/2023	16,097	94,283	3.25	5/7/2033
Eric W. Roberts	1/24/2020	(6)	5/20/2020	22,851	—	6.60	1/23/2030
	6/30/2020	(2)	5/20/2020	36,041	—	6.60	6/29/2030
	4/28/2021	(3)	2/22/2021	4,945	2,037	7.99	4/27/2031
	4/28/2021	(4)	4/28/2021	11,739	—	7.99	4/27/2031
	7/1/2021	(3)	2/22/2021	4,945	2,037	7.99	6/30/2031
	7/1/2021	(7)	3/20/2023	11,778	—	7.99	6/30/2031
	8/31/2022	(4)	5/16/2022	2,935	—	10.42	8/30/2032
	8/31/2022	(5)	9/1/2022	1,677	—	10.42	8/30/2032
	8/31/2022	(4)	8/31/2022	1,263	—	10.42	8/30/2032
	3/20/2023	(3)	11/22/2022	1,431	3,853	17.34	3/19/2033
	3/20/2023	(3)	11/22/2022	5,432	14,628	17.34	3/19/2033
	3/20/2023	(3)	11/22/2022	488	1,316	17.34	3/19/2033
	5/8/2023	(3)	5/8/2023	8,853	51,856	3.25	5/7/2033
Kenneth A. Stauderman, Ph.D.	8/2/2018	(8)	3/21/2018	22,777	—	2.44	8/1/2028
	4/25/2019	(9)	2/7/2019	8,640		2.44	4/24/2029
	6/30/2020	(5)	6/30/2020	18,941	2,706	6.60	6/29/2030
	4/28/2021	(3)	2/22/2021	5,145	2,119	7.99	4/27/2031
	4/28/2021	(4)	4/28/2021	13,147	—	7.99	4/27/2031
	7/1/2021	(3)	2/22/2021	5,145	2,119	7.99	6/30/2031
	7/13/2022	(4)	7/13/2022	5,472	—	19.45	7/12/2032
	8/31/2022	(5)	8/16/2022	661	—	10.42	8/30/2032
	8/31/2022	(4)	8/31/2022	1,954	—	10.42	8/30/2032
	3/20/2023	(3)	11/22/2022	566	1,524	17.34	3/19/2033
	3/20/2023	(3)	11/22/2022	5,143	13,848	17.34	3/19/2033
	3/20/2023	(3)	11/22/2022	508	1,369	17.34	3/19/2033
	5/8/2023	(3)	5/8/2023	10,060	58,928	3.25	5/7/2033
Frederic Guerard	2/28/2022	(10)	2/28/2022	12,148	—	18.62	3/1/2024
Robert Breuil	2/28/2022	(10)	2/28/2022	4,561	—	18.62	3/1/2024
Parisa Zamiri	2/28/2022	(10)	2/28/2022	4,562	—	18.62	3/1/2024

(1)

All outstanding equity awards granted to Dr. Leheny, Mr. Roberts and Dr. Stauderman were granted under our 2006 Stock Plan for awards granted on or before March 20, 2023. All of the outstanding equity awards granted to Dr. Guerard, Mr. Breuril and Dr. Zamiri were granted under our 2020 Equity Incentive Plan for awards granted on or following our initial public officering on September 24, 2020 through March 20, 2023, and under our 2015 Stock Incentive Plan for awards granted prior to such initial public officering. All awards granted after March 20, 2023 were granted under our 2023 Equity Incentive Plan.

(2)	25% of the shares subject to the stock option vested on the vesting commencement date and the balance vested in a series of 36 successive monthly installments thereafter.
(3)

This stock option vests at a rate of 1/48th of the shares of our common stock underlying the stock option on the vesting commencement date, and 1/48th of the shares of our common stock underlying the stock option monthly thereafter. The award is also subject to acceleration upon certain events as described in the section titled “—Potential Payments upon Termination.”

(4)	100% of the shares subject to the stock option vested on the vesting commencement date.
(5)	This stock option vested in equal daily installments until fully vested on October 31, 2022.
(6)

25% of the shares subject to the stock option vested on the one year anniversary of the vesting commencement date and 1/48th of the shares of our common stock underlying the stock option vest monthly thereafter. The award is also subject to acceleration upon certain events as described in the section titled “—Potential Payments upon Termination.”

(7)	100% of the shares subject to the stock option vested upon the closing of the Merger.
(8)

25% of the shares subject to the stock option vested on the one year anniversary of the vesting commencement date and 1/48th of the shares of our common stock underlying the stock option vested monthly thereafter.

(9)

This stock option vested at a rate of 1/12th of the shares of our common stock underlying the stock option on the vesting commencement date, and 1/12th of the shares of our common stock underlying the stock option monthly thereafter.

(10)

This stock option vested in full on February 28, 2023. Each Option Amendment Agreement extended the period of time during which the Graybug NEO party thereto may exercise this option through to March 1, 2024 as described in the section titled “—Equity Incentive Plan Compensation.”

Agreements with our Named Executive Officers

Private CalciMedica previously entered into offer letters with each of A. Rachel Leheny, Ph.D., dated as of May 20, 2020; Eric W. Roberts, dated as of May 20, 2020; and Kenneth A. Stauderman, Ph.D., dated as of August 29, 2014, which remained effective following the effective time of the Merger. The offer letters generally provide for at-will employment and set forth the named executive officer’s initial base salary, eligibility for employee benefits and equity awards, and their compensation is reviewed periodically and subject to the discretion of our Board of Directors and Compensation Committee. Any potential payments and benefits due upon a termination of employment or in connection with a change in control of us are described below in “—Potential Payments upon Termination.”

Dr. Zamiri’s employment was terminated on February 28, 2023. In connection with her termination, we entered into a separation agreement (the “Zamiri Settlement Agreement”) with Dr. Zamiri pursuant to which Dr. Zamiri was entitled to receive the benefits under our Change in Control Severance Policy upon her termination even though her termination occurred prior to the closing of the Merger.

Mr. Breuil’s employment was terminated effective as of the effective time of the Merger. Following the Merger, Mr. Breuil entered into a consulting agreement with the Company that became effective on March 20, 2023, whereby Mr. Breuil performed certain work for the Company in furtherance of its financial accounting, asset and liability divestitures and public company filings. Mr. Breuil provided consulting services through June 16, 2023. Mr. Breuil was paid an upfront, nonrefundable retainer of $15,000, against which he credited all services performed at an hourly rate of $600 per hour, with an additional $18,366 paid after the first 20 hours of work performed.

Potential Payments upon Termination

Outside of a Change in Control Severance Policy.

Dr. Leheny’s offer letter provides that if her employment is terminated by us without “cause” or Dr. Leheny resigns for “good reason” (each, as defined in Dr. Leheny’s offer letter), she will be entitled to receive (i) continued payment of her then-current base salary for 12 months, (ii) premiums for Dr. Leheny’s COBRA continuation health coverage for up to 12 months, and (iii) the acceleration of 12 months of vesting of any outstanding but unvested stock options or other equity awards held by Dr. Leheny. Furthermore, upon termination of her services to us, Dr. Leheny shall have at least 12 months following her termination date to exercise her options. In addition, in the event of a change in control (as defined in our 2006 Stock Plan), all of the outstanding and unvested stock options held by Dr. Leheny at such time will become fully vested and immediately exercisable.

Mr. Roberts’ offer letter provides that if his employment is terminated by us without “cause” or Mr. Roberts resigns for “good reason” (each, as defined in Mr. Roberts’ offer letter), he will be entitled to receive (i) continued payment of his then-current base salary for 12 months, (ii) premiums for Mr. Roberts’ COBRA continuation health coverage for up to 12 months, and (iii) the acceleration of 12 months of vesting of any outstanding but unvested stock options or other equity awards held by Mr. Roberts. Furthermore, upon termination of his services to us, Mr. Roberts shall have at least 12 months following his termination date to exercise his options. In addition, in the event of a change in control (as defined in our 2006 Stock Plan), all of the outstanding and unvested stock options held by Mr. Roberts at such time will become fully vested and immediately exercisable.

Dr. Stauderman’s offer letter provides that if his employment is terminated by us without “cause” (other than as a result of death or disability) prior to a “change in control” (as defined in Dr. Stauderman’s offer letter), he will be entitled to receive (i) continued payment of his then-current base salary for four months and (ii) reimbursement of premiums for Dr. Stauderman’s COBRA continuation health coverage for up to four months. If such termination or resignation occurs following the consummation of a “change in control” (as defined in the offer letter) for reasons other than “cause” (other than as a result of death or disability), he will be entitled to receive (i) continued payment of his then-current base salary for six months, (ii) reimbursement of premiums for Dr. Stauderman’s COBRA continuation health coverage for up to six months, and (iii) acceleration of all of then outstanding and unvested equity awards, such that all outstanding and unvested stock options held by Dr. Stauderman will become fully vested and immediately exercisable.

Change in Control and Severance Policy.

Our named executive officers who are current officers of the Company participate in our Change in Control Severance Policy (as amended, the “Change in Control Severance Policy”).

Pursuant to the Change in Control Severance Policy, in the event that Dr. Leheny is terminated without “cause” (as defined in the Change in Control Severance Policy) or resigns for “good reason” (as defined in the Change in Control Severance Policy) on or within 12 months following a “change in control” of us (as defined in the Change in Control Severance Policy), Dr. Leheny will be entitled to receive a cash amount, payable in a lump sum, equal to (i) 18 months’ annual base salary and (ii) 1.5 times her target bonus for the fiscal year in which the termination occurs. Dr. Leheny will also be entitled to continued coverage under our group-healthcare plans for a period ending on the earlier of (x) 18 months following the termination date and (y) the date that Dr. Leheny and her covered dependents become eligible for coverage under another employer’s plans. In addition, each then-outstanding equity award that is granted on or after September 24, 2020 that vests subject to Dr. Leheny’s continued service will automatically become vested and exercisable in full pursuant to the terms of the Change in Control Severance Policy. Grant agreements for equity awards subject to performance-based vesting criteria may provide for alternative treatment upon a termination described above. Absent any such treatment in such grant agreement, the acceleration of equity awards subject to performance-based vesting criteria shall be deemed to have been met based on the achievement of such award at the greater of target or, if determinable, actual performance.

Upon the closing of the Merger, Dr. Guerard became entitled to receive a cash amount, payable in a lump sum, equal to (i) 18 months’ annual base salary and (ii) 1.5 times his target bonus for 2023. Dr. Guerard also became entitled to continued coverage under our group-healthcare plans for a period ending on the earlier of (x) 18 months following the termination date and (y) the date that Dr. Guerard and his covered dependents become eligible for coverage under another employer’s plans. In addition, each then-outstanding equity award that was granted on or after September 24, 2020 that vested subject to Dr. Guerard’s continued service automatically became vested and exercisable in full pursuant to the terms of the Change in Control Severance Policy. In addition, each then-outstanding equity award that was granted before September 24, 2020 pursuant to the 2015 Plan that vested subject to Dr. Guerard’s continued service automatically became vested and exercisable in full.

Pursuant to the Change in Control Severance Policy, in the event that Mr. Roberts or Dr. Stauderman is terminated without “cause” (as defined in the Change in Control Severance Policy) or resigns for “good reason” (as defined in the Change in Control Severance Policy) within 12 months following a “change in control” of us (as defined in the Change in Control Severance Policy), he will be entitled to receive a cash amount, payable in a lump sum, equal to (i) 15 months’ annual base salary and (ii) 1.25 times his target bonus for the fiscal year in which the termination occurs. He will also be entitled to continued coverage under our group-healthcare plans for a period ending on the earlier of (x) 15 months following the termination date and (y) the date that he and his covered dependents become eligible for coverage under another employer’s plans. In addition, each then-outstanding equity award that is granted on or after September 24, 2020 that vests subject to his continued service will automatically become vested and exercisable in full pursuant to the terms of the Change in Control Severance Policy. Grant agreements for equity awards subject to performance-based vesting criteria may provide for alternative treatment upon a termination described above. Absent any such treatment in such grant agreement, the acceleration of equity awards subject to performance-based vesting criteria shall be deemed to have been met based on the achievement of such award at the greater of target or, if determinable, actual performance.

Upon the closing of the Merger, Mr. Breuil, and upon the execution of the Zamiri Settlement Agreement, Dr. Zamiri, as applicable, became entitled to receive a cash amount, payable in a lump sum, equal to (i) 15 months’ annual base salary and (ii) 1.25 times their 2023 target bonus. They also were entitled to continued coverage under our group-healthcare plans for a period ending on the earlier of (x) 15 months following the termination date and (y) the date that they and their covered dependents become eligible for coverage under another employer’s plans. In addition, each then-outstanding equity award that was granted on or after September 24, 2020 that vested subject to Mr. Breuil’s or Dr. Zamiri’s continued service automatically became vested and exercisable in full pursuant to the terms of the Change in Control Severance Policy. In addition, each then-outstanding equity award that was granted before September 24, 2020 pursuant to the 2015 Plan that vested subject to Mr. Breuil’s or Dr. Zamiri’s continued service automatically become vested and exercisable in full.

The vesting of any outstanding equity award that is not assumed by a successor company following a change in control of us will automatically accelerate in full without regard to our named executive officers’ termination of service.

All such severance payments and benefits are (or were) subject to each named executive officer’s execution of a general release of claims against us.

Clawback Policy

In November 2023, our Compensation Committee adopted an incentive compensation recoupment policy (the “Clawback Policy”) in accordance with Rule 10D-1 of the Exchange Act and Nasdaq Rule 5608 that requires the Company to recover excess incentive compensation that was paid to an executive officer based in whole or in part on financial results that were subject to a restatement of the Company’s financial statements. The Clawback Policy specifies that following an accounting restatement, the Company must reasonably promptly recoup any compensation that is granted, earned or vested based wholly or in part upon the attainment of a financial reporting measure (“Incentive Compensation”) and which exceeds the amount that would have been received had such Incentive Compensation been determined based on the accounting restatement, unless the Compensation Committee determines that such recoupment would be impracticable. The Clawback Policy applies to all Incentive Compensation received during a three-year period preceding a restatement by a person (a) after beginning services as an executive officer, (b) who served as an executive officer at any time during the performance period for the applicable Incentive Compensation and (c) while the Company has securities listed on Nasdaq or another national securities exchange or association.

In May 2023, we restated previously issued financial statements for Private CalciMedica for the year ended December 31, 2022 due to errors in the valuation of convertible promissory notes and warrant liability for Private CalciMedica as of December 31, 2022. Our Clawback Policy became effective on November 30, 2023, following the restatement, and none of the compensation paid to executive officers on or after November 30, 2023 was based on the attainment of a financial reporting measure, therefore there was no incentive compensation that was paid to an executive officer which we would have been required to recoup under our Clawback Policy.

Equity Compensation Plan Information.

The following table presents information as of December 31, 2023 with respect to compensation plans under which shares of our common stock may be issued.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- Average exercise price of outstanding options, Warrants and rights	(c) Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders(1)	1,739,270	$15.71	459,309
Equity compensation plans not approved by security holders	—	—	—

Total	1,739,270	$15.71	459,309

(1)	Consists of our 2006 Stock Plan, 2015 Stock Incentive Plan, 2020 Equity Incentive Plan, 2023 Equity Incentive Plan and 2023 Employee Stock Purchase Plan (“ESPP”).
(2)

The amount shown in column (c) represents 394,309 shares available for issuance under the 2023 Equity Incentive and 65,000 shares available for issuance under the ESPP. The 2023 Equity Incentive Plan and ESPP each contain an “evergreen” provision, pursuant to which on January 1st of each year we automatically add 5% of our shares of common stock outstanding on the preceding December 31st and the lesser of 1% of our shares of common stock outstanding on the preceding December 31st and 195,000 shares of common stock, respectively, to the shares reserved for issuance, provided that our Board may authorize a lesser number in each case. As of the date of this Amendment, we have not yet implemented our ESPP.

NON-EMPLOYEE DIRECTOR COMPENSATION

In May 2023, our Board of Directors adopted a non-employee director compensation policy that applies to all of our non-employee directors. This compensation policy provides that each such non-employee director will receive the following compensation for service on our Board of Directors:

•	an annual cash retainer of $40,000;

•	an additional annual cash retainer of $35,000 for services as the Chair of the Board of Directors;

•

an additional annual cash retainer of $7,500, $5,000 and $5,000 for service as a member of the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee, respectively;

•

an additional annual cash retainer of $15,000, $10,000 and $10,000 for service as Chair of the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee, respectively (in lieu of the committee member retainer described above);

•

an initial option grant to purchase 20,000 shares of common stock on the date of each non-employee director’s appointment to our Board of Directors, with the shares vesting in 36 equal monthly installments, subject to continued service as a director through each applicable vesting date; and

•

an annual option grant to purchase 10,000 shares of common stock on the date of each of our annual stockholder meetings for each continuing director, with the shares vesting in 12 equal monthly installments, provided that all shares shall be vested on the date of the next annual stockholders meeting, subject to continued service as a director through each applicable vesting date.

Each of the option grants described above will be granted under our 2023 Equity Incentive Plan. Each option awarded to directors under the non-employee director compensation policy will be subject to accelerated vesting upon a “change in control” (as defined in the 2023 Equity Incentive Plan). The term of each option will be ten years, subject to earlier termination as provided in the 2023 Equity Incentive Plan.

The following table sets forth the compensation earned by or paid to our non-employee directors for services provided during the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation($)(2)	Total ($)
Allan Shaw(3)	$52,286	$45,051	—	$97,337
Eric Bjerkholt	$72,005	$45,051	$5,473	$122,529
Fred Middleton(3)	$40,957	$45,051	—	$86,008
Robert N. Wilson(3)	$70,212	$45,051	—	$115,263
Christina Ackermann(4)	$30,500	—	$5,473	$35,973
Dirk Sauer(4)	$28,000	—	$5,473	$33,473
Julie Eastland(4)	$27,500	—	$5,473	$32,973
Christy Shaffer, Ph.D.(4)	$46,750	—	$5,473	$52,223

(1)

The amounts reported in this column represent the aggregate grant date fair value of the stock options granted to our directors during the year ended December 31, 2023 as computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the aggregate grant date fair value of the stock options reported in this column are set forth in Note 8 to our financial statements included in our Original Filing. These amounts do not reflect the actual economic value that will be realized by our directors upon the exercise of the stock options or the sale of the common stock underlying such stock options. The aggregate number of shares subject to outstanding stock options held by each director listed in the table above as of December 31, 2023 was as follows: 23,624 for Mr. Shaw, 20,000 for Mr. Bjerkholt, 20,000 for Mr. Middleton, 64,142 for Mr. Wilson and zero for each of Ms. Ackermann, Mr. Sauer, Ms. Eastland and Dr. Shaffer.

(2)

Represents the intrinsic value of stock options and restricted stock unit awards granted to the non-employee director that were accelerated in connection with the Merger in accordance with our 2020 Equity Incentive Plan.

(3)	Mr. Shaw, Mr. Middleton and Mr. Wilson were appointed to our Board of Directors immediately after the effective time of the Merger on March 20, 2023.
(4)	Ms. Ackermann, Mr. Sauer, Ms. Eastland and Dr. Shaffer resigned from our Board of Directors immediately after the effective time of the Merger on March 20, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 31, 2024 by: (i) each of our directors; (ii) each of our named executive officers as defined above under the heading “Executive Compensation”; (iii) each person known by us to beneficially own more than 5% of our common stock and (iv) all of our current executive officers and directors as a group.

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

Percentage of beneficial ownership is based on 10,740,115 shares of common stock outstanding as of March 31, 2024. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options or warrants held by such persons that are exercisable within 60 days following March 31, 2024. Unless otherwise indicated, the address for the persons and entities listed in the table below is c/o CalciMedica, Inc., 505 Coast Boulevard South, Suite 307, La Jolla, California 92037.

Owner	Number of Shares Beneficially Owned (#)		Percentage of Shares Beneficially Owned (%)
Greater than 5% Stockholders:
Entities affiliated with Sanderling Ventures(1)	2,393,823		22.14%
Deerfield Partners, L.P.(2)	1,081,633		9.99%
Entities affiliated with Soleus Capital(3)	1,105,631		9.99%
Stonepine Capital, L.P.(4)	1,045,204		9.28%
Entities affiliated with Valence Investments(5)	759,196		7.06%
Revelation Healthcare Fund I, L.P.(6)	543,994		5.06%
Named Executive Officers and Directors:
A. Rachel Leheny, Ph.D.(7)	1,177,227		10.64%
Eric W. Roberts(8)	1,143,872		10.42%
Kenneth A. Stauderman, Ph.D.(9)	126,053		1.16%
Frederic Guerard, Pharm.D.(10)	92,393		*
Robert S. Breuil	35,326	*
Parisa Zamiri	28,982	*
Robert N. Wilson(11)	385,796		3.55%
Eric Bjerkholt(12)	12,016	*
Fred Middleton(13)	2,427,805		22.42%
Allan Shaw(14)	11,556	*
All current executive officers and directors as a group (11 persons)(15)	4,964,441		41.55%

*	Represents beneficial ownership of less than one percent

(1)

Consists of (i) 946,744 shares of common stock and 21,896 shares of common stock issuable upon exercise of warrants held by Sanderling Venture Partners VI, LP, (ii) 727,433 shares of common stock and 24,165 shares of common stock issuable upon exercise of warrants held by Sanderling Venture Partners VI Co-Investment Fund, L.P., (iii) 21,602 shares of common stock and 420 shares of common stock issuable upon exercise of warrants held by Sanderling Ventures Management VI, (iv) 7,456 shares of the common stock held by Sanderling VI Beteiligungs GmbH & Co KG, (v) 8,884 shares of common stock held by Sanderling VI Limited Partnership, (vi) 435,148 shares of common stock and 20,773 shares of common stock issuable upon exercise of warrants held by Sanderling Ventures VII, L.P., (vii) 27,609 shares of common stock and 1,409 shares of common stock issuable upon exercise of warrants held by Sanderling Ventures VII Annex Fund, L.P., (viii) 114,260 shares of common stock and 5,452 shares of common stock issuable upon exercise of warrants held by Sanderling Ventures VII (Canada), LP, and (ix) 30,292 shares of common stock and 280 shares of common stock issuable upon exercise of warrants held by Sanderling Ventures Management VII. The number of shares beneficially owned by the foregoing Sanderling Ventures entities is limited by a 4.99% beneficial ownership limitation applicable to the Common Warrants (as defined below) held by the foregoing Sanderling Ventures entities. Accordingly, the number of shares reported does not reflect shares of common stock underlying such Common Warrants to the extent the exercise thereof would exceed the beneficial ownership limitation. Mr. Middleton is a managing director at Sanderling Ventures. Mr. Middleton has shared voting and dispositive power with respect to the foregoing shares beneficially owned by Sanderling Ventures and disclaims beneficial ownership of such shares except to the extent of his respective pecuniary interest therein. The address of Sanderling Ventures is 1300 S. El Camino Real, Suite 203, San Mateo, CA 94402.

(2)

Consists of (i) 1,000,000 shares of common stock, (ii) 306,506 shares of common stock issuable upon exercise of Pre-Funded Warrants (as defined below) and (iii) 1,306,506 shares of common stock issuable upon exercise of Common Warrants held by Deerfield Partners, L.P. The general partner of Deerfield Partners, L.P. is Deerfield Mgmt, L.P. Deerfield Management Company, L.P. is the investment manager of Deerfield Partners, L.P. James E. Flynn is the sole member of the general partner of each of Deerfield Mgmt, L.P. and Deerfield Management Company, L.P. Under the terms of the Pre-Funded Warrants and Common Warrants, Deerfield Partners, L.P. may not exercise the Pre-Funded Warrants or Common Warrants to the extent such exercise would cause Deerfield Partners, L.P., together with its affiliates and attribution parties, to beneficially own a number of shares of common stock which would exceed 9.99% of the number of shares of common stock outstanding following such exercise (for purposes of the denominator, immediately after giving effect to the issuance of shares of common stock to be issued upon the applicable exercise of such Pre-Funded Warrant or Common Warrant) (the “Ownership Cap”). Accordingly, the number of shares does not reflect shares of common stock underlying such Pre-Funded or Common Warrants to the extent the exercise thereof would exceed the Ownership Cap. Each of the foregoing disclaims beneficial ownership of the shares of common stock issuable upon exercise of such Pre-Funded Warrants and Common Warrants to the extent the exercise thereof would exceed the Ownership Cap. The address of each of Mr. Flynn, Deerfield Mgmt, L.P., Deerfield Management Company, L.P. and Deerfield Partners, L.P., is 345 Park Avenue South, 12th Floor, New York, NY 10010

(3)

Consists of (i) 391,952 shares of common stock held by Soleus Capital Master Fund, L.P. (“Soleus Master Fund”), (ii) 160,864 shares of common stock issuable upon exercise of Common Warrants held by Soleus Master Fund, (iii) 391,952 shares of common stock held by Soleus Private Equity Fund III, L.P. (“Soleus PE Fund III”) and (iv) 160,863 shares of common stock issuable upon exercise of Common Warrants held by Soleus PE Fund III. The number of shares beneficially owned by Soleus Master Fund and Soleus PE Fund III is limited by a 9.99% beneficial ownership limitation applicable to the Common Warrants (as defined below) held by Soleus Master Fund and Soleus PE Fund III. Accordingly, the number of shares reported does not reflect shares of common stock underlying such Common Warrants to the extent the exercise thereof would exceed the beneficial ownership limitation. Soleus Capital, LLC (“Soleus Capital”) is the sole general partner of Soleus Master Fund and thus holds voting and dispositive power over the shares held by Soleus Master Fund. Soleus Capital Group, LLC (“SCG”) is the sole managing member of Soleus Capital. Guy Levy is the sole managing member of SCG. Each of SCG, Soleus Capital and Mr. Levy disclaims beneficial ownership of these securities held by Soleus Master Fund, except to the extent of his or their respective pecuniary interests therein. Soleus Private Equity GP III, LLC is the sole general partner of Soleus PE Fund III. Soleus PE GP III, LLC is the sole manager of Soleus Private Equity GP III, LLC. Mr. Levy is the sole managing member of Soleus PE GP III, LLC. Each of Mr. Levy, Soleus PE GP III, LLC and Soleus Private Equity GP III, LLC disclaims beneficial ownership of the securities held by the Soleus PE Fund III, except to the extent of their respective pecuniary interests therein. The address of each of Mr. Levy, Soleus PE GP III, LLC and Soleus Private Equity GP III, LLC is c/o Soleus Capital Management, L.P., 104 Field Point Road, 2nd Floor, Greenwich, CT 06830.

(4)

Consists of (i) 522,602 shares of common stock and (ii) 522,602 shares of common stock issuable upon exercise of Common Warrants held by Stonepine Capital, L.P. Stonepine Capital Management, LLC is the general partner and investment adviser of investment funds, including Stonepine Capital, L.P. Jon M. Plexico and Timothy P. Lynch are the control persons of Stonepine Capital Management, LLC. Each of Stonepine Capital Management, LLC, Mr. Plexico and Mr. Lynch disclaims beneficial ownership of the securities held by Stonepine Capital, L.P., except to the extent of their respective pecuniary interest therein. The address of each of Stonepine Capital, L.P., Stonepine Capital Management, LLC, Mr. Plexico and Mr. Lynch is 919 NW Bond Street, Suite 204, Bend OR 97703.

(5)

Consists of (i) 356,989 shares of common stock held by Valence Investments SPV IV, LLC (“Valence IV”), (ii) 66,228 shares of common stock and 19,870 shares of common stock issuable upon exercise of warrants held by Valence Investments SPV V, LLC (“Valence V”) and (iii) 316,109 shares of common stock held by Valence Investments SPV VI, LLC (“Valence VI”). Dr. Leheny and Mr. Roberts are the co-founders and managing directors of Valence IV, Valence V and Valence VI, have shared voting and dispositive power with respect to shares held by such entities, and disclaim beneficial ownership of such shares except to the extent of his pecuniary interest therein. The principal business address of Valence Investment LLC is 590 Madison Avenue, 21st Floor, New York, NY 10022.

(6)

Consists of (i) 542,029 shares of common stock and (ii) 1,965 shares of common stock underlying warrants held by Revelation Healthcare Fund I, L.P. (“Healthcare Fund I”). Revelation Healthcare Fund I GP, LLC (“Healthcare Fund I GP LLC”) is the general partner of Revelation Healthcare Fund I GP, L.P. (“Healthcare Fund I GP LP”), which is the general partner of Healthcare Fund I. Scott Halsted (“Halsted”) and Michael Boggs (“Boggs”) are the managing members of Healthcare Fund I GP LLC. As such, each of Healthcare Fund I GP LP, Healthcare Fund I GP LLC, Halsted and Boggs may be deemed to beneficially own the shares of common stock beneficially owned by Healthcare Fund I. The address for each of the foregoing is 300 Turney Street, Sausalito, CA 94965.

(7)

Consists of (i) the shares described in note (5) above and (ii) 109,926 shares of common stock held by Dr. Leheny, (iii) 1,000 shares of common stock held by Dr. Leheny’s spouse, (iv) 91,086 shares of common stock underlying Common Warrants held by Dr. Leheny and (v) 216,019 shares of common stock that Dr. Leheny has the right to acquire within 60 days of March 31, 2024 pursuant to the exercise of stock options.

(8)

Consists of (i) the shares described in note (5) above, (ii) 108,373 shares of common stock held by Mr. Roberts, (iii) 10,661 shares of common stock held by IRA Financial Trust Company, CFBO Eric W. Roberts, (iv) 5,223 shares of common stock held by FMTC Custodian – CFBO Eric W. Roberts, (v) 38,894 shares of common stock held by Oppenheimer & Co. Inc. Custodian FBO Eric W Roberts Roth IRA, (vi) 2,226 shares of common stock that Mr. Roberts has the right to acquire within 60 days of March 31, 2024 pursuant to the exercise of warrants held by Mr. Roberts, (vii) 91,086 shares of common stock underlying Common Warrants held by Mr. Roberts and (viii) 128,213 shares of common stock that Mr. Roberts has the right to acquire within 60 days of March 31, 2024 pursuant to the exercise of stock options.

(9)

Consists of (i) 11,944 shares of common stock held by Dr. Stauderman and (ii) 114,109 shares of common stock Dr. Stauderman has the right to acquire within 60 days of March 31, 2024 pursuant to the exercise of stock options.

(10)

Consists of (i) 90,727 shares of common stock held by Dr. Guerard and (ii) 1,666 shares of common stock Dr. Guerard has the right to acquire within 60 days of March 31, 2024 pursuant to the exercise of stock options.

(11)

Consists of (i) 250,475 shares of common stock held by Mr. Wilson, (ii) 85,498 shares of common stock issuable upon exercise of warrants held by Mr. Wilson and (iii) 49,823 shares of common stock that Mr. Wilson has the right to acquire within 60 days of March 31, 2024 pursuant to the exercise of stock options.

(12)

Consists of (i) 3,684 shares of common stock held by Mr. Bjerkholt and (ii) 8,332 shares of common stock Mr. Bjerkholt has the right to acquire within 60 days of March 31, 2024 pursuant to the exercise of stock options.

(13)

Consists of (i) the shares described in note (1) above, (ii) 11,714 shares of common stock held by Mr. Middleton, (iii) 5,760 shares of common stock issuable upon exercise of warrants held by Mr. Middleton, (iv) 8,176 shares of common stock held by Golden Triangle Ventures, LLC and (v) 8,332 shares of common stock that Mr. Middleton has the right to acquire within 60 days of March 31, 2024 pursuant to the exercise of options. Mr. Middleton is managing member of Golden Triangle Ventures LLC.

(14)	Consists of 11,556 shares of common stock that Mr. Shaw has the right to acquire within 60 days of March 31, 2024 pursuant to the exercise of stock options.
(15)

Consists of (i) the shares listed in notes (7) through (14) above, (ii) 46,000 shares of common stock, (iii) 19,263 shares of common stock issuable upon exercise of warrants and (iv) 281,656 shares of common stock our executive officers have the right to acquire within 60 days of March 31, 2024 pursuant to the exercise of stock options.

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

Other than the executive officer and director compensation arrangements, which are discussed above for our named executive officers and directors under “Executive Compensation,” we describe below transactions and series of similar transactions, since January 1, 2022, with respect to which we were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of the Company’s total assets at year end for the last two completed fiscal years and in which any director, nominee for director, executive officer, beneficial holder of more than 5% of our capital stock or any member of their immediate family or any entity affiliated with any of the foregoing persons had or will have a direct or indirect material interest.

CalciMedica Investor Rights, Management, Voting and Co-Sale Agreements

In connection with Private CalciMedica’s Series D preferred stock financing, CalciMedica entered into amended and restated investor rights, voting and right of first refusal and co-sale agreements containing registration rights, information rights, rights of first offer, voting rights and rights of first refusal, among other things, with certain holders of Private CalciMedica capital stock. A. Rachel Leheny, Ph.D., Michael Dunn, Eric W. Roberts, Robert N. Wilson, Fred Middleton and Robert G. McNeil (former co-chairman of Private CalciMedica’s board of directors) were parties to these agreements or were affiliated with parties to these agreements. Pursuant to the terms of the Merger Agreement, these agreements terminated immediately prior to the effective time of the Merger.

CalciMedica Convertible Promissory Note and Warrant Financing

From April 2022 to November 2022, Private CalciMedica issued and sold convertible promissory notes (the “2022 Notes”) to certain investors in the aggregate principal amount of approximately $8.6 million through multiple closings. The 2022 Notes accrued interest at a rate of 6% per annum and had a maturity date of December 31, 2023. Immediately prior to the effective time of the Merger, the 2022 Notes converted into shares of Private CalciMedica common stock at a conversion price based on the equivalent valuation of the cash price paid per share by the private placement investors purchasing shares of Private CalciMedica common stock in the private placement immediately prior to the Merger multiplied by 0.85. Such shares of Private CalciMedica common stock were then converted into shares of Graybug common stock at the effective time of the Merger in accordance with the Merger Agreement.

In connection with each purchase of a 2022 Note, Private CalciMedica issued to each holder of such 2022 Note a warrant (the “2022 Warrants”) to purchase shares of Private CalciMedica common stock at an exercise price of $0.01 per share. The holder of a 2022 Warrant had the right to purchase up to a number of shares of Private CalciMedica common stock equal to (i) 15% (“Warrant Coverage”) of the principal amount of the 2022 Note purchased by such holder concurrently therewith, divided by (ii) the cash price paid per share by the investors in the qualified financing or an initial public offering, as applicable, or in the case of a “de-SPAC” business combination or a reverse merger transaction between Private CalciMedica and a publicly traded company (a “Public Combination”), the equivalent valuation of the lower of the cash price per share by the investors purchasing shares in the publicly traded company in connection with such Public Combination or the cash price per shares by the investors purchasing shares of CalciMedica common stock in connection with such Public Combination, in each case, rounding down to the nearest whole share and subject to the terms of the 2022 Notes; provided, however, that any holder that purchased 2022 Notes in excess of the holder’s pro rata commitment (as defined in the 2022 Note) received a 40% Warrant Coverage on the principal amount of the 2022 Note that was in excess of its pro rata commitment. The 2022 Warrants had a five-year term. In connection with the Merger, the 2022 Warrants were automatically net exercised in accordance with the terms of the 2022 Warrants.

The following table summarizes purchases of the 2022 Notes and 2022 Warrants by members of Private CalciMedica’s board of directors and entities affiliated with Private CalciMedica’s executive officers and members of its board of directors.

Participants	Aggregate Principal Amount of 2022 Notes	Shares of Common Stock Underlying 2022 Warrants(1)
Valence Investments SPV VI, LLC(2)	$1,800,509.43	1,286,791
Entities affiliated with Sanderling Ventures(3)	$3,120,605.33	1,748,644
IRA Financial Trust Company CFBO Eric W. Roberts(4)	$63,689.32	44,081
Robert N. Wilson	$747,931.88	515,352

(1)	Represents shares of Private CalciMedica common stock.
(2)	Dr. Leheny and Mr. Roberts are co-founders and managing directors of Valence Investments SPV VI, LLC.
(3)

Consists of: (i) Sanderling Ventures VII, L.P., (ii) Sanderling Ventures VII (Canada), L.P., (iii) Sanderling Ventures VII Annex Fund, L.P., and (iv) Sanderling Venture Partners VI Co-Investment Fund, L.P. Mr. Middleton is a managing director of at Sanderling Ventures.

(4)	IRA Financial Trust Company CFBO Eric W. Roberts. is Mr. Roberts’ self-directed investment retirement account.

Private CalciMedica Private Placement

Immediately prior to the effective time of the Merger, Private CalciMedica issued and sold an aggregate of 20,706,998 shares of Private CalciMedica common stock to certain investors in the private placement for gross proceeds of approximately $10.3 million.

In connection with the private placement, Private CalciMedica entered into a registration rights agreement (the “2023 Registration Rights Agreement”) with the private placement investors, pursuant to which Private CalciMedica granted certain registration rights with respect to the shares sold to the private placement investors in the private placement. On April 4, 2023, we filed a resale registration statement registering the resale of the shares sold in the private placement, which was declared effective on April 14, 2023. The registration rights set forth in the 2023 Registration Rights Agreement terminate upon the earlier to occur of (a) the date that is five years from the effective date of the resale registration statement; or (b) such time as there are no registrable securities.

The following table summarizes purchases of shares of Private CalciMedica common stock in the private placement by members of Private CalciMedica’s board of directors, entities affiliated with members of Private CalciMedica’s executive officers and board of directors and beneficial owners of more than 5% of our common stock.

Participants	Aggregate Purchase Price ($)	Shares of Common Stock(1)
Valence Investments SPV VI, LLC(2)	$2,680,356.66	5,367,368
Entities affiliated with Sanderling Ventures(3)	$2,666,666.66	5,339,954
IRA Financial Trust Company CFBO Eric W. Roberts(4)	$86,310.00	172,834
Robert N. Wilson	$1,000,000.00	2,002,483
Revelation Healthcare Fund I, L.P.	$2,666,666,66	5,339,954

(1)	Represents shares of Private CalciMedica common stock.
(2)	Dr. Leheny and Mr. Roberts are co-founders and managing directors of Valence Investments SPV VI, LLC.
(3)

Consists of: (i) Sanderling Ventures VII, L.P., (ii) Sanderling Ventures VII (Canada), L.P., (iii) Sanderling Ventures VII Annex Fund, L.P., (iv) Sanderling Venture Partners VI, L.P. and (v) Sanderling Venture Partners VI Co-Investment Fund, L.P. Mr. Middleton is a managing director of at Sanderling Ventures.

(4)	IRA Financial Trust Company CFBO Eric W. Roberts. is Mr. Roberts’ self-directed investment retirement account.

Danforth Consulting Agreement and Warrant

On October 26, 2020, Private CalciMedica entered into a consulting agreement (the “Danforth Consulting Agreement”) with Danforth Advisors, LLC (“Danforth”), a company affiliated with Mr. Geffken. The Danforth Consulting Agreement provides that Danforth will provide certain strategic and financial advice and support services to us. The Danforth Consulting Agreement remains in effect until such time as either party has given notice of termination and may be terminated by either party upon 30 days prior written notice to the other party. As consideration under the Danforth Consulting Agreement, we compensate Danforth with consulting fees based on hourly rates as enumerated in the Danforth Consulting Agreement. In the years ended December 31, 2023 and 2022, we paid aggregate fees to Danforth of $594,000 and $205,000, respectively, pursuant to the Danforth Consulting Agreement. Through the date of this Amendment, we have paid aggregate fees to Danforth of $1,200,000 pursuant to the Danforth Consulting Agreement.

In connection with the Danforth Consulting Agreement, Private CalciMedica also granted to SG Dan Equity Holdings, LLC, a company affiliated with Mr. Geffken (“SG Dan Equity”), a warrant (“SG 2020 Warrant”) to purchase 400,000 shares of Private CalciMedica common stock at an exercise price of $0.19 per share (subject to adjustment as provided therein), which became fully vested and exercisable on October 26, 2022. The SG 2020 Warrant is exercisable until November 9, 2030, unless earlier terminated. The SG 2020 Warrant shall terminate in the event of certain change of control transactions or asset transfers (as provided therein) unless exercised immediately prior to any such transaction. Upon the closing of the Merger, the SG 2020 Warrant was assumed by Graybug and converted into a warrant to purchase 11,520 shares of our common stock at an exercise price of $6.60 per share in accordance with the terms of the Merger Agreement and the SG 2020 Warrant.

Additionally, on October 18, 2022, Private CalciMedica granted SG Dan Equity a warrant (“SG 2022 Warrant”) to purchase 200,000 shares of Private CalciMedica common stock at an exercise price of $0.30 per share (subject to adjustment as provided therein), which became fully vested and exercisable on October 18, 2023. The SG 2022 Warrant is exercisable until October 18, 2032, unless earlier terminated. The SG 2022 Warrant shall terminate in the event of certain change of control transactions or asset transfers (as provided therein) unless exercised immediately prior to any such transaction. Upon the closing of the Merger, the SG 2022 Warrant was assumed by Graybug and converted into a warrant to purchase 5,760 shares of our common stock at an exercise price of $10.42 per share in accordance with the terms of the Merger Agreement and the SG 2022 Warrant.

CalciMedica Warrants

On October 18, 2022, Private CalciMedica granted to Eric Roberts a warrant (the “Roberts 2022 Warrant”) to purchase 96,970 shares of Private CalciMedica common stock at an exercise price of $0.30 per share (subject to adjustment as provided therein), of which 1/48 of the shares vested and become exercisable on March 22, 2021, and an additional 1/48 of the shares become vested and exercisable monthly on the same day of the month thereafter, subject to Mr. Roberts continuing to be an employee, director or consultant of Private CalciMedica (a “Service Provider”) through each such date. Upon a change in control (as provided therein), the unvested shares shall immediately vest and become exercisable, subject to Mr. Roberts continuing to be a Service Provider through each such date. The Roberts 2022 Warrant is exercisable through April 27, 2031, unless earlier terminated. Following such date as Mr. Roberts ceases to be a Service Provider, the Roberts 2022 Warrant shall be exercisable for three months after such date. Upon Mr. Roberts’ death or disability, the Roberts 2022 Warrant is exercisable for one year after Mr. Roberts’ ceases to be a Service Provider. The Roberts 2022 Warrant shall terminate in the event of certain change of control transactions (as provided therein) unless exercised immediately prior to any such transaction. Upon the closing of the Merger, the Roberts 2022 Warrant was assumed by Graybug and converted into a warrant to purchase 2,793 shares of our common stock at an exercise price of $10.42 per share in accordance with the terms of the Merger Agreement and the Roberts 2022 Warrant.

On October 25, 2022, Private CalciMedica granted Fred Middleton a warrant (the “Middleton 2022 Warrant”) to purchase 200,000 shares of Private CalciMedica common stock at an exercise price of $0.30 per share (subject to adjustment as provided therein), which became fully vested and exercisable on October 25, 2023. The Middleton 2022 Warrant is exercisable through April 27, 2031, unless earlier terminated. The Middleton 2022 Warrant shall terminate in the event of certain change of control transactions and asset transfers (as provided therein) unless exercised immediately prior to any such transaction. In addition, the Middleton 2022 Warrant contains certain lock-

up restrictions for 180 days following the effective date of certain of our registration statements filed under the Securities Act. Upon the closing of the Merger, the Middleton 2022 Warrant was assumed by Graybug and converted into a warrant to purchase 5,760 shares of our common stock at an exercise price of $10.42 per share in accordance with the terms of the Merger Agreement and the Middleton 2022 Warrant.

2024 Private Placement

On January 19, 2024, we and certain accredited investors (each an “Investor” and collectively, the “Investors”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which we sold an aggregate of (i) 4,985,610 shares (the “Shares”) of our common stock (ii) to certain investors, in lieu of Shares, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 306,506 shares of our common stock, (iii) Tranche A warrants (the “Tranche A Common Warrant”) to purchase an aggregate of up to 2,646,058 shares of our common stock and (iv) Tranche B warrants (the “Tranche B Common Warrant” and, together with the Tranche A Common Warrant, the “Common Warrants”) to purchase an aggregate of up to 2,646,058 shares of our common stock, for an aggregate of up to 5,292,116 shares of our common stock underlying the Common Warrants, in a private placement transaction (the “Private Placement”). The purchase price per Share and accompanying Common Warrants was $3.827 (or $4.3915 for directors, employees or consultants participating in the Private Placement) (or $3.8269 per Pre-Funded Warrant and accompanying Common Warrants, which represents the price of $3.827 per Share and accompanying Common Warrants minus the $0.0001 per share exercise price of each such Pre-Funded Warrant).

In connection with the Private Placement, we and the Investors entered into a Registration Rights Agreement (the “2024 Registration Rights Agreement”), pursuant to which we granted certain registration rights to the Investors with respect to their Shares and the shares of our common stock underlying their Common Warrants and Pre-Funded Warrants (collectively, the “Warrants”). On January 31, 2024, we filed a resale registration statement registering the resale of the shares sold in the Private Placement, which was declared effective on February 9, 2024. We are required to keep the resale registration statement continuously effective until such date that all registrable securities (as such term is defined in the 2024 Registration Rights Agreement) covered by the resale registration statement have been sold thereunder or pursuant to Rule 144 promulgated under the Securities Act or may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 and without the requirement for us to be in compliance with the current public information requirement under Rule 144.

Under the Securities Purchase Agreement, and subject to certain exceptions, we agreed not to (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of our common stock or common stock equivalents, or (ii) file any registration statement or amendment or supplement thereto, until the later of (x) 90 days following the initial closing date of the Private Placement and (y) the effective date of the registration statement covering the resale of the Shares and shares of common stock underlying the Warrants. We also agreed not to effect or enter into an agreement to effect any issuance of common stock or common stock equivalents involving a Variable Rate Transaction (as defined in the Securities Purchase Agreement) until the earlier of one year following the initial closing of the Private Placement and the date that no Common Warrants are outstanding.

The Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately upon issuance and remain exercisable until exercised in full.

The Tranche A Common Warrants are exercisable immediately upon issuance and will expire on the earlier of (i) 5:00 p.m. (New York City time) on December 31, 2024 and (ii) 30 days following our public disclosure of topline results from our Phase 2b clinical trial in patients with acute pancreatitis (also referred to as the “CARPO” trial). The Tranche A Common Warrants may be exercised to purchase shares of our common stock (or, for certain investors, in lieu of shares, Pre-Funded Warrants) at an exercise price per share equal to $5.36 (or $5.3599 per Pre-Funded Warrant).

The Tranche B Common Warrants are exercisable immediately upon issuance and will expire on the earlier of (i) 5:00 p.m. (New York City time) on December 31, 2026 and (ii) 30 days following our public disclosure of topline results from our planned Phase 2 clinical trial in patients with acute kidney injury. The Tranche B Common Warrants may be exercised to purchase shares of our common stock (or, for certain investors, in lieu of shares, Pre-Funded Warrants) at an exercise price per share equal to $7.15 (or $7.1499 per Pre-Funded Warrant).

A holder of Warrants may not exercise any portion of such Warrants to the extent that the holder would beneficially own more than 4.99% (or, at the election of the holder 9.99% or 19.99%) of our outstanding common stock immediately after exercise.

The initial closing of the Private Placement occurred on January 23, 2024 and the second closing occurred on February 5, 2024. Gross proceeds from the Private Placement were $20.4 million.

The following table summarizes purchases in the Private Placement by members of our Board, entities affiliated with our executive officers and members of our Board and beneficial owners of more than 5% of our common stock.

Participants	Aggregate Purchase Price ($)	Shares of Common Stock	Shares of Common Stock Underlying Warrants(1)
Deerfield Partners, L.P.	$4,999,967.81	1,000,000	1,613,012
Entities affiliated with Soleus Capital	$3,000,000.60	783,904	1,175,856
Entities affiliated with Sanderling Ventures(2)	$2,600,002.56	679,384	679,384
Stonepine Capital, LP	$1,999,997.85	522,602	522,602
A. Rachel Leheny, Ph.D.	$400,004.17	91,086	91,086
Eric W. Roberts	$400,004.17	91,086	91,086
Robert N. Wilson	$300,000.93	68,314	68,314

(1)	Represents shares of our common stock underlying Pre-Funded Warrants and/or Common Warrants.
(2)

Consists of (i) Sanderling Venture Partners VI, LP, (ii) Sanderling Venture Partners VI Co-Investment Fund, L.P., (iii) Sanderling Ventures Management VI, (iv) Sanderling Ventures VII, L.P., (v) Sanderling Ventures VII Annex Fund, L.P., (vi) Sanderling Ventures VII (Canada), LP, and (vii) Sanderling Venture Management VII.

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

DIRECTOR INDEPENDENCE

Our common stock is listed on the Nasdaq Capital Market. Under the rules of the Nasdaq Stock Market, independent directors must constitute a majority of a listed company’s board of directors. In addition, the rules of the Nasdaq Stock Market require that, subject to specified exceptions, each member of a listed company’s Audit, Compensation and Nominating and Corporate Governance Committees must be an “independent director.” Under the rules of the Nasdaq Stock Market, a director will only qualify as an “independent director” if, in the opinion of that company’s Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Additionally, Compensation Committee members must not have a relationship with the listed company that is material to the director’s ability to be independent from management in connection with the duties of a Compensation Committee member.

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

Our Nominating and Corporate Governance Committee undertook its annual review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities and made a recommendation to our Board of Directors regarding director independence. As a result of this review, our Board of Directors determined that all of our directors except Dr. Leheny, Dr. Guerard and Mr. Roberts, representing four of our seven directors, are “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the Nasdaq Stock Market. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each directors’ business and personal activities and relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each non-employee director and any affiliates.

Item 14. Principal Accounting Fees and Services

PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Fiscal Year Ended
	2023	2022(5)
Audit Fees(1)	$1,130,700	$965,576
Audit-related Fees(2)	—	—
Tax Fees(3)	10,300	—
All Other Fees(4)	—	1,535
Total Fees	$1,141,000	$965,576

(1)

“Audit fees” include fees for professional services provided by Ernst & Young LLP in connection with the audit of our financial statements, review of our quarterly financial statements, and related services that are typically provided in connection with registration statements, including the registration statement for our initial public offering.

(2)	“Audit-related fees” include fees billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements for fiscal years 2023 and 2022.
(3)

“Tax fees” include fees for tax compliance and advice. Tax advice fees encompass a variety of permissible services, including technical tax advice related to federal and state income tax matters, assistance with sales tax, and assistance with tax audits.

(4)	“All other fees” include the annual fee for an accounting research subscription service provided by Ernst & Young LLP.
(5)	Represents fees paid by Graybug in 2022.

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

CalciMedica, Inc.

Date: April 29, 2024	By:	/s/ A. Rachel Leheny
A. Rachel Leheny
Chief Executive Officer