Form 10-Q
period 2024-03-31
CalciMedica, Inc.
filed 2024-05-13
CIK 1534133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of the Registrant’s common stock outstanding as of May 7, 2024 was 10,749,065.

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

Summary of risks associated with our business

An investment in our common stock involves a high degree of risk. Below is a list of the more significant risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, are set forth under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:

•
We are a clinical-stage biopharmaceutical company with a limited operating history. We have a history of net losses and anticipate that we will incur significant losses in the future. We have never generated any revenue from product sales and may never be profitable.
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
•
We have expanded to and conducted a significant portion of our ongoing CARPO trial in India, and regulatory authorities may not accept data from such trial or any future clinical trials we conduct outside the United States or the applicable foreign jurisdiction.
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

Since Private CalciMedica was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the condensed consolidated financial statements were prepared on a stand-alone basis for Private CalciMedica and did not include the combined entities’ activity or financial position. Subsequent to the Merger, the condensed consolidated financial statements as of and for the three months ended March 31, 2024 include Graybug’s activity from March 21, 2023, the date of the Merger, through March 31, 2024, and assets and liabilities at their acquisition date fair value. Historical share and per share figures of Private CalciMedica have been retroactively restated based on the exchange ratio of 0.0288.

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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CALCIMEDICA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(Unaudited)

	March 31, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	$6,755	$5,530
Short-term investments	18,955	5,708
Prepaid expenses and other current assets	894	367
Total current assets	26,604	11,605
Property and equipment, net	153	167
Other assets	377	413
Total assets	$27,134	$12,185
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,535	$1,419
Accrued clinical trial costs	1,000	1,141
Accrued other	1,752	1,468
Total current liabilities	4,287	4,028
Long-term liabilities
Warrant liability	5,600	—
Total liabilities	9,887	4,028
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares and no shares authorized at March 31, 2024 and December 31, 2023, respectively; no shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at March 31, 2024 and December 31, 2023; 10,740,115 and 5,754,505 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	3	1
Additional paid-in capital	163,195	154,218
Accumulated deficit	(145,934)	(146,064)
Accumulated other comprehensive income (loss)	(17)	2
Total stockholders’ equity	17,247	8,157
Total liabilities and stockholders’ equity	$27,134	$12,185

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$2,944	$6,491
General and administrative	2,823	15,849
Total operating expenses	5,767	22,340
Loss from operations	(5,767)	(22,340)
Other income (expense)
Change in fair value of financial instruments	5,590	3,168
Other income (expense), net	307	(116)
Total other income (expense), net	5,897	3,052
Net income (loss)	$130	$(19,288)

Earnings per share
Basic	$0.01	$(23.43)
Diluted	$0.01	$(23.43)

Shares used in computing earnings per share
Basic	9,754,517	823,069
Diluted	10,047,415	823,069

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except par value and share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$130	$(19,288)
Unrealized loss on available-for-sale securities, net of tax	(19)	—
Comprehensive income (loss)	$111	$(19,288)

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance—December 31, 2023	5,754,505	$1	$154,218	$(146,064)	$2	$8,157
Stock-based compensation expense	—	—	414	—	—	414
Issuance of common shares from private placement (net of issuance costs)	4,985,610	2	7,903	—	—	7,905
Issuance of warrants in connection with the private placement	—	—	660	—	—	660
Unrealized loss on investments	—	—	—	—	(19)	(19)
Net income	—	—	—	130	—	130
Balance—March 31, 2024	10,740,115	$3	$163,195	$(145,934)	$(17)	$17,247

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance—December 31, 2022	84,820,880	62,071	84,165	1	40,402	(111,707)	(71,304)
Stock-based compensation expense	—	—	—	—	11,126	—	11,126
Conversion of preferred stock to common stock as a result of Merger	(84,820,880)	(62,071)	2,442,852	—	62,071	—	62,071
Issuance of common stock to Graybug stockholders as a result of Merger and reset to par of $0.0001	—	—	1,571,433		29,218	—	29,218
Issuance of common shares from private placement (net of issuance costs)	—	—	596,363	—	10,340	—	10,340
Conversion of promissory notes into common stock	—	—	590,031	—	3,245	—	3,245
Conversion of Series C-2 warrants into common stock	—	—	80,254	—	442	—	442
Conversion of promissory note warrants into common stock	—	—	152,875	—	841	—	841
Merger transaction costs	—	—	—	—	(4,591)	—	(4,591)
Restricted stock units net settlement	—	—	—	—	(297)	—	(297)
Reclassification of warrant liability to equity	—	—	—	—	216	—	216
Net loss	—	—	—	—	—	(19,288)	(19,288)
Balance—March 31, 2023	—	—	5,517,973	$1	$153,013	$(130,995)	$22,019

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income (loss)	$130	$(19,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	414	11,126
Depreciation	15	13
Change in the fair value of warrant liability	(5,590)	(1,146)
Change in the fair value of convertible promissory notes	-	(2,022)
Transaction costs associated with warrants	776	—
Non-cash interest expense	-	110
Accretion of discount on short-term investment	(163)	(2)
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(537)	129
Accounts payable	129	(1,040)
Accrued expenses and other liabilities	111	6,765
Net cash used in operating activities	(4,715)	(5,355)
Investing activities:
Purchase of investments	(17,853)	—
Maturity of investments	4,750	4,750
Net cash provided by (used in) investing activities	(13,103)	4,750
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	19,043	10,340
Acquisition of stock of Graybug, net of cash	—	14,856
Merger transaction costs	—	(1,681)
Net cash provided by financing activities	19,043	23,515
Net increase in cash and cash equivalents	1,225	22,910
Cash, cash equivalents and restricted cash at beginning of period	5,530	1,476
Cash and cash equivalents at end of period	$6,755	$24,386
Supplemental cash flow information:
Conversion of Series A, B, C-1, C-2 and D convertible preferred stock to common stock	$—	$62,071
Issuance of common stock to Graybug stockholders as a result of the Merger	$—	$29,218
Short-term investments assumed in the Merger	$—	$9,776
Prepaid expenses and other current assets assumed in the Merger	$—	$2,096
Accounts payable and accrued liabilities assumed in the Merger	$—	$2,258
Conversion of C-2 warrants to common stock	$—	$442
Conversion of convertible promissory notes to common stock	$—	$3,245
Conversion of convertible promissory note warrants to common stock	$—	$841
Merger transaction costs in accounts payable	$—	$206
Merger transactions costs in accrued expenses	$—	$2,703
Financing costs included in accounts payable	$32	$297
Financing costs included in accrued expenses	$32	$—
Reclassification of warrant liability to equity	$—	$216

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Description of Business

CalciMedica, Inc. (“CalciMedica” or the “Company”) (f/k/a Graybug Vision, Inc.) was incorporated in the state of Delaware in February 2015, following the conversion of Graybug, LLC, which was organized in May 2011, and has its principal operations in La Jolla, California. The Company is a clinical-stage biopharmaceutical company focused on developing therapeutics that treat serious illnesses driven by inflammatory processes and direct cellular damage. The Company includes a wholly-owned subsidiary, CalciMedica Subsidiary, Inc., incorporated in Delaware in October 2006, which survived the Merger as more fully described below.

Reverse Merger Transaction

On March 20, 2023, Graybug Vision, Inc. (“Graybug”) completed a reverse merger transaction in accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated as of November 21, 2022, as amended on February 10, 2023 (the “Merger Agreement”), by and among Graybug, Camaro Merger Sub, Inc., a wholly owned subsidiary of Graybug (“Merger Sub”), and CalciMedica, Inc. (“Private CalciMedica”), pursuant to which Merger Sub merged with and into Private CalciMedica, with Private CalciMedica surviving as a wholly owned subsidiary of Graybug (the “Merger”). Additionally, on March 20, 2023, Graybug changed its name from “Graybug Vision, Inc.” to “CalciMedica, Inc.” and Private CalciMedica changed its name from “CalciMedica, Inc.” to “CalciMedica Subsidiary, Inc.” At the completion of the Merger, the prior Private CalciMedica equity holders and the prior Graybug equity holders owned 72% and 28%, respectively, of the combined company, in each case, on a fully diluted basis using the treasury stock method and excluding out-of-the-money options and warrants.

The Merger was accounted for as a reverse recapitalization, with Private CalciMedica being treated as the acquirer for accounting purposes. See discussions of the transactions in connection with the Merger in Note 3 - Merger and Related Transactions.

Liquidity and Going Concern

The Company has an accumulated deficit of $145.9 million as of March 31, 2024, and net income of $0.1 million for the three months ended March 31, 2024. Prior to the three months ended March 31, 2024, the Company experienced net losses since its inception. Total operating expenses for the three months ended March 31, 2024 were $5.8 million, offset by a gain from the fair value adjustment to the warrant liability of $5.6 million and interest income of $0.3 million. Substantially all of the Company’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.

The Company expects to incur significant expenses and increasing operating losses for the foreseeable future as the Company initiates and continues the preclinical and clinical development of its product candidates and adds personnel necessary to operate as a company with an advanced clinical pipeline of product candidates. In addition, after completion of the Merger, operating as a U.S. Securities and Exchange Commission (“SEC”) registrant involves the hiring of additional financial and other personnel, upgrading financial information systems, and incurring costs associated with operating as a public company. The Company expects that its operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to timing of clinical development programs.

From inception to March 31, 2024, the Company has completed financings from the sale of preferred and common stock for total net proceeds of $131.6 million and has issued convertible debt for net proceeds of $8.6 million. As of March 31, 2024, the Company had cash, cash equivalents and short-term investments of approximately $25.7 million. The Company closed the 2024 Private Placement (as defined in Note 7) on January 23, 2024 and the second closing of the 2024 Private Placement occurred on February 5, 2024. Gross proceeds from the transaction were $20.4 million with net proceeds of approximately $19.0 million after deducting $1.4 million in commissions and other transaction expenses.

The Company intends to seek additional funding through public and private financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although the Company has been successful in raising capital in the past, there is no assurance of success in obtaining such additional financing on terms acceptable to us, if at all, and there is no assurance that the Company will be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding when required or on acceptable terms, the Company may be required to scale back or discontinue the advancement of the product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity or cease operations.

Based on the Company’s current operating plans, management believes its cash, cash equivalents and short-term investments will be sufficient to fund its operations for the period of at least one year following the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”), of the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the accounts of Graybug Vision, Inc. and

CalciMedica Subsidiary, Inc. for the three months ended March 31, 2024 and 2023. All intercompany accounts and transactions have been eliminated in consolidation.

Since Private CalciMedica was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the condensed consolidated financial statements were prepared on a stand-alone basis for Private CalciMedica and did not include the combined entities activity or financial position. Subsequent to the Merger, the condensed consolidated financial statements as of and for the three months ended March 31, 2024 include Graybug’s activity from March 21, 2023 through March 31, 2024, and assets and liabilities at their acquisition date fair value. Historical share and per share figures of Private CalciMedica have been retroactively restated based on the exchange ratio of 0.0288.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s condensed consolidated financial statements relate to accruals for research and development expenses, valuation of warrants and valuation of equity awards. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

The Company is dependent on contract manufacturing organizations (“CMO”) to supply products for research and development of its product candidates, including preclinical and clinical studies, and for commercialization of its product candidates, if approved. The Company’s development programs could be adversely affected by any significant interruption in the CMO’s operations or by a significant interruption in the supply of active pharmaceutical ingredients and other components.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of readily available cash in checking accounts, money market funds, and commercial paper. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Short-term Investments

The Company invests excess cash in commercial paper, corporate bonds and U.S. government sponsored entities, such as mortgage-backed securities. These investments are included in short-term investments on the balance sheet, classified as available-for-sale and reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss). Realized gains and losses on the sale of these securities are recognized in net loss.

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The financial information is regularly reviewed by the chief operating decision maker (“CODM”), in deciding how to allocate resources. The Company’s CODM is its chief executive officer. The Company’s singular focus is on developing highly selective calcium release-activated calcium channel inhibitors to improve outcomes for patients with acute inflammatory indications. No revenue has been generated since inception, and all tangible assets are held in the United States.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally three to five years) and consist of manufacturing and lab equipment primarily located in Indiana; furniture; computers; and phones. Repairs and maintenance costs are charged to expense as incurred. Depreciation expense recognized for the three months ended March 31, 2024 and 2023 was $15,000 and $13,000, respectively.

Long-lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. The Company did not recognize any impairment losses for the three months ended March 31, 2024 and 2023, respectively.

Leases

The Company leases office space with an original lease term of twelve months and does not have a right-of-use asset or lease liability recorded. The Company's policy is not to record leases with an original term of twelve months or less on the consolidated balance sheets. The Company recognizes lease expense for this short-term lease on a straight-line basis over the term of the lease. The lease is accounted for under ASC 842, Leases, and has been classified as an operating lease. Rent expense recognized for the three months ended March 31, 2024 and 2023 was $30,000 and $65,000, respectively.

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

Deferred Offering Costs

The Company capitalizes costs that are directly associated with equity financings until such financings are consummated, at which time such costs are recorded against the gross proceeds of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations and comprehensive income (loss). As of March 31, 2024 and December 31, 2023, the Company has deferred costs associated with its at-the-market offering of $0.4 million on the condensed consolidated balance sheets.

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

As a result of the 2024 Private Placement, certain warrants to purchase common stock were deemed freestanding warrants and are reflected in the Company’s balance sheet as a liability as of and for the period ending March 31, 2024.

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

Post Merger, CalciMedica uses the closing stock price the day of the grant date for the fair value.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources which are excluded from net loss. The Company’s only element of other comprehensive income (loss) is unrealized gains and losses on marketable securities and short-term investments.

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

Beginning in November 2020, Private CalciMedica has paid consulting fees monthly to a consulting firm affiliated with the Company’s interim chief financial officer in connection with its consulting agreement. CalciMedica recorded expense of $100,000 and $107,000 during the three months ended March 31, 2024 and 2023, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period, including the Pre-Funded Warrants. The Company calculates diluted net income (loss) per share using the more dilutive of the (i) treasury stock method, if-converted method, or contingently issuable share method, as applicable, or (ii) the two-class method. For warrants, the calculation of diluted net income (loss) per share requires that, to the extent the average fair value of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to net income (loss) per share for the period, adjustments to net income (loss) used in the calculation are required to remove the change in fair value of the warrants for the period.

As of March 31, 2024 stock options and warrants that were in-the-money were included in the calculation of fully diluted shares. As of March 31, 2023, the Company’s outstanding stock options and warrants that were excluded from the calculation of loss per share because the effect would be antidilutive. Accordingly, in periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU provides guidance that simplified the accounting for certain financial instruments with characteristics of liabilities and equity. The new guidance reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments intended to improve the information provided to users. The guidance also amended the derivative guidance for the “own stock” scope exception, which exempts qualifying instruments from being accounted for as derivatives if certain criteria are met. Finally, the standard changed the way certain convertible instruments are treated when calculating earnings per share. This guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU as of January 1, 2024, which did not have a material impact on its condensed consolidated financial statements and related disclosures.

3. Merger and Related Transactions

As described in Note 1 - Nature of Business, Private CalciMedica merged with a wholly-owned subsidiary of Graybug on March 20, 2023. The Merger was accounted for as a reverse recapitalization under U.S. GAAP. Private CalciMedica was considered the accounting acquirer for financial reporting purposes. This determination is based on the facts that, immediately following the Merger: (i) former Private CalciMedica stockholders owned a substantial majority of the voting rights of the combined company; Private CalciMedica designated a majority (five of seven) of the initial members of the board of directors of the combined company; and former Private CalciMedica's senior management held all key positions in senior management of the combined company. The transaction is accounted for as a reverse recapitalization of Graybug by Private CalciMedica similar to the issuance of equity for the net assets of Graybug, which are primarily cash and cash equivalents, short-term investments and other non-operating assets. It was concluded that any in-process research and development assets that remained as of the Merger would be de minimis when compared to the cash, cash equivalents and short-term investments obtained through the Merger.

Under reverse recapitalization accounting, the assets and liabilities of Graybug were recorded at their fair value, which approximated book value due to the short-term nature of the instruments. The Company's consolidated financial statements reflect the issuance of 1,571,433 shares to the former stockholders of Graybug.

Under the terms of the Merger Agreement, immediately prior to the effective time of the Merger, each outstanding share of Private CalciMedica capital stock (after giving effect to the automatic conversion of all shares of Private CalciMedica preferred stock into shares of Private CalciMedica common stock, the automatic exercise of certain Private CalciMedica warrants to purchase shares of Private CalciMedica common stock in accordance with their terms (the “Private CalciMedica warrant exercises”), the conversion of Private CalciMedica convertible promissory notes into Private CalciMedica common stock and the closing of the 2023 Private Placement (as defined and discussed in Note 7 - Convertible Preferred Stock, Common Stock, and Stockholders' Deficit)), was converted into the right to receive 0.0288 shares of Graybug common stock, which resulted in the issuance by Graybug of an aggregate of 3,946,540 shares of Graybug common stock to the stockholders of Private CalciMedica in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act and the rules promulgated thereunder. In addition, Graybug assumed the Private CalciMedica 2006 Stock Plan (See Note 8 - Stock-Based Compensation), and each outstanding and unexercised option to purchase Private CalciMedica common stock and each outstanding and unexercised warrant to purchase Private CalciMedica common stock (excluding the warrants which were automatically exercised pursuant to the Private CalciMedica warrant exercises) became options and warrants, respectively, to purchase shares of Graybug common stock. Immediately following the consummation of the Merger prior Private CalciMedica and Graybug stockholders collectively own approximately 72% and 28% of the Company, respectively, on a fully diluted basis.

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

4. Fair Value Measurements

The Company's assets and liabilities which are measured at fair value include short-term investments and warrants for common stock and, prior to the Merger, included warrants for preferred stock (“Preferred Warrants”) and warrants for common stock related to the convertible promissory notes (“Convertible Promissory Note Warrants”). All assets and liabilities recorded at fair value are revalued at each measurement period.

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

The Preferred Warrants were valued using the Hybrid Method (“Hybrid Method”). This method incorporates Private CalciMedica’s near-term liquidity event prospects utilized in conjunction with the Option Pricing Method (“OPM”) framework, representing an alternative exit, to calculate an implied overall value of Private CalciMedica. This value was, in turn, allocated to Private CalciMedica’s various equity classes.

The Convertible Promissory Note Warrants were valued using a series of Monte Carlo simulations and Black-Scholes to determine the fair value, probability weighted for difference scenarios. The Monte Carlo simulations determined the liquidity event price. Black-Scholes was used with the remaining contractual term of the warrants after the respective event date. As of March 31, 2023, the Convertible Promissory Note Warrants were valued using the common stock price on the day of conversion. See further discussion in Note 5 - Convertible Promissory Notes and Convertible Promissory Note Warrants.

The Common Warrants were valued using Black-Scholes utilizing the following inputs; (i) a risk-free interest rate; (ii) volatility based on the expected term of the Common Warrant; (iii) and an exercise price and stock price on the date of the transaction. Several different scenarios were considered, and probability weighted to arrive at the final valuation. Increases or decreases in the fair value of the Common Warrants can result from updates to assumptions such as the expected timing or probability of the different settlement scenarios. Judgment is used in determining these assumptions as of the initial valuation date and at each subsequent reporting period. Updates to assumptions could have a significant impact on our results of operations in any given period.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$6,133	$—	$—	$6,133
Commercial paper	—	500	—	500
Total cash equivalents	6,133	500	—	6,633
Short-term investments:
Corporate debt securities	—	1,210	—	1,210
Commercial paper	—	17,745	—	17,745
Total short-term investments	—	18,955	—	18,955
Total assets measured at fair value	$6,133	$19,455	$—	$25,588

Money market funds are highly liquid investments which are actively traded. The pricing information on the Company’s money market funds is based on quoted prices in active markets for identical securities. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

During the three months ended March 31, 2024, there were no transfers between Level 1, Level 2 and Level 3.

The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands).

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant Liability	$—	$—	$5,600	$5,600
Total liabilities measured at fair value	$—	$—	$5,600	$5,600

No fair value liabilities existed as of December 31, 2023.

The following provides a reconciliation for all liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2024 (in thousands):

Warrant liability
Balance at December 31, 2023	$—
Initial Fair Value of Warrants	11,190
Change in Fair Value of Preferred Warrants	(5,590)
Balance at March 31, 2024	$5,600

The following table presents information as to cost, unrealized gains and losses and fair value determination of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$6,133	$—	$—	$6,133
Commercial paper	500	—	—	500
Total cash equivalents	6,633	—	—	6,633
Short-term investments:
Corporate debt securities	1,210	—	—	1,210
Commercial paper	17,762	—	(17)	17,745
Total short-term investments	18,972	—	(17)	18,955
Total assets measured at fair value	$25,605	$—	$(17)	$25,588

As of March 31, 2024, the contractual maturities of all available-for-sale investments were less than 12 months. The Company periodically reviews the available-for-sale for other-than-temporary impairment loss. All of the Company’s short-term investments were in unrealized loss positions as of March 31, 2024. The Company’s unrealized losses from short-term investments as of March 31, 2024, were caused by interest rate increases and not by an unfavorable change in the credit quality associated with these securities. The Company does not intend to sell the investments before recovery of their amortized cost basis, which may be maturity. Therefore, the Company believes these losses to be temporary and as a result, did not recognize any other-than-temporary losses as of March 31, 2024.

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

In November 2022, the Private CalciMedica board of directors amended the convertible promissory notes and Convertible Promissory Note Warrants to issue up to an additional $3.5 million (for a total of up to $8.5 million) and added the automatic conversion for a “de-SPAC” business combination or reverse merger transaction. In November 2022, Private CalciMedica issued additional convertible promissory notes for gross proceeds of $5.0 million and Convertible Promissory Note Warrants to purchase shares of Private CalciMedica’s common stock at an exercise price of $0.01 per share. The convertible promissory notes accrued interest at a rate of 6% per annum and had a maturity date of December 31, 2023. Immediately prior to the effective time of the Merger, all outstanding convertible promissory notes and unpaid and accrued interest automatically converted into 20,487,104 shares of Private CalciMedica’s common stock at a conversion price based on the equivalent valuation of the cash price paid per share by the private placement investors purchasing shares of common stock in the 2023 Private Placement multiplied by 0.85. Such shares of common stock were then converted into 590,031 shares of Graybug common stock at the effective time of the Merger in accordance with the Merger Agreement.

In connection with each purchase of a convertible promissory note, Private CalciMedica issued to each holder of such convertible promissory note Convertible Promissory Note Warrants to purchase shares of the Private CalciMedica’s common stock at an exercise price of $0.01 per share. Each holder of the Convertible Promissory Note Warrants had the right to purchase up to a number of shares of Private CalciMedica’s common stock equal to (i) 15% (“Warrant Coverage”) of the principal amount of the convertible promissory note purchased by such holder concurrently therewith, divided by (ii) the cash price paid per share by the investors in the qualified financing or an initial public offering, as applicable, or in the case of a “de-SPAC” business combination or a reverse merger transaction between Private CalciMedica and a publicly traded company (a “Public Combination”), the equivalent valuation of the lower of the cash price per share by the investors purchasing shares in the publicly traded company in connection with such Public Combination or the cash price per shares by the investors purchasing shares of Private CalciMedica’s common stock in connection with such Public Combination, in each case, rounding down to the nearest whole share and subject to the terms of the convertible promissory notes; provided, however, that any holder that purchased convertible promissory notes in excess of the holder’s pro rata commitment (as defined in the convertible promissory notes) received a 40% Warrant Coverage on the principal amount of the convertible promissory notes that is in excess of its pro rata commitment. The Convertible Promissory Note Warrants had a five-year term. In connection with the Merger, the Convertible Promissory Note Warrants were automatically net exercised in accordance with the terms of the Convertible Promissory Note Warrants. Immediately prior to the effective time of the Merger, 5,308,047 Convertible Promissory Note Warrants were converted into 5,308,047 shares of Private CalciMedica's common stock, which were converted into 152,875 shares of Graybug's common stock, based on the principal amount of the convertible promissory note.

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

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2024	March 31, 2023
Accrued payroll and other employee benefits	$1,126	$935
Accrued severance	22	89
Accrued professional fees	507	345
Accrued franchise tax	49	77
Accrued other	48	22
Total accrued expenses	$1,752	$1,468

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

Private Placement of Common Stock

Immediately prior to the consummation of the Merger, Private CalciMedica completed a private placement financing pursuant to which certain investors purchased approximately 20.7 million shares of Private CalciMedica’s common stock (the “2023 Private Placement”) for gross proceeds of approximately $10.3 million. In conjunction with the Merger, immediately prior to the effective time of the Merger, 20,706,997 shares of Private CalciMedica common stock were converted into 596,363 shares of Graybug’s common stock.

On January 19, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors, in which the Company sold the following securities to the accredited investors in a private placement transaction (the “2024 Private Placement”): (i) an aggregate of 4,985,610 shares of common stock; (ii) to certain investors, in lieu of shares of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 306,506 shares of common stock and exercisable at any time; (iii) Tranche A Common Warrants (the “Tranche A Common Warrants”) to purchase an aggregate of up to 2,646,058 shares of common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of common stock issuable upon exercise of such Pre-Funded Warrants); and (iv) Tranche B Common Warrants (the “Tranche B Common Warrants” and together with the Tranche A Common Warrants, the “Common Warrants”) to purchase an aggregate of up to 2,646,058 shares of common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of common stock issuable upon exercise of such Pre-Funded Warrants). At date of issuance, the fair value of the common stock was $8.5 million using the relative fair value method and is included in equity at March 31, 2024.

The Company issued placement agent warrants (“Placement Agent Warrants”) to purchase 67,908 shares of common stock at the initial closing of the 2024 Private Placement and 7,839 shares of common stock at the second closing of the 2024 Private Placement, at an exercise price of $0.0001 per share. Each Placement Agent Warrant was accompanied by one Tranche A Common Warrant to purchase one half of a share of common stock and one Tranche B Warrant to purchase one half of a share of common stock, for an aggregate of 75,746 Common Warrants.

The initial closing of the 2024 Private Placement occurred on January 23, 2024 and the second closing occurred on February 5, 2024. Gross proceeds from the transaction were $20.4 million with net proceeds of approximately $19.0 million after deducting $1.4 million in commissions and other transaction costs.

Shelf Registration Statement and At the Market Offering

In August 2023, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”). The Shelf Registration Statement permits the offering, issuance and sale of common stock, preferred stock, debt securities and warrants having an aggregate offering price of up to $100.0 million in one or more offerings and in any combination of the foregoing. As of March 31, 2024, $99.7 million remains available for sale under the Shelf Registration Statement.

The Shelf Registration Statement contains two prospectuses, a base prospectus and an at-the-market offering prospectus that covers the offering, issuance and sale of up to $17.3 million of common stock pursuant to an at-the-market offering agreement (“ATM Agreement”) with H.C Wainwright & Co., LLC, acting as sales agent (“ATM Facility”). The Company intends to use the net proceeds from the ATM Facility for general corporate purposes, which may include research and development expenses, clinical trial expenses, capital expenditures and working capital. The ATM Facility will terminate upon the earlier of (i) the sale of all of the shares of our common stock provided for in the at the market offering prospectus or (ii) termination of the ATM Agreement as permitted therein. The ATM Agreement may be terminated at any time by either party upon written notice. During the three months ended March 31, 2024, there were no shares sold under the ATM Facility. As of March 31, 2024, the Company has sold 92,572 shares of common stock for net proceeds of $246,000, which includes $11,000 of commissions paid under the ATM Facility and $17.1 million remains available for sale under the ATM Facility.

Preferred and Common Stock Warrants

The Company recognized a total change in fair value of the Preferred Stock Warrants of $0 and $796,000 for the three months ended, March 31, 2024 and 2023, respectively. The change in fair value in March 2023 was due to the conversion of Preferred Warrants to common stock warrants as part of the Merger.

In November 2020, Private CalciMedica granted a warrant to purchase 400,000 shares of common stock to a consulting firm affiliated with its interim chief financial officer in connection with its consulting agreement. The warrant has a 10-year term, an exercise price of $0.19, and vests ratably over 24 months commencing on the effective date. At the date of issuance, the fair value of the warrant was determined to be $120,000, utilizing Black-Scholes with the following assumptions: expected term of ten years, risk-free rate of 0.96%, volatility of 80.0% and a dividend yield of zero, which has been recognized as general and administrative expense over the vesting period. In conjunction with the Merger, the warrant converted to 11,520 warrants of CalciMedica at an exercise price of $6.60. The warrant is classified as equity and the Company expensed $0 and $13,000 to general and administrative expense related to this warrant for the three months ended March 31, 2024 and 2023, respectively.

In October 2022, Private CalciMedica granted warrants to certain officers and directors to purchase 496,970 shares of common stock. In conjunction with the Merger, the warrants converted to 14,313 warrants of CalciMedica at an exercise price of $10.42. The warrants have a 10-year term and vest ratably over 12 and 48 months. At the date of issuance, the fair value of the warrants collectively was $125,000 and was determined utilizing Black-Scholes and will be recognized as general and administrative expense over the vesting periods. Assumptions used in the valuation were as follows: expected term of ten years, risk free rate of 4.10%, volatility of 82% and a dividend yield of zero. The warrants are classified as equity, and the Company expensed $2,000 and $14,000, to general and administrative expense in the three months ended March 31, 2024 and 2023, respectively.

In connection with the 2024 Private Placement, the Company issued Tranche A, Tranche B Common Warrants and Pre-Funded Warrants. Tranche A Common Warrants are exercisable upon the earlier of December 31, 2024 or 30 days following the Company’s public disclosure of topline results from the Company’s Phase 2b clinical trial in patients with acute pancreatitis. The Tranche B Common Warrants are exercisable upon the earlier of December 31, 2026 or 30 days following the Company’s public disclosure of topline results from the Company’s planned Phase 2 clinical trial in patients with acute kidney injury. The purchase price per share and accompanying Common Warrants was $3.827 (or $4.3915 for directors, employees or consultants of the Company participating in the 2024 Private Placement) (or $3.8269 per Pre-Funded Warrant and accompanying Common Warrants, which represented the price of $3.827 per share and accompanying Common Warrants minus the $0.0001 per share exercise price of each such Pre-Funded Warrant).

The Tranche A Common Warrants have a strike price of $5.36 per share, are not deemed equity and are classified as a liability in the Company’s condensed consolidated balance sheets. At the date of issuance, the fair value of the Tranche A Common Warrants was $4.1 million utilizing Black-Scholes with the following assumptions: expected term of 0.94 years, risk-free interest rate of 4.9%, volatility of 100% and a dividend yield of zero. As of the balance sheet date of March 31, 2024, the value of the Tranche A Common Warrants was $1.4 million with the change in fair value of $2.7 million being recorded in the condensed consolidated statements of operations in other income/(expense).

The Tranche B Common Warrants have a strike price of $7.15 per share, are not deemed equity and are classified as a liability in the Company’s condensed consolidated balance sheets. At the date of issuance, the fair value of the Tranche B Common Warrants was $7.1 million utilizing Black-Scholes with the following assumptions: expected term of 1.69 years, risk-free interest rate of 4.5%, volatility of 100% and a dividend yield of zero. As of the balance sheet date of March 31, 2024, the value of the Tranche A Common Warrants was $4.2 million, with the change in fair value of $2.9 million being recorded in the condensed consolidated statements of operations in other income/(expense).

The Pre-Funded Warrants have a strike price of $0.0001 per share, are deemed equity and included in the equity section of the Company’s condensed consolidated balance sheets. At date of issuance, the fair value of the Pre-Funded Warrants was $0.5 million using the relative fair value method and is included in equity at March 31, 2024.

The Placement Agent Warrants have a strike price of $0.0001 per share, are deemed equity and included in the equity section of the Company’s condensed consolidated balance sheets. At date of issuance, the fair value of the Placement Agent Warrants was $0.1 million using the relative fair value method and is included in equity at March 31, 2024.

8. Stock-based Compensation

2006 Equity Incentive Plan and Amendment to 2006 Plan

Private CalciMedica adopted an equity incentive plan in 2006 (“2006 Plan”) that provides for the issuance of common stock to employees, non-employee directors and consultants. Recipients of incentive stock options are eligible to purchase common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The 2006 Plan provides for the grant of incentive stock options, non-statutory stock options and stock purchase rights. The maximum contractual term of options granted under the 2006 Plan is ten years. The options generally vest 25% on the first anniversary of the grant date, with the balance vesting ratably over the following 36 months. Pursuant to the Merger Agreement, CalciMedica, Inc. assumed the 2006 Plan and all stock options issued and outstanding under the 2006 Plan.

2023 Equity Incentive Plan

The Company adopted 2023 Equity Incentive Plan (the “2023 Plan”), which became effective at the closing of the Merger. As of the effective date of the Merger, there were 1,000,000 shares of the Company’s common stock available for grant under the 2023 Plan. In addition, the share reserve is subject to annual increases each January 1 for the first ten years following approval of the 2023 Plan of up to 5% of shares of the Company’s common stock outstanding (or a lesser number determined by the Company’s board of directors). As of March 31, 2024, 218,576 options have been returned and are unavailable for future grant. Effective January 1, 2024, the shares reserved for issuance under the 2023 Plan was increased by 287,725. As of March 31, 2024, 91,516 shares were available for grant under the 2023 Plan.

2023 Employee Stock Purchase Plan

The Company adopted the 2023 Employee Stock Purchase Plan (the “2023 ESPP”) which became effective at the closing of the Merger. As of the effective time of the Merger, there were 65,000 shares of the Company’s common stock reserved for issuance under the 2023 ESPP. In addition, the share reserve is subject to annual increases each January 1 for the first ten years following approval of the 2023 ESPP of the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 195,000 shares of the Company’s common stock, or (iii) such lesser number of shares of the Company’s common stock as determined by the Company’s board of directors. An annual increase of 57,545 shares of the Company’s common stock was automatically added to the share reserve under the 2023 ESPP on January 1, 2024.

As of March 31, 2024, no shares have been issued under the 2023 ESPP.

The following table summarizes the stock option transactions for the 2023 Plan:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	1,739,270	$15.71	6.99	$76
Granted	595,250	4.16	10	—
Cancelled	(223,308)	76.63	—	—
Outstanding at March 31, 2024	2,111,212	$6.01	8.34	$790
Vested and exercisable at March 31, 2024	883,869	$7.18	6.90	$356

There were no options exercised during the three months ended March 31, 2024. The weighted-average fair value of options granted during the three months ended March 31, 2024 and 2023 was $4.16 and $11.94 per share, respectively. The total fair value of shares vested was $0.3 million for the three months ended March 31, 2024. The total fair value of shares vested as of March 31, 2023 was $10.9 million (includes $10.5 million related to the acceleration of vesting of the Graybug stock awards at the date of the Merger).

As of March 31, 2024, stock-based compensation not yet recognized is $4.1 million, which the Company expects to recognize over an estimated weighted-average term of 3.0 years.

The following are the underlying assumptions in Black-Scholes to determine the fair value of the stock option grants for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Risk free interest rate	2.94%	3.56%
Expected volatility	89%	75%
Expected term (years)	6.25	6.25
Expected dividend yield	0%	0%

Stock-based Compensation Expense

Stock-based compensation expense recognized for options and restricted stock units granted was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$171	$2,080
General and administrative	243	9,046
Total stock-based compensation expense	$414	$11,126

The stock-based compensation expense for the three months ended March 31, 2023, includes one-time charges for the acceleration of vesting of the Graybug stock options at the date of the Merger of $1.9 million and $8.6 million in research and development and general and administrative expenses, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at March 31, 2024:

March 31,
2024
Common stock warrants	6,026,552
Stock options issued and outstanding	2,111,212
Shares available for issuance under the 2023 Plan	91,516
Shares available under the 2023 ESPP	122,545
Total	8,351,825

9. Commitments and Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

The Company has historically entered into contracts in the normal course of business with contract development and manufacturing organizations, for the manufacturing process development and the preclinical/clinical supply manufacturing, and our vendors for preclinical research studies and other services or products for operating purposes. These contracts generally provide for termination on notice of 60 to 90 days. As of March 31, 2024, there are six such contracts, five of those contracts with a CMO related to its development of Auxora and one acquired as a result of the Merger with approximately $1.1 million and $1.2 million of associated costs, respectively, still in effect for future services, and there were no unpaid cancellation or other related costs.

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

Rent expense for the three months ended March 31, 2024 and 2023 was $30,000 and $65,000, respectively, which is included in operating expenses.

10. Employee Benefits

In January 2007, Private CalciMedica adopted a defined contribution 401(k) plan for substantially all employees. There were no contributions made by the Company to the 401(k) plan for the three months ended March 31, 2024 and 2023, respectively.

11. Income Taxes

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2024 and 2023 due to continuing losses. As of both March 31, 2024 and December 31, 2023, the Company continues to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative net losses.

12. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net Income (loss)	$130	$(19,288)
Denominator
Basic
Weighted-average common shares outstanding, basic and diluted	9,465,797	823,069
Weighted-average pre-funded warrants outstanding, basic and diluted	232,406	-
Weighted-average placement agent warrants outstanding, basic and diluted	56,314	-
Weighted-average number of shares used to calculate basic net income (loss) per share	9,754,517	823,069
Diluted
Weighted-average number of shares used to calculate basic net income (loss) per share	9,754,517	823,069
Effect of potentially dilutive securities		-
Stock options	292,898	-
Weighted-average number of shares used to calculate diluted net income (loss) per share	10,047,415	823,069

Net income (loss) per share
Basic	$0.01	$(23.43)
Diluted	$0.01	$(23.43)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net income (loss) per share due to their anti-dilutive effect:

	As of March 31,
	2024	2023
Stock options to purchase common stock	1,818,314	1,230,173
Warrants to purchase common stock	5,644,300	276,437
Total	7,462,614	1,506,610

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024. In addition to historical financial information, this discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties. You should carefully read the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on developing therapeutics that treat serious illnesses driven by inflammatory and immunologic processes and direct cellular damage. Our product candidates act upon calcium release-activated calcium (“CRAC”) channels and would constitute a new class of drugs.

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

Our lead product candidate is Auxora, a potent and selective intravenous formulated small molecule CRAC channel inhibitor containing the active compound zegocractin (formerly referred to as CM4620) that, in animal models, reduced acute epithelial and/or endothelial cell injury and inflammation in organs, such as the pancreas, lungs and kidneys. Multiple Phase 2 clinical trials with Auxora have been conducted: an open-label trial in acute pancreatitis (“AP”), an investigator led open label trial in asparaginase pancreatic toxicity (“AIPT”) (which we also refer to as “CRSPA”) in which the first cohort of patients has been completed, a placebo-controlled double-blind trial in severe COVID-19 pneumonia (which we also refer to as “CARDEA”) and an investigator led open-label trial in COVID-19 pneumonia patients with acute respiratory distress syndrome (“ARDS”). We observed in all of these trials that patients treated with Auxora experienced a reduced time to recovery and a reduction of organ damage. We believe the consistency of the results we observed from these trials in two different acute critical care conditions are mutually supportive and reinforce our plans to further pursue the use of Auxora in several additional acute critical illnesses.

In a Phase 2a trial conducted in the United States in patients with AP and accompanying systemic inflammatory response syndrome (“SIRS”) along with hypoxemia (low concentration of oxygen in blood), a greater proportion of patients treated with Auxora compared to standard of care (“SOC”) alone experienced resolution of persistent SIRS (SIRS lasting 48 hours or more) and tolerated solid food at 72 hours, an indicator of disease resolution. The majority of patients with respiratory failure treated with Auxora did not require mechanical ventilation. This resulted in hospital discharge for patients treated with Auxora more than two days earlier than those treated with SOC alone. These findings were published in the peer-reviewed journal Pancreas in 2021. We finished enrollment in an international, randomized, double-blind placebo-controlled Phase 2b trial in patients with AP and accompanying SIRS (which we also refer to as “CARPO”). We anticipate topline results from the CARPO trial in the second quarter of 2024 and to initiate our Phase 3 trial in 2025.

CRSPA, a Phase 1/2 single arm 24-patient trial, is currently being conducted in the United States in pediatric patients with acute lymphoblastic leukemia (“ALL”) who have developed pancreatitis as a side-effect of asparaginase or AIPT. CRSPA is an investigator-sponsored trial being conducted by St. Jude Children’s Research Hospital (“SJCRH”). AIPT is a particularly severe form of pancreatitis and historical data suggests that over half of the patients will develop pancreatic necrosis or pseudocysts and may not receive further asparaginase treatments for their ALL, potentially impacting their prognosis, and can develop long term health complications including chronic pancreatitis. The first cohort of nine patients in this trial has been completed, and, the results were presented at the American Society of Hematology (“ASH”) meeting in December 2023. Eight of nine patients in the CRSPA study received a full regimen of four daily doses of Auxora and these patients were compared to a matched historical control group of patients who developed AIPT within 30 days of receiving asparaginase in the Total Therapy XVI study (T16) being conducted at SJCRH. Treatment with Auxora, as compared to the matched historical control group, was shown to have the potential to reduce the severity of AIPT in pediatric patients with ALL. Study results showed that Auxora reduced the average number of days patients spent in the hospital and the need for care in the intensive care unit (“ICU”). Additionally, no patients in the CRSPA study required total parenteral nutrition (“TPN”), compared to over half the patients the matched historical control group, who required nearly four weeks of nutritional support on average. Finally, blinded central reading of pancreatic imaging showed a reduction in the development of significant pancreatic necrosis and the severity of acute pancreatitis in patients treated with Auxora compared to the matched historical control group. This trial has expanded to additional sites and we expect data in 2025.

In addition to AP and AIPT, we are conducting a Phase 2 randomized double-blind, placebo-controlled trial in patients with severe acute kidney injury (“AKI”) that also have acute hypoxemic respiratory failure (“AHRF”), which we call KOURAGE. KOURAGE will evaluate 150 patients with stage 2 and stage 3 AKI who have AHRF and are receiving oxygen either by non-invasive mechanical ventilation, high flow nasal cannula or intermittent mandatory ventilation (“IMV”). Patients will be stratified by classification of stage of AKI as well as the use of IMV. Patients will receive either a four-hour infusion of Auxora or placebo at 1.25 mL/kg as a first dose, after which they will receive Auxora or placebo at 1.0 mL/kg at hours 24, 48, 72 and 96. The primary endpoint of the trial will be evaluation of patients through day 30 to determine days alive, ventilator-free and dialysis-free. Secondary endpoints will include a composite of all-cause mortality, decrease in estimated glomerular filtration rate (“eGFR”), and the incidence of dialysis over a period of 90 days, also known as MAKE-90 (Major Adverse Kidney Events at 90 days). In February 2024, we received clearance from the FDA of our Investigation New Drug Application (“IND”) for KOURAGE, the Phase 2 clinical trial of Auxora for the treatment of AKI patients with AHRF. We expect to initiate patient enrollment in KOURAGE in the second quarter of 2024 with data expected in 2025.

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

Calcium is an important regulator of multiple biological functions, and in electrically non-excitable cells CRAC channel activation plays a critical role in the activation of calcium-dependent pathways that modulate various responses, including inflammation and vascular permeability. In immune cells, activation of CRAC channels is a key step in initiating the adaptive immune response and the generation of inflammatory cytokines. In addition, in certain acute critical illnesses, CRAC channels on affected organ tissue cells can become overactivated, resulting in excess calcium entry into cells. This excess calcium can cause cellular injury and necrosis, or activate apoptosis signaling pathways leading to programmed cell death further exacerbating the damage caused by the inflammatory response. We have developed novel cell-based assays for compound screening that enabled us to identify and optimize a portfolio of potent and selective small molecule CRAC channel inhibitors, including zegocractin (previously referred to as “CM4620”) that is the active ingredient in Auxora, from several different chemical classes. These compounds each have different pharmaceutic and pharmacokinetic properties and comprise our portfolio of CRAC channel inhibitors.

On March 20, 2023, we completed the Merger in accordance with the terms and conditions of the Merger Agreement. At the completion of the Merger, the prior Private CalciMedica equity holders and the prior Graybug equity holders owned 72% and 28%, respectively, of the combined company, in each case, on a fully diluted basis using the treasury stock method and excluding out-of-the-money options and warrants.

The Merger was accounted for as a reverse recapitalization, with Private CalciMedica being treated as the acquirer for accounting purposes.

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Through March 31, 2024, our operations have been funded primarily by aggregate net proceeds of $169.6 million from the issuance of convertible preferred stock, convertible notes, common stock and the Merger. Since inception we have had significant operating losses. Our net income was $0.1 million for the three months ended March 31, 2024. Included in the net income for the three months ended March 31, 2024 were total operating expenses of $5.8 million, offset by a gain from the fair value adjustment to our warrant liability of $5.6 million and interest income of $0.3 million. As of March 31, 2024, we had an accumulated deficit of $145.9 million and $25.7 million in cash, cash equivalents and short-term investments.

Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued expenses. Although we had net income of $0.1 million for the three months ended March 31, 2024, we expect to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize any product candidate, we will also incur increased expenses in connection with commercialization and marketing of any such product. Our net income (loss) may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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
•
arrangements with third-party manufacturers for, or establishment of, clinical and commercial active pharmaceutical ingredient (“API”) and drug product manufacturing capabilities;
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

Other Income (Expense)

Our other income (expense) includes (i) interest and change in fair value of convertible promissory notes; (ii) changes in the fair value of our warrant liabilities; and (iii) other non-operating income (expense).

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following sets forth our results of operations (in thousands):

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Operating expenses:
Research and development	$2,944	$6,491	$(3,547)	(55%)
General and administrative	2,823	15,849	(13,026)	(82%)
Total operating expenses	5,767	22,340	(16,573)	(74%)
Loss from operations	(5,767)	(22,340)	16,573	(74%)
Other income (expense), net	5,897	3,052	2,845	93%
Net income (loss)	$130	$(19,288)	$19,418	(101%)

Research and Development Expenses

Research and development expenses comprised (in thousands):

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Preclinical studies and clinical trial-related activities	$1,428	$1,442	$(14)	(1%)
Chemistry, manufacturing and controls	203	102	101	99%
Personnel	871	4,540	(3,669)	(81%)
Consultants and other costs	442	407	35	9%
Total research and development expenses	$2,944	$6,491	$(3,547)	(55%)

Research and development expenses were $2.9 million for the three months ended March 31, 2024, compared to $6.5 million for the three months ended March 31, 2023. The decrease of $3.6 million was due primarily to a one-time charge for the acceleration of vesting of stock options of $1.9 million and a one-time severance charge of $1.6 million as a result of the Merger for the three months ended March 31, 2023. This was partially offset by an increase of $0.1 million in chemistry, manufacturing and control activities in regards to our Phase 2 clinical trials of Auxora.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (in thousands):

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Personnel costs	$821	$14,759	$(13,938)	(94%)
Facility costs	150	82	68	83%
Professional services	1,568	716	852	119%
Consultants and other costs	284	292	(8)	(3%)
Total general and administrative expenses	$2,823	$15,849	$(13,026)	(82%)

General and administrative expenses were $2.8 million for the three months ended March 31, 2024, compared to $15.8 million for the three months ended March 31, 2023. The decrease of $13.0 million was primarily related to a decrease in personnel costs of $13.9 million driven by a one-time charge for the acceleration of vesting of stock options of $8.6 million, a one-time severance charge of $4.1 million as a result of the Merger for the three months ended March 31, 2023, offset by an increase in professional services of $0.9 million for the three months ended March 31, 2024.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2024 was income of $5.9 million, compared to $3.1 million for the three months ended March 31, 2023. The increase of $2.8 million was due to the fair value adjustments to our warrant liability as a result of the 2024 Private Placement, which resulted in a gain of $5.6 million offset by the fair value adjustment to our warrant liability and convertible promissory notes, which resulted in a $3.2 million gain for the three months ended March 31, 2023. We had $0.3 million of interest income on our cash equivalents and short-term investments and $0 for the three months ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

Overview

As of March 31, 2024 we had cash, cash equivalents and short-term investments of $25.7 million.

As further described below, we closed the 2024 Private Placement transaction on January 23, 2024, and the second closing occurred on February 5, 2024. Gross proceeds from the transaction were $20.4 million, with net proceeds of approximately $19.0 million after deducting $1.4 million in commissions and other transaction costs. Based on our current operating plans, we believe our cash, cash equivalents and short-term investments along with the net proceeds from the 2024 Private Placement will be sufficient to fund our operations into the second half of 2025. In particular, we expect that our cash, cash equivalents and short-term investments will allow us to fund the advancement of Auxora in AP, AIPT and AKI through clinical milestones in 2024 and the first half of 2025. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, nor will it be sufficient to pursue additional indications for Auxora like AHRF, nor will it be sufficient to fund clinical work on other product candidates in our portfolio aside from Auxora, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. To fund our operations in both the near term and long term beyond 18 months, we will need to raise additional capital to develop our product candidates and implement our operating plans. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders.

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

In August 2023, we filed the Shelf Registration Statement, which contains two prospectuses, a base prospectus and an at the market offering prospectus that covers the offering, issuance and sale of up to $17.3 million of common stock pursuant to the ATM Agreement with H.C Wainwright & Co., LLC, acting as sales agent. The Shelf Registration Statement permits the offering, issuance and sale of common stock, preferred stock, debt securities and warrants having an aggregate offering price of up to $100.0 million in one or more offerings and in any combination of the foregoing. As of March 31, 2024, $99.7 million remains available for sale under the Shelf Registration Statement. During the three months ended March 31, 2024, no shares were sold under the ATM Facility. As of March 31, 2024, we sold an aggregate of 92,572 shares of common stock for net proceeds of $246,000 which includes $11,000 of commissions paid under the ATM Facility and approximately $17.1 million remains available for sale under the ATM Facility.

In January 2024, we entered into the Purchase Agreement with certain accredited investors, in which we sold the following securities to the accredited investors in a private placement transaction (i) an aggregate of 4,985,610 shares of our common stock; (ii) to certain investors, in lieu of shares, Pre-Funded Warrants to purchase an aggregate of 306,506 shares of our common stock; (iii) Tranche A Common Warrants to purchase an aggregate of up to 2,646,058 shares of our common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of our common stock issuable upon exercise of such Pre-Funded Warrants); and (iv) Tranche B Common Warrants to purchase an aggregate of up to 2,646,058 shares of our common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of our common stock issuable upon exercise of such Pre-Funded Warrants). The purchase price per share and accompanying Common Warrants was $3.827 (or $4.3915 for directors, employees or consultants participating in the 2024 Private Placement) (or $3.8269 per Pre-Funded Warrant and accompanying Common Warrants, which represented the price of $3.827 per share and accompanying Common Warrants minus the $0.0001 per share exercise price of each such Pre-Funded Warrant).

The initial closing of the 2024 Private Placement occurred on January 23, 2024 and the second closing occurred on February 5, 2024. Gross proceeds from the transaction were $20.4 million with net proceeds of approximately $19.0 million after deducting $1.4 million in commissions and other transaction costs.

Our operations have been funded primarily by aggregate net proceeds of $169.6 million from the issuance of convertible preferred stock, convertible notes, common stock and the Merger. Since inception, we have had significant operating losses. Our net income for the three months ended March 31, 2024 was $0.1 million and consisted of total operating expenses of $5.8 million offset by a gain from the fair value adjustment to our warrant liability of $5.6 million and interest income of $0.3 million. For the three months ended March 31, 2023, our net loss was $19.3 million consisting of $22.3 million of operating expenses (including $10.5 million in one-time charges related to the acceleration of vesting of the Graybug stock awards at the date of the Merger and $5.7 million of one-time severance charges as a result of the Merger). As of March 31, 2024, we had an accumulated deficit of $145.9 million and $25.7 million in cash, cash equivalents and short-term investments. During the three months ended March 31, 2024, cash used in operations was $4.7 million, primarily due to cash outlays for operations. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(4,715)	$(5,355)
Investing activities	(13,103)	4,750
Financing activities	19,043	23,515
Net increase in cash and cash equivalents	$1,225	$22,910

Net Cash Used in Operating Activities

Cash used in operating activities of $4.7 million during the three months ended March 31, 2024 was attributable to our net income of $0.1 million offset by non-cash items of $4.5 million and a net change in our operating assets and liabilities of $0.3 million. Non-cash items consisted primarily of $5.6 million due to a change in our warrant liability as result of the 2024 Private Placement in the first quarter of 2024 and accretion on our short term investments of $0.1 million, offset by $0.8 million of transaction costs allocated to warrants and $0.4 million of stock-based compensation.

Cash used in operating activities of $5.4 million during the three months ended March 31, 2023 was attributable to our net loss of $19.3 million and non-cash items of $8.1 million and a net change of $5.8 million in our operating assets and liabilities. Non-cash items includes $10.5 million in one-time charges related to the acceleration of vesting of the Graybug stock awards at the date of the Merger, $0.6 million of stock-based compensation and $0.1 million in accrued interest on our convertible promissory notes offset by $1.1 million and $2.0 million change in the fair value of our warrant liability and convertible promissory notes, respectively based on the value the warrant holder and promissory note holder received in common stock.

Net Cash Provided by (Used in) Investing Activities

Investing activities of $13.1 million for the three months ended March 31, 2024 consisted of the maturing of short-term investments of $17.9 million, offset by the purchase of short-term investments of $4.8 million.

Investing activities for the three months ended March 31, 2023 consisted of maturities of short-term investments of $4.8 million.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2024 was $19.0 million comprised of the sale and issuance of common stock of $20.4 million in the 2024 Private Placement, offset by transaction costs of $1.4 million.

Cash provided by financing activities for the three months ended March 31, 2023 was $23.5 million and comprised of cash acquired as a result of the Merger of $14.9 million, the sale and issuance of common stock of $10.3 million in the 2023 Private Placement, offset by transaction costs of $1.7 million.

Material Cash Requirements

Our material cash requirements from known contractual obligations consisted primarily of our lease obligation. We lease office and laboratory space in La Jolla, California with monthly rent expense of approximately $0.01 million pursuant to a 12 month lease agreement that commenced in January 2023 and was amended and renewed in December 2023 for an additional 12 month term with monthly rent expense of approximately $10,000. Over the next nine months, we expect cash requirements for our lease obligation to be approximately $90,000.

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

Valuation of Warrants

Common Warrants were valued using Black-Scholes utilizing the following inputs; (i) a risk-free interest rate (ii) volatility based on the expected term of the Common Warrant (iii) and an exercise price and stock price on the date of the transaction. Several different scenarios were considered, and probability weighted to arrive at the final valuation. Increases or decreases in the fair value of the Common Warrants can result from updates to assumptions such as the expected timing or probability of the different settlement scenarios. Judgment is used in determining these assumptions as of the initial valuation date and at each subsequent reporting period. Updates to assumptions could have a significant impact on our results of operations in any given period.

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

We are also a “smaller reporting company,” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because both the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of June 30th. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

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

Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We cannot assure you that any of the events discussed below will not occur. If any of the following risks actually occur, our business, prospects, operating results and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment. The risk factors set forth below that are marked with an asterisk (*) did not appear as separate risk factors in, or contain changes to the similarly titled risk factor included in Item 1A. of our Annual Report on Form 10-K, filed with the SEC on March 28, 2024.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We are a clinical-stage biopharmaceutical company with a limited operating history. We have a history of net losses and anticipate that we will incur significant losses in the future. We have never generated any revenue from product sales and may never be profitable.*

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and assess our future viability. We commenced operations in October 2006, have no products approved for commercial sale and have never generated any revenue. We have devoted substantially all of our resources to organizing and staffing our company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, developing our product candidates, undertaking research and development activities, and providing general and administrative support for these operations. We are conducting several clinical trials and preclinical studies for our lead product candidate, Auxora, which is currently in a Phase 2b clinical trial in AP and accompanying SIRS, an ongoing Phase 1/2 clinical trial for which the first cohort in pediatric patients with AIPT as a side effect of pediatric acute lymphoblastic leukemia treatment with asparaginase has completed, and a Phase 2 trial in COVID-19 pneumonia patients with ARDS which has been completed and may inform the further development of Auxora for patients with AHRF and/or ARDS with a broad range of etiologies and a Phase 2 clinical trial in AKI which we plan to initiate in the second quarter of 2024.

Our other pipeline programs, which include new product candidates, are in preclinical development. As of March 31, 2024, we had an accumulated deficit of $145.9 million and net income of $0.1 million for the three months ended March 31, 2024. Prior to the three months ended March 31, 2024, we had incurred net losses since our inception. We have never generated revenue from product sales and we expect that it will be several years, if ever, before we have a product candidate ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of March 31, 2024, we had $25.7 million in cash, cash equivalents and short-term investments. Based on our current operating plans, we believe our existing resources will be sufficient to fund our operations into the second half of 2025 and will allow us to fund the advancement of Auxora in AP, AIPT and AKI, through clinical milestones in 2024 and the first half of 2025. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, nor will it be sufficient to pursue additional indications for Auxora like AHRF, nor will it be sufficient to fund clinical trials on other product candidates in our portfolio aside from Auxora, and we will need to raise substantial additional capital to complete the development and any commercialization of our product candidates.

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

Although certain of our employees have prior experience with clinical trials, regulatory approvals and manufacturing of pharmaceutical products, we have not previously completed any late-stage or pivotal clinical trials or submitted an new drug application (“NDA”) to the FDA or regulatory approval filings to comparable foreign authorities for any product candidate, and Auxora may not be successful in clinical trials and may not receive any regulatory approval. The FDA and other comparable global regulatory authorities can delay, limit or deny approval of a product candidate for many reasons. Any delay in obtaining, or inability to obtain, applicable regulatory approval will delay or harm our ability to successfully commercialize Auxora and harm our business, financial condition, results of operations and prospects.

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

Clinical development is a lengthy, expensive and uncertain process. The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.*

The research and development of drugs is extremely risky. Only a small percentage of programs that enter the clinical development process ever receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate in humans. Clinical testing is expensive, can take many years to complete and its outcome is uncertain. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates.

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
•
we have expanded to and conducted a significant portion of our ongoing CARPO trial in India and, to the extent that we conduct clinical trials in foreign countries, the failure of enrolled subjects in foreign countries to adhere to clinical protocol as a result of differences in SOC, provision of healthcare services or cultural customs;
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

We have expanded to and conducted a significant portion of our CARPO trial in India, and regulatory authorities may not accept data from such trial or any future clinical trials we conduct outside the United States or the applicable foreign jurisdiction.*

We have expanded to and conducted a significant portion of our CARPO trial in India. The acceptance of trial data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable non-U.S. regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from non-U.S. clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of non-U.S. data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many non-U.S. regulatory authorities have similar approval requirements. In addition, such non-U.S. trials would be subject to the applicable local laws of the non-U.S. jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable non-U.S. regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable non-U.S. regulatory authority does not accept such data or believes that additional data is necessary to supplement such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

Similarly, in the European Union, the European Commission grants orphan drug designation after receiving the opinion of the European Medicines Agency (“EMA”) Committee for Orphan Medicinal Products on an orphan drug designation application. Orphan drug designation is intended to promote the development of drugs that are (1) intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (2) either (a) affecting not more than five in 10,000 persons in Europe, or (b) when, without incentives, it is unlikely that sales of the drug in Europe would be sufficient to justify the necessary investment in developing the drug; and (3) for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or if such a method exists, the product will be of significant benefit to those affected by the condition). In Europe, orphan drug designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor. We have received orphan drug designation for Auxora for the treatment of AP in the European Union, and we may receive orphan drug designation for other product candidates in the future; however, we may not experience a faster development process, review or approval compared to conventional approval timelines, and the European Commission and EMA may still decline to approve Auxora or our other designated product candidates. The European Commission and EMA may rescind the orphan drug designation if it believes that the designation is no longer supported by data from our clinical development program or for any other reason.

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

We do not have the ability to conduct most aspects of our preclinical studies or clinical trials in-house. As a result, we are and expect to remain dependent on third parties to conduct or otherwise support our ongoing clinical trials and any future clinical trials of our product candidates. Specifically, CROs, clinical investigators, and consultants play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the member states of the European Economic Area (“EEA”), and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with investigational product produced under cGMP regulations (and similar foreign requirements). Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

We do not have any manufacturing facilities. We produce in our laboratory relatively small quantities of product for evaluation in our research programs. We rely on third parties for the manufacture of most of our product candidates for preclinical testing and all of our product candidates for clinical testing and we will continue to rely on such third parties for commercial manufacture if any of our product candidates are approved. We currently have limited manufacturing arrangements for preclinical and clinical trial materials for each of our product candidates, including Auxora, and one component of the latter is provided by a single source supplier in China and will continue to be for the intermediate future. In addition, our single source supplier in China and any other foreign suppliers we may utilize in the future may be subject to U.S. legislation, including the proposed BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements, which may limit, delay, prevent or impair our ability to obtain preclinical and clinical trial materials for our product candidates. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Dr. Rachel Leheny, our Chief Executive Officer and a member of our Board of Directors, and Eric W. Roberts, our Chief Business Officer and a member of our Board of Directors, also provide services for Valence, an investment fund that is one of our significant stockholders.*

Our Chief Executive Officer and member of our Board of Directors, Dr. Leheny, and our Chief Business Officer and member of our Board of Directors, Mr. Roberts, are the co-founders of Valence Life Sciences (“Valence”), are employed as managing directors of Valence and beneficially own the shares of the company held by Valence. Entities affiliated with Valence together with Dr. Leheny and Mr. Roberts beneficially owned approximately 13.8% of our common stock as of March 31, 2024. Although we expect that each of Dr. Leheny and Mr. Roberts will devote on average at least 40 hours per week to our company and remain highly active in our management, they will also continue to devote time to Valence. Because Dr. Leheny and Mr. Roberts are not required to work exclusively for us, their attention to other activities could slow our operations, which could adversely affect our business. In addition, although we do not believe Valence currently has any investments that conflict with our interests, in the future Valence may invest in companies that may compete with us for business opportunities or develop products that are competitive with ours. As a result, Dr. Leheny’s and Mr. Roberts’ interests may not be aligned with the interests of our other stockholders, and they may from time to time be incentivized to take certain actions that benefit their other interests and that our other stockholders do not view as being in their interest as investors in our company.

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of March 31, 2024, we employed 13 full-time employees, six of whom were primarily engaged in research and development activities. We also engage various consultants that are primarily engaged in research and development activities. As we advance our research and development programs, we may be required to further increase the number of our employees, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Failure to comply with applicable data protection laws, regulations, and other obligations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and mass arbitration demands, and/or adverse publicity and could negatively affect our operating results and business.*

We and the third parties with whom we work may be subject to federal, state, and foreign data protection laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations that address privacy and data security. In the United States, numerous federal, state, and local laws and regulations, including federal and state health information privacy laws, state data breach notification laws, personal data protection laws, federal, state, and local consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws that govern the collection, use, disclosure, and protection of health-related and other personal data could apply to our operations or the operations of third parties with whom we work. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”). Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use, or disclose individually identifiable protected information provided by a HIPAA-covered entity or business associate in a manner that is not authorized or permitted by HIPAA.

Additionally, new privacy laws are being enacted in the United States and globally, and existing ones are being updated and strengthened. For example, the California Consumer Privacy Act (“CCPA”) requires covered companies to provide certain disclosures to California consumers (including business representatives and employees who are California residents) and provide such consumers data protection and privacy rights, including the ability to opt-out of certain sales or sharing of personal data. The CCPA provides for administrative penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal data. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The California Privacy Rights Act (“CPRA”) expanded the CCPA’s requirements, including by adding a new right for consumers to correct their personal data and establishing a new regulatory agency to implement and enforce the law. Moreover, other states such as Virginia, Connecticut, Utah and Colorado, have enacted data protection laws, and similar laws are being considered in several other states, as well as at the federal and local levels. Although these laws may exempt some data processed in the context of clinical trials, these evolving compliance and operational requirements may further complicate compliance efforts and impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products and services involving data are offered, all of which may harm our business, financial condition, results of operations and prospects.

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

Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the United Kingdom’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA or the United Kingdom to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and United Kingdom to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition, the India Digital Personal Data Protection Act 2023 (“DPDP”) may also apply to our operations. Like the GDPR, the DPDP has extra-territorial reach and failure to comply with the DPDP may lead to substantial fines. A significant portion of our CARPO trial was conducted in India and we and certain third parties with whom we work will be subject to the DPDP.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Failure by us or third parties with whom we work to comply with U.S. and international data protection laws, regulations, and other obligations could result in significant consequences, including without limitation government enforcement actions (which could include investigations, civil or criminal penalties, audits inspections), private litigation or mass arbitration demands, additional reporting requirements or oversight, bans on processing personal data, data breach reporting requirements and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or the third parties with whom we work obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Our information technology systems, or those of our CROs or other contractors, consultants or other third parties with whom we work, may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could result in a material disruption of our product candidates’ development programs, compromise confidential information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.*

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal data, including health-related information).

As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, which could result in material adverse impacts to our business, including the theft of our intellectual property, have increased in frequency and sophistication.

Despite our implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our information technology systems and those of our third-party CROs and other contractors, consultants, and other third parties with whom we work are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, sophisticated nation-state and nation-state supported actors, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering attacks, malicious code, credential stuffing attacks, credential harvesting, supply-chain attacks, software bugs, and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our or third parties’ with whom we work system infrastructure or lead to data leakage. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications (or those of the third parties with whom we work), or inappropriate disclosure of confidential information, we could incur liability and reputational damage and the further development and commercialization of our product candidates could be delayed.

We also have outsourced elements of our operations to third parties, and as a result we manage a number of third parties who have access to our confidential information. We rely on these third-party service providers and technologies to operate critical business systems to process confidential information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.

While we invest in our information security systems, we cannot assure you that our data protection efforts and our investment in information technology will prevent breakdowns, data leakages, breaches in our systems or other cyber incidents that could have an adverse effect upon our reputation, business, financial condition, results or operations and prospects. We may not be successful in preventing or detecting cyber-attacks or mitigating their effects, or we may be perceived as having failed to do so. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including on a timely basis . Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident. For example, if a cyber-attack were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Furthermore, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal data), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal data, including personal data regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal data, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business (and that of third parties with whom we work) and our ability to provide our services..

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

Changes in healthcare law and implementing regulations, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and may have a significant adverse effect on our business and results of operations.*

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Among policy makers and payors in the United States and elsewhere, including in the EU, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

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

Depending upon the timing, duration, and specifics of any FDA marketing approval of Auxora, or any future product candidate we may develop, one or more of patents issuing from our U.S. patent applications may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, (the “Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplemental Protection Certificate (“SPC”). If we encounter delays in our development efforts, including our clinical trials, the period of time during which we could market Auxora and any future product candidates under patent protection would be reduced. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced.

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

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect Auxora.*

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly on obtaining and enforcing patents. Our patent rights may be affected by developments or uncertainty in U.S. or foreign patent statutes, patent case law, USPTO rules and regulations or the rules and regulations of foreign patent offices. Obtaining and enforcing patents in the biotechnology and pharmaceutical industry involve both technological and legal complexity, and is therefore costly, time- consuming and inherently uncertain. In addition, the United States may, at any time, enact changes to U.S. patent law and regulations, including by legislation, by regulatory rule-making, or by judicial precedent, that adversely affect the scope of patent protection available and weaken the rights of patent owners to obtain patents, enforce patent infringement and obtain injunctions and/or damages. For example, the Supreme Court of the United States held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. Further, the Federal circuit recently issued a decision, In re Cellect, LLC (2023) involving the interaction of patent term adjustment (“PTA”), terminal disclaimers, and obvious-type double patenting which may affect the patent term of any issued patents that rely on any PTA. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. In the 2013 case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., for instance, the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. For example, the IRA passed by Congress authorizes the Secretary of HHS to negotiate prices directly with participating manufacturers for selected medicines covered by Medicare even if these medicines are protected by an existing patent. For small molecule medicines, the process begins seven years after initial approval by the FDA. While we do not believe that the IRA or its effects will impact our ability to obtain patents in the near future, we cannot be certain whether it will affect our patent strategy in the long run. Other countries may likewise enact changes to their patent laws in ways that adversely diminish the scope of patent protection and weaken the rights of patent owners to obtain patents, enforce patent infringement, and obtain injunctions and/or damages.

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

We may not be able to protect our intellectual property rights throughout the world.*

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

Geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, further to the United States and foreign government actions related to Russia’s invasion of Ukraine, the Kremlin issued Decree 299 stating that Russian companies and individuals can use patented inventions without the owner’s permission or compensation, if the patent is held by owners from “unfriendly countries,” which includes the United States. As a result, we would not be able to enforce our otherwise valid patent rights against an infringer in Russia.

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

The market price of our stock has been and may continue to be volatile, and you could lose all or part of your investment.*

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Based on the beneficial ownership of our common stock as of May 6, 2024, our executive officers, directors and holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant percentage of our voting stock. As a result, these stockholders, if continuing to act together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39538	March 22, 2023	3.1

3.2	Certificate of Amendment, dated March 20, 2023 to Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39538	March 22, 2023	3.2

3.3	Restated Bylaws of the Registrant.	10-Q	001-39538	November 12, 2020	3.2

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of Common Stock Certificate	S-1/A	333-248611	September 21, 2020	4.1

4.3	Form of Registration Rights Agreement, dated November 21, 2022, by and among CalciMedica, Inc. and the several purchasers signatory thereto.	8-K	001-39538	March 22, 2023	4.1

4.4	Form of Registration Rights Agreement by and among CalciMedica, Inc. and the persons party thereto.	8-K	001-39538	January 24, 2024	10.2

4.5	Warrant to Purchase Common Stock dated as of December 11, 2019, by and the Registrant and SG Dan Equity Holdings, LLC.	S-1	333-248611	September 4, 2020	4.3

4.6	Form of Warrant to Purchase Shares of Series D Convertible Preferred Stock of CalciMedica, Inc.	8-K	001-39538	March 22, 2023	4.2

4.7	Warrant to Purchase Common Stock dated as of November 9, 2020, by and the Registrant and SG Dan Equity Holdings, LLC.	8-K	001-39538	March 22, 2023	4.3

4.8	Warrant to Purchase Common Stock, dated as of October 18, 2022, issued by CalciMedica, Inc. to SG Dan Equity Holdings, LLC.	8-K	001-39538	March 22, 2023	4.4

4.9	Warrant to Purchase Common Stock, dated as of October 18, 2022, issued by CalciMedica, Inc. to Eric Roberts.	8-K	001-39538	March 22, 2023	4.5

4.10	Warrant to Purchase Common Stock, dated as of October 25,2022, issued by CalciMedica, Inc. to Fred Middleton.	8-K	001-39538	March 22, 2023	4.6

4.11	Form of Warrant to Purchase Shares of Series B Convertible Preferred Stock of CalciMedica, Inc.	S-3	333-271115	April 4, 2023	4.9

4.12	Form of Tranche A common Warrant	8-K	001-39538	January 24, 2024	4.1

4.13	Form of Tranche B Common Warrant	8-K	001-39538	January 24, 2024	4.2

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

4.14	Form of Pre-Funded Warrant	8-K	001-39538	January 24, 2024	4.3

4.15	Form of Placement Agent Warrant	8-K	001-39538	January 24, 2024	4.4

10.1‡	Securities Purchase Agreement, dated January 24, 2024, by and among CalciMedica, Inc. and the persons party thereto (Corrected).	8-K	001-39538	January 24, 2024	10.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

‡ Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

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

CALCIMEDICA, INC.

Date: May 13, 2024	By:	/s/ A. Rachel Leheny
A. Rachel Leheny, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Daniel Geffken
Daniel Geffken
Interim Chief Financial Officer (Principal Accounting and Financial Officer)