Form 10-Q
period 2024-06-30
CalciMedica, Inc.
filed 2024-08-12
CIK 1534133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of the Registrant’s common stock outstanding as of August 6, 2024 was 10,750,156.

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
•
We have conducted a significant portion of our CARPO trial in India, and regulatory authorities may not accept data from such trial or any future clinical trials we conduct outside the United States or the applicable foreign jurisdiction.
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

Since Private CalciMedica was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the condensed consolidated financial statements were prepared on a stand-alone basis for Private CalciMedica and did not include the combined entities’ activity or financial position. Subsequent to the Merger, the condensed consolidated financial statements as of and for the six months ended June 30, 2024 include the combined company’s activity from March 21, 2023, the date of the Merger, through June 30, 2024, and assets and liabilities of Graybug at their acquisition date fair value. Historical share and per share figures of Private CalciMedica have been retroactively restated based on the exchange ratio of 0.0288.

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to (i) Private CalciMedica., for periods prior to the effectiveness of the Merger and (ii) CalciMedica, Inc. (as a combined company) for periods following the effectiveness of the Merger.

This report contains references to trademarks belonging to other entities, which are the property of their respective holders. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CALCIMEDICA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(Unaudited)

	June 30, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	$5,056	$5,530
Short-term investments	14,081	5,708
Prepaid expenses and other current assets	1,305	367
Total current assets	20,442	11,605
Property and equipment, net	138	167
Other assets	472	413
Total assets	$21,052	$12,185
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,144	$1,419
Accrued clinical trial costs	829	1,141
Accrued expenses	941	1,468
Total current liabilities	3,914	4,028
Long-term liabilities
Warrant liability	3,300	—
Total liabilities	7,214	4,028
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares and no shares authorized at June 30, 2024 and December 31, 2023, respectively; no shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at June 30, 2024 and December 31, 2023; 10,750,156 and 5,754,505 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3	1
Additional paid-in capital	163,732	154,218
Accumulated deficit	(149,888)	(146,064)
Accumulated other comprehensive income (loss)	(9)	2
Total stockholders’ equity	13,838	8,157
Total liabilities and stockholders’ equity	$21,052	$12,185

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$4,157	$3,814	$7,101	$10,305
General and administrative	2,372	2,769	5,195	18,618
Total operating expenses	6,529	6,583	12,296	28,923
Loss from operations	(6,529)	(6,583)	(12,296)	(28,923)
Other income
Change in fair value of financial instruments	2,300	—	7,890	3,168
Other income	275	279	582	163
Total other income	2,575	279	8,472	3,331
Net loss	$(3,954)	$(6,304)	$(3,824)	$(25,592)
Net loss per share - basic and diluted	$(0.36)	$(1.11)	$(0.37)	$(7.86)
Weighted-average number of shares outstanding used in computing net loss per share—basic and diluted	11,129,053	5,661,933	10,441,785	3,255,868

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(3,954)	$(6,304)	$(3,824)	$(25,592)
Unrealized gain (loss) on available-for-sale securities, net of tax	8	—	(11)	—
Comprehensive loss	$(3,946)	$(6,304)	$(3,835)	$(25,592)

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance—December 31, 2023	5,754,505	$1	$154,218	$(146,064)	$2	$8,157
Stock-based compensation expense	—	—	414	—	—	414
Issuance of common shares from private placement (net of issuance costs)	4,985,610	2	7,903	—	—	7,905
Issuance of warrants in connection with the private placement	—	—	660	—	—	660
Unrealized loss on investments	—	—	—	—	(19)	(19)
Net income	—	—	—	130	—	130
Balance—March 31, 2024	10,740,115	3	163,195	(145,934)	(17)	17,247
Stock-based compensation expense	—	—	486	—	—	486
Issuance of common stock from at-the-market offering (net of issuance costs)	8,950	—	47	—	—	47
Issuance of common stock from exercise of stock options	1,091	—	4	—	—	4
Unrealized gain on investments	—	—	—	—	8	8
Net loss	—	—	—	(3,954)	—	(3,954)
Balance—June 30, 2024	10,750,156	$3	$163,732	$(149,888)	$(9)	$13,838

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance—December 31, 2022	84,820,880	$62,071	84,165	$1	$40,402	$(111,707)	$(71,304)
Stock-based compensation expense	—	—	—	—	11,126	—	11,126
Conversion of preferred stock to common stock as a result of Merger	(84,820,880)	(62,071)	2,442,852	—	62,071	—	62,071
Issuance of common stock to Graybug stockholders as a result of Merger and reset to par of $0.0001	—	—	1,571,433		29,218	—	29,218
Issuance of common shares from private placement (net of issuance costs)	—	—	596,363	—	10,340	—	10,340
Conversion of promissory notes into common stock	—	—	590,031	—	3,245	—	3,245
Conversion of Series C-2 warrants into common stock	—	—	80,254	—	442	—	442
Conversion of promissory note warrants into common stock	—	—	152,875	—	841	—	841
Merger transaction costs	—	—	—	—	(4,591)	—	(4,591)
Restricted stock units net settlement	—	—	143,960	—	(297)	—	(297)
Reclassification of warrant liability to equity	—	—	—	—	216	—	216
Net loss	—	—	—	—	—	(19,288)	(19,288)
Balance—March 31, 2023	—	—	5,661,933	$1	$153,013	$(130,995)	$22,019
Stock-based compensation expense	—	—	—	—	463	—	463
Adjustment to purchase accounting	—	—	—	—	3	—	3
Merger transaction costs	—	—	—	—	40	—	40
Net loss	—	—	—	—	—	(6,304)	(6,304)
Balance—June 30, 2023	—	$—	5,661,933	$1	$153,519	$(137,299)	$16,221

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(3,824)	$(25,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	900	11,589
Depreciation	29	27
Change in the fair value of warrant liability	(7,890)	(1,146)
Change in the fair value of convertible promissory notes	-	(2,022)
Transaction costs associated with warrants	776	—
Non-cash interest expense	-	110
Accretion of discount on short-term investment	(381)	(55)
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(1,004)	1,548
Accounts payable	726	(20)
Accrued expenses and other liabilities	(839)	(1,986)
Net cash used in operating activities	(11,507)	(17,547)
Investing activities:
Purchase of investments	(17,853)	—
Maturity of investments	9,850	14,580
Purchases of property and equipment	—	(78)
Net cash provided by (used in) investing activities	(8,003)	14,502
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	18,983	10,340
Acquisition of stock of Graybug, net of cash	—	14,859
Proceeds from exercise of stock options	4	—
Merger transaction costs	—	(4,546)
Proceeds from issuance of common stock from ATM Facility, net of issuance costs	49	—
Net cash provided by financing activities	19,036	20,653
Net increase (decrease) in cash and cash equivalents	(474)	17,608
Cash and cash equivalents at beginning of period	5,530	1,476
Cash and cash equivalents at end of period	$5,056	$19,084
Supplemental cash flow information:
Conversion of Series A, B, C-1, C-2 and D convertible preferred stock to common stock	$—	$62,071
Issuance of common stock to Graybug stockholders as a result of the Merger	$—	$29,218
Short-term investments assumed in the Merger	$—	$9,776
Prepaid expenses and other current assets assumed in the Merger	$—	$2,096
Accounts payable and accrued liabilities assumed in the Merger	$—	$2,258
Conversion of C-2 warrants to common stock	$—	$442
Conversion of convertible promissory notes to common stock	$—	$3,245
Conversion of convertible promissory note warrants to common stock	$—	$841
Merger transaction costs in accounts payable	$—	$1
Merger transactions costs in accrued expenses	$—	$4
Financing costs included in accounts payable	$5	$297
Reclassification of warrant liability to equity	$—	$216

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

Liquidity and Going Concern

The Company has an accumulated deficit of $149.9 million as of June 30, 2024 and net loss of $4.0 million and $3.8 million for the three and six months ended June 30, 2024, respectively. Other than the three months ended March 31, 2024, the Company experienced net losses since its inception. Total operating expenses for the three and six months ended June 30, 2024 were $6.5 million and $12.3 million, respectively. Substantially all of the Company’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.

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

From inception to June 30, 2024, the Company has completed financings from the sale of preferred and common stock for total net proceeds of $131.7 million and has issued convertible debt for net proceeds of $8.6 million. In connection with the Merger, the Company received approximately $29.4 million of cash, cash equivalents and short-term investments. As of June 30, 2024, the Company had cash, cash equivalents and short-term investments of approximately $19.1 million. The Company closed the 2024 Private Placement (as defined in Note 7) on January 23, 2024 and the second closing of the 2024 Private Placement occurred on February 5, 2024. Gross proceeds from the transaction were $20.4 million with net proceeds of approximately $19.0 million after deducting $1.4 million in commissions and other transaction expenses.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”), of the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the accounts of Graybug Vision, Inc. and

CalciMedica Subsidiary, Inc. for the three and six months ended June 30, 2024 and 2023. All intercompany accounts and transactions have been eliminated in consolidation.

Since Private CalciMedica was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the condensed consolidated financial statements were prepared on a stand-alone basis for Private CalciMedica and did not include the combined entities activity or financial position. Subsequent to the Merger, the condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 include the combined company’s activity from March 21, 2023 through June 30, 2024, and assets and liabilities of Graybug at their acquisition date fair value. Historical share and per share figures of Private CalciMedica have been retroactively restated based on the exchange ratio of 0.0288.

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

Concentration of Credit Risk and other Risks and Uncertainties

Financial instruments, which potentially subject the Company to significant concentrations of risk, consist principally of cash and cash equivalents. The Company’s cash is deposited with major federally insured U.S. financial institutions. The Company has no off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally three to five years) and consist of manufacturing and lab equipment primarily located in Indiana, furniture, computers; and phones. Repairs and maintenance costs are charged to expense as incurred. Depreciation expense recognized for the three months ended June 30, 2024 and 2023 was $15,000 and $14,000, respectively, and for the six months ended June 30, 2024 and 2023 was $29,000 and $27,000, respectively.

Long-lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. The Company did not recognize any impairment losses for the three and six months ended June 30, 2024 and 2023, respectively.

Leases

The Company leases office space with an original lease term of twelve months and does not have a right-of-use asset or lease liability recorded. The Company's policy is not to record leases with an original term of twelve months or less on the consolidated balance sheets. The Company recognizes lease expense for this short-term lease on a straight-line basis over the term of the lease. The lease is accounted for under ASC 842, Leases, and has been classified as an operating lease. Rent expense recognized was $30,000 and $154,000 for the three months ended June 30, 2024 and 2023, respectively, and $60,000 and $219,000 for the six months ended June 30, 2024 and 2023, respectively.

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

Deferred Offering Costs

The Company capitalizes costs that are directly associated with equity financings until such financings are consummated, at which time such costs are recorded against the gross proceeds of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations and comprehensive loss. As of June 30, 2024, the Company has deferred costs associated with its ATM Facility (as defined in Note 7) of $0.4 million on the condensed consolidated balance sheets.

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

As a result of the 2024 Private Placement, certain warrants to purchase common stock were deemed freestanding warrants and are reflected in the Company’s balance sheet as a liability as of and for the period ending June 30, 2024.

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

Post Merger, the Company uses the closing stock price the day of the grant date for the fair value.

Risk-Free Interest Rate

The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities similar to the expected term of the awards.

Expected Volatility

Prior to the Merger, since Private CalciMedica did not have publicly traded equity securities, the volatility of the options has been estimated using peer group volatility information. Post Merger, the Company uses an average volatility for comparable publicly-traded biopharmaceutical companies over a period equal to the expected term of the stock award grant as the Company does not yet have sufficient historical trading history for its own stock. The Company will continue to apply this method until a sufficient amount of historical information over a period equal to the expected term of the stock-based awards becomes available.

Expected Term

The Company used the simplified method to calculate the expected term for all grants during all periods, which is based on the midpoint between the vesting date and the end of the contractual term.

Expected Dividend Yield

The Company has never paid and has no present intention to pay cash dividends.

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources which are excluded from net loss. The Company’s only element of other comprehensive loss is unrealized gains and losses on marketable securities and short-term investments.

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

Beginning in November 2020, Private CalciMedica has paid consulting fees monthly to a consulting firm affiliated with the Company’s interim chief financial officer in connection with its consulting agreement. The Company recorded expense of $86,000 and $227,000 during the three months ended June 30, 2024 and 2023, respectively and $186,000 and $346,000 during the six months ended June 30, 2024 and 2023, respectively.

In May 2024, the Company granted a warrant to purchase 10,000 shares of common stock to a consulting firm affiliated with the Company’s interim chief financial officer. The Company recorded expense of $3,000 for the three and six months ended June 30, 2024.

Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period, including the Pre-Funded Warrants (as defined in Note 7). The Company calculates diluted net loss per share using the more dilutive of the (i) treasury stock method, if-converted method, or contingently issuable share method, as applicable, or (ii) the two-class method. For warrants, the calculation of diluted net loss per share requires that, to the extent the average fair value of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to net income (loss) per share for the period, adjustments to net income (loss) used in the calculation are required to remove the change in fair value of the warrants for the period.

In the periods presented, the Company’s outstanding stock options and warrants, other than the Pre-Funded Warrants, were excluded from the calculation of loss per share because the effect would be antidilutive. Accordingly, in periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share.

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

The Common Warrants (as defined in Note 7 below) were valued using Black-Scholes utilizing the following inputs; (i) a risk-free interest rate; (ii) volatility based on the expected term of the Common Warrant; (iii) and an exercise price and stock price on the date of the transaction. Several different scenarios were considered, and probability weighted to arrive at the final valuation. Increases or decreases in the fair value of the Common Warrants can result from updates to assumptions such as the expected timing or probability of the different settlement scenarios. Judgment is used in determining these assumptions as of the initial valuation date and at each subsequent reporting period. Updates to assumptions could have a significant impact on our results of operations in any given period.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$4,872	$—	$—	$4,872
Total cash equivalents	4,872	—	—	4,872
Short-term investments:
Corporate debt securities	—	1,225	—	1,225
Commercial paper	—	12,856	—	12,856
Total short-term investments	—	14,081	—	14,081
Total assets measured at fair value	$4,872	$14,081	$—	$18,953

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$3,634	$—	$—	$3,634
Commercial paper	—	1,738	—	1,738
Total cash equivalents	3,634	1,738	—	5,372
Short-term investments:
Commercial paper	—	5,213	—	5,213
U.S. Government sponsored entities - mortgage-backed securities	—	495	—	495
Total short-term investments	—	5,708	—	5,708
Total assets measured at fair value	$3,634	$7,446	$—	$11,080

Money market funds are highly liquid investments which are actively traded. The pricing information on the Company’s money market funds is based on quoted prices in active markets for identical securities. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

During the six months ended June 30, 2024, there were no transfers between Level 1, Level 2 and Level 3.

The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands).

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant Liability	$—	$—	$3,300	$3,300
Total liabilities measured at fair value	$—	$—	$3,300	$3,300

No fair value liabilities existed as of December 31, 2023.

The following provides a reconciliation for all liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2024 (in thousands):

Warrant liability
Balance at December 31, 2023	$—
Initial Fair Value of Warrants	11,190
Change in Fair Value of Preferred Warrants	(5,590)
Balance at March 31, 2024	5,600
Change in Fair Value of Preferred Warrants	(2,300)
Balance at June 30, 2024	$3,300

The following table presents information as to cost, unrealized gains and losses and fair value determination of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$4,872	$—	$—	$4,872
Total cash equivalents	4,872	—	—	4,872
Short-term investments:
Corporate debt securities	1,225	—	—	1,225
Commercial paper	12,866	—	(10)	12,856
Total short-term investments	14,091	—	(10)	14,081
Total assets measured at fair value	$18,963	$—	$(10)	$18,953

As of June 30, 2024, the contractual maturities of all available-for-sale investments were less than 12 months. The Company periodically reviews the available-for-sale for other-than-temporary impairment loss. All of the Company’s short-term investments were in unrealized loss positions as of June 30, 2024. The Company’s unrealized losses from short-term investments as of June 30, 2024, were caused by interest rate increases and not by an unfavorable change in the credit quality associated with these securities. The Company does not intend to sell the investments before recovery of their amortized cost basis, which may be maturity. Therefore, the Company believes these losses to be temporary and as a result, did not recognize any other-than-temporary losses as of June 30, 2024.

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

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued payroll and other employee benefits	$503	$935
Accrued severance	—	89
Accrued professional fees	401	345
Accrued franchise tax	19	77
Accrued other	18	22
Total accrued expenses	$941	$1,468

7. Convertible Preferred Stock, Common Stock and Stockholders' Equity (Deficit)

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

On January 19, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors, in which the Company sold the following securities to the accredited investors in a private placement transaction (the “2024 Private Placement”): (i) an aggregate of 4,985,610 shares of common stock; (ii) to certain investors, in lieu of shares of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 306,506 shares of common stock and exercisable at any time; (iii) Tranche A Common Warrants (the “Tranche A Common Warrants”) to purchase an aggregate of up to 2,646,058 shares of common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of common stock issuable upon exercise of such Pre-Funded Warrants); and (iv) Tranche B Common Warrants (the “Tranche B Common Warrants” and together with the Tranche A Common Warrants, the “Common Warrants”) to purchase an aggregate of up to 2,646,058 shares of common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of common stock issuable upon exercise of such Pre-Funded Warrants). At date of issuance, the fair value of the common stock was $8.5 million using the relative fair value method and is included in equity at June 30, 2024.

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

Shelf Registration Statement and At the Market Offering

In August 2023, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”). The Shelf Registration Statement permits the offering, issuance and sale of common stock, preferred stock, debt securities and warrants having an aggregate offering price of up to $100.0 million in one or more offerings and in any combination of the foregoing. As of June 30, 2024, $99.6 million remains available for sale under the Shelf Registration Statement.

The Shelf Registration Statement contains two prospectuses, a base prospectus and an at-the-market offering prospectus that covers the offering, issuance and sale of up to $17.3 million of common stock pursuant to an at-the-market offering agreement (“ATM Agreement”) with H.C Wainwright & Co., LLC, acting as sales agent (“ATM Facility”). The Company intends to use the net proceeds from the ATM Facility for general corporate purposes, which may include research and development expenses, clinical trial expenses, capital expenditures and working capital. The ATM Facility will terminate upon the earlier of (i) the sale of all of the shares of our common stock provided for in the at the market offering prospectus or (ii) termination of the ATM Agreement as permitted therein. The ATM Agreement may be terminated at any time by either party upon written notice. During the three months ended June 30, 2024, there were 8,950 shares sold under the ATM Facility for net proceeds of $51,000, after deducting $1,500 of commissions and $500 of settlement fees. As of June 30, 2024, the Company has sold 101,522 shares of common stock for net proceeds of $319,000, after deducting $13,000 of commissions and settlement expenses paid under the ATM Facility and approximately $17.0 million remains available for sale under the ATM Facility.

Preferred and Common Stock Warrants

The Company recognized a total change in fair value of the Preferred Stock Warrants of $0 for each of the three months ended June 30, 2024 and 2023 and $0 and $796,000 for the six months ended June 30, 2024 and 2023, respectively. The change in fair value for the six months ended June 30, 2023 was due to the conversion of Preferred Warrants to common stock warrants as part of the Merger.

In November 2020, Private CalciMedica granted a warrant to purchase 400,000 shares of common stock to a consulting firm affiliated with its interim chief financial officer in connection with its consulting agreement. The warrant has a 10-year term, an exercise price of $0.19, and vests ratably over 24 months commencing on the effective date. At the date of issuance, the fair value of the warrant was determined to be $120,000, utilizing Black-Scholes with the following assumptions: expected term of ten years, risk-free rate of 0.96%, volatility of 80.0% and a dividend yield of zero, which has been recognized as general and administrative expense over the vesting period. In conjunction with the Merger, the warrant converted to 11,520 warrants of CalciMedica at an exercise price of $6.60. The warrant is classified as equity and the Company expensed $0 and $13,000 to general and administrative expense related to this warrant for the three months ended June 30, 2024 and 2023, respectively, and $0 and $25,000 for the six months ended June 30, 2024 and 2023, respectively.

In October 2022, Private CalciMedica granted warrants to certain officers and directors to purchase 496,970 shares of common stock. In conjunction with the Merger, the warrants converted to 14,313 warrants of CalciMedica at an exercise price of $10.42. The warrants have a 10-year term and vest ratably over 12 and 48 months. At the date of issuance, the fair value of the warrants collectively was $125,000 and was determined utilizing Black-Scholes and will be recognized as general and administrative expense over the vesting periods. Assumptions used in the valuation were as follows: expected term of ten years, risk free rate of 4.10%, volatility of 82% and a dividend yield of zero. The warrants are classified as equity, and the Company expensed $2,000 and $14,000 to general and administrative expense for the three months ended June 30, 2024 and 2023, respectively, and $4,000 and $28,000, for the six months ended June 30, 2024 and 2023, respectively.

In connection with the 2024 Private Placement, the Company issued Tranche A Common Warrants, Tranche B Common Warrants and Pre-Funded Warrants. Tranche A Common Warrants were exercisable until July 29, 2024. The Tranche B Common Warrants are exercisable upon the earlier of December 31, 2026 or 30 days following the Company’s public disclosure of topline results from the Company’s planned Phase 2 clinical trial in patients with acute kidney injury. The purchase price per share and accompanying Common Warrants was $3.827 (or $4.3915 for directors, employees or consultants of the Company participating in the 2024 Private Placement) (or $3.8269 per Pre-Funded Warrant and accompanying Common Warrants, which represented the price of $3.827 per share and accompanying Common Warrants minus the $0.0001 per share exercise price of each such Pre-Funded Warrant).

The Tranche A Common Warrants had a strike price of $5.36 per share, were not deemed equity and were classified as a liability in the Company’s condensed consolidated balance sheets. At the date of issuance, the fair value of the Tranche A Common Warrants was $4.1 million utilizing Black-Scholes with the following assumptions: expected term of 0.94 years, risk-free interest rate of 4.9%, volatility of 100% and a dividend yield of zero. As of the balance sheet date of June 30, 2024, the value of the Tranche A Common Warrants was $0.2 million with the change in fair value of $1.2 million and $3.9 million for the three and six months ended June 30, 2024, respectively, being recorded in the condensed consolidated statements of operations in other income/(expense). The Tranche A Common Warrants expired on July 27, 2024.

The Tranche B Common Warrants have a strike price of $7.15 per share, are not deemed equity and are classified as a liability in the Company’s condensed consolidated balance sheets. At the date of issuance, the fair value of the Tranche B Common Warrants was $7.1 million utilizing Black-Scholes with the following assumptions: expected term of 1.69 years, risk-free interest rate of 4.5%, volatility of 100% and a dividend yield of zero. As of the balance sheet date of June 30, 2024, the value of the Tranche B Common Warrants was $3.1 million, with the change in fair value of $1.1 million and $4.0 million for the three and six months ended June 30, 2024, respectively, being recorded in the condensed consolidated statements of operations in other income/(expense).

The Pre-Funded Warrants have a strike price of $0.0001 per share, are deemed equity and included in the equity section of the Company’s condensed consolidated balance sheets. At date of issuance, the fair value of the Pre-Funded Warrants was $0.5 million using the relative fair value method and is included in equity at June 30, 2024.

The Placement Agent Warrants have a strike price of $0.0001 per share, are deemed equity and included in the equity section of the Company’s condensed consolidated balance sheets. At date of issuance, the fair value of the Placement Agent Warrants was $0.1 million using the relative fair value method and is included in equity at June 30, 2024.

In May 2024, the Company granted a warrant to a consulting firm affiliated with its chief financial officer to purchase 10,000 shares of common stock. At the date of issuance, the fair value of the warrant was $20,000 and was determined utilizing Black-Scholes and will be recognized as general and administrative expense over the vesting periods. Assumptions used in the valuation were as follows: expected term of twelve months, risk free rate of 4.42%, volatility of 89% and a dividend yield of zero. The warrant is classified as equity, and the Company expensed $3,000 to general and administrative expense for the three and six months ended June 30, 2024.

8. Stock-based Compensation

2006 Equity Incentive Plan and Amendment to 2006 Plan

Private CalciMedica adopted an equity incentive plan in 2006 (“2006 Plan”) that provides for the issuance of common stock to employees, non-employee directors and consultants. Recipients of incentive stock options are eligible to purchase common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The 2006 Plan provides for the grant of incentive stock options, non-statutory stock options and stock purchase rights. The maximum contractual term of options granted under the 2006 Plan is ten years. The options generally vest 25% on the first anniversary of the grant date, with the balance vesting ratably over the following 36 months. Pursuant to the Merger Agreement, the Company assumed the 2006 Plan and all stock options issued and outstanding under the 2006 Plan.

2023 Equity Incentive Plan

The Company adopted 2023 Equity Incentive Plan (the “2023 Plan”), which became effective at the closing of the Merger and replaced our 2020 Equity Incentive Plan (“2020 Plan”) on the effective date of the Merger. As of the effective date of the Merger, there were 1,000,000 shares of the Company’s common stock available for grant under the 2023 Plan. In addition, the share reserve is subject to annual increases each January 1 for the first ten years following approval of the 2023 Plan of up to 5% of shares of the Company’s common stock outstanding (or a lesser number determined by the Company’s board of directors). As of June 30, 2024, 228,475 options have been returned of which 223,108 (granted under the 2020 Plan) are unavailable for future grant. Effective January 1, 2024, the shares reserved for issuance under the 2023 Plan was increased by 287,725. As of June 30, 2024, 55,060 shares were available for grant under the 2023 Plan.

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

As of June 30, 2024, no shares have been issued under the 2023 ESPP.

The following table summarizes the stock option transactions for the 2023 Plan:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	1,739,270	$15.71	6.99	$76
Granted	631,250	4.17	9.74	—
Exercised	(1,091)	3.25	—	—
Cancelled	(228,475)	75.27	—	—
Outstanding at June 30, 2024	2,140,954	$5.95	8.12	$644
Vested and exercisable at June 30, 2024	1,001,228	$6.92	6.83	$338

There were 1,091 options exercised during the six months ended June 30, 2024. The weighted-average fair value of options granted during the six months ended June 30, 2024 and 2023 was $4.17 and $4.47 per share, respectively. The total fair value of shares vested was $0.8 million for the six months ended June 30, 2024. The total fair value of shares vested as of June 30, 2023 was $11.6 million (includes $10.5 million related to the acceleration of vesting of the Graybug stock awards at the date of the Merger).

As of June 30, 2024, stock-based compensation not yet recognized is $3.6 million, which the Company expects to recognize over an estimated weighted-average term of 2.8 years.

The following are the underlying assumptions in Black-Scholes to determine the fair value of the stock option grants for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Risk free interest rate	2.96%	3.50%-3.56%
Expected volatility	89%	75%-76%
Expected term (years)	6.08	6.25
Expected dividend yield	0%	0%

Stock-based Compensation Expense

Stock-based compensation expense recognized for options and restricted stock units granted was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$190	$161	$361	$2,242
General and administrative	296	302	539	9,347
Total stock-based compensation expense	$486	$463	$900	$11,589

The stock-based compensation expense for the six months ended June 30, 2023, includes one-time charges for the acceleration of vesting of the Graybug stock options at the date of the Merger of $1.9 million and $8.6 million in research and development and general and administrative expenses, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at June 30, 2024:

June 30,
2024
Common stock warrants	6,036,552
Stock options issued and outstanding	2,140,954
Shares available for issuance under the 2023 Plan	55,060
Shares available under the 2023 ESPP	122,545
Total	8,355,111

9. Commitments and Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

The Company has historically entered into contracts in the normal course of business with contract development and manufacturing organizations, for the manufacturing process development and the preclinical/clinical supply manufacturing, and our vendors for preclinical research studies and other services or products for operating purposes. These contracts generally provide for termination on notice of 60 to 90 days. As of June 30, 2024, there are six such contracts, five of those contracts with a CMO related to its development of Auxora and one acquired as a result of the Merger with approximately $1.1 million and $1.2 million of associated costs, respectively, still in effect for future services, and there were no unpaid cancellation or other related costs.

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

Rent expense for the three months ended June 30, 2024 and 2023 was $30,000 and $154,000, respectively, and for the six months ended June 30, 2024 and 2023 was $60,000 and $219,000, respectively, which is included in operating expenses.

10. Employee Benefits

In January 2007, Private CalciMedica adopted a defined contribution 401(k) plan for substantially all employees. There were no contributions made by the Company to the 401(k) plan for the six months ended June 30, 2024 and 2023, respectively.

11. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2024 and 2023 due to continuing losses. As of both June 30, 2024 and December 31, 2023, the Company continues to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative net losses.

12. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(3,954)	$(6,304)	$(3,824)	$(25,592)
Denominator
Basic and diluted
Weighted-average common shares outstanding, basic and diluted	10,746,802	5,661,933	10,106,300	3,255,868
Weighted-average pre-funded warrants outstanding, basic and diluted	306,506	—	269,456	—
Weighted-average placement agent warrants outstanding, basic and diluted	75,745	—	66,029	—
Weighted-average number of shares used to calculate basic and diluted net loss per share	11,129,053	5,661,933	10,441,785	3,255,868

Net loss per share - basic and diluted	$(0.36)	$(1.11)	$(0.37)	$(7.86)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of June 30,
	2024	2023
Stock options to purchase common stock	2,140,954	1,739,747
Warrants to purchase common stock	5,654,299	276,437
Total	7,795,253	2,016,184

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

Our lead product candidate is Auxora, a potent and selective intravenous formulated small molecule CRAC channel inhibitor containing the active compound zegocractin (formerly referred to as CM4620) that, in animal models, reduced acute epithelial and/or endothelial cell injury and inflammation in organs, such as the pancreas, lungs and kidneys. Multiple Phase 2 clinical trials with Auxora have been conducted: an open-label trial in acute pancreatitis (“AP”), a placebo-controlled double-blinded trial in AP (which we refer to as “CARPO”), an investigator led open label trial in asparaginase pancreatic toxicity (“AIPT”) (which we also refer to as “CRSPA”) in which the first cohort of patients has been completed, a placebo-controlled double-blind trial in severe COVID-19 pneumonia (which we also refer to as “CARDEA”) and an investigator led open-label trial in COVID-19 pneumonia patients with acute respiratory distress syndrome (“ARDS”). We observed in all of these trials that patients treated with Auxora experienced a reduced time to recovery and a reduction of organ damage. We believe the consistency of the results we observed from these trials in two different acute critical care conditions are mutually supportive and reinforce our plans to further pursue the use of Auxora in several additional acute critical illnesses.

In a Phase 2a trial conducted in the United States in patients with AP and accompanying systemic inflammatory response syndrome (“SIRS”) along with hypoxemia (low concentration of oxygen in blood), a greater proportion of patients treated with Auxora compared to standard of care (“SOC”) alone experienced reduced incidence of persistent SIRS (SIRS lasting 48 hours or more) and tolerated solid food at 72 hours, an indicator of disease resolution. The majority of patients with respiratory failure treated with Auxora did not require mechanical ventilation. This resulted in hospital discharge for patients treated with Auxora more than two days earlier than those treated with SOC alone. These findings were published in the peer-reviewed journal Pancreas in 2021. In June 2024, we announced topline data from an international, randomized, double-blind placebo-controlled Phase 2b trial in patients with AP and accompanying SIRS (which we also refer to as “CARPO”). The trial met its primary objective with statistically significant dose response in median time to solid food tolerance in a prespecified subgroup of patients with hyper-inflamed AP, as well as showed a statistically significant dose response in reduction of severe organ failure across the full patient population. Full data from the trial will be available in the second half of 2024, and we plan to present it at medical meetings. Further, we plan to discuss the full results with the FDA in an end-of-phase 2 meeting once they become available and to be in a position to initiate a pivotal trial in AP in 2025.

CRSPA, a Phase 1/2 single arm 24-patient trial, is currently being conducted in the United States in pediatric patients with acute lymphoblastic leukemia (“ALL”) who have developed pancreatitis as a side-effect of asparaginase or AIPT. CRSPA is an investigator-sponsored trial being conducted by St. Jude Children’s Research Hospital (“SJCRH”). AIPT is a particularly severe form of pancreatitis and historical data suggests that over half of the patients will develop pancreatic necrosis or pseudocysts and may not receive further asparaginase treatments for their ALL, potentially impacting their prognosis, and can develop long term health complications including chronic pancreatitis. The first cohort of nine patients in this trial has been completed, and the results were presented at the American Society of Hematology (“ASH”) meeting in December 2023. Eight of nine patients in the CRSPA study received a full regimen of four daily doses of Auxora and these patients were compared to a matched historical control group of patients who developed AIPT within 30 days of receiving asparaginase in the Total Therapy XVI study (T16) being conducted at SJCRH. Treatment with Auxora, as compared to the matched historical control group, was shown to have the potential to reduce the severity of AIPT in pediatric patients with ALL. Study results showed that Auxora reduced the average number of days patients spent in the hospital and the need for care in the intensive care unit (“ICU”). Additionally, no patients in the CRSPA study required total parenteral nutrition (“TPN”), compared to over half the patients in the matched historical control group, who required nearly four weeks of nutritional support on average. Finally, blinded central reading of pancreatic imaging showed a reduction in the development of significant pancreatic necrosis and the severity of acute pancreatitis in patients treated with Auxora compared to the matched historical control group. This trial has expanded to additional sites and we expect data in 2025.

In addition to AP and AIPT, we are conducting a Phase 2 randomized double-blind, placebo-controlled trial in patients with severe acute kidney injury (“AKI”) that also have acute hypoxemic respiratory failure (“AHRF”), which we call KOURAGE. KOURAGE will evaluate 150 patients with stage 2 and stage 3 AKI who have AHRF and are receiving oxygen either by non-invasive mechanical ventilation, high flow nasal cannula or intermittent mandatory ventilation (“IMV”). Patients will be stratified by classification of stage of AKI as well as the use of IMV. Patients will receive either a four-hour infusion of Auxora or placebo at 1.25 mL/kg as a first dose, after which they will receive Auxora or placebo at 1.0 mL/kg at hours 24, 48, 72 and 96. The primary endpoint of the trial will be evaluation of patients through day 30 to determine days alive, ventilator-free and dialysis-free. Secondary endpoints will include a composite of all-cause mortality, decrease in estimated glomerular filtration rate (“eGFR”), and the incidence of dialysis over a period of 90 days, also known as MAKE-90 (Major Adverse Kidney Events at 90 days). In February 2024, we received clearance from the FDA of our Investigational New Drug Application (“IND”) for KOURAGE, the Phase 2 clinical trial of Auxora for the treatment of AKI patients with AHRF. In July 2024, we announced that we have begun enrolling patients in KOURAGE and expect to report results from this trial in 2025.

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

Finally, we have compiled additional preclinical data supporting the potential to use CRAC channel inhibition for both chronic and acute inflammatory and immunologic diseases. We have several available product candidates and have chosen CM6336 for IND-enabling preclinical testing to determine its pharmacokinetics and safety for potential oral dosing. We have animal model data suggesting CRAC channel inhibition may be useful in treating chronic pancreatitis, rheumatoid arthritis, ulcerative colitis, allergic asthma, and traumatic brain injury. We plan to submit an IND to the FDA for CM6336 in 2025 and to pursue developing the drug for treatment of chronic pancreatitis and/or rheumatoid arthritis.

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

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Through June 30, 2024, our operations have been funded primarily by aggregate net proceeds of $169.7 million from the issuance of convertible preferred stock, convertible notes, common stock and the Merger. Since inception we have had significant operating losses, except for the three month period ending March 31, 2024. Our net loss was $3.8 million for the six months ended June 30, 2024. Included in the net loss for the six months ended June 30, 2024 were total operating expenses of $12.3 million, offset by a gain from the fair value adjustment to our warrant liability of $7.9 million and interest income of $0.6 million. As of June 30, 2024, we had an accumulated deficit of $149.9 million and $19.1 million in cash, cash equivalents and short-term investments.

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
•
laboratory and vendor expenses related to the execution of preclinical studies and previously planned and ongoing clinical trials;
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

Other Income

Our other income includes (i) interest and change in fair value of convertible promissory notes; (ii) changes in the fair value of our warrant liabilities; and (iii) other non-operating income.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following sets forth our results of operations (in thousands):

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
Operating expenses:
Research and development	$4,157	$3,814	$343	9%
General and administrative	2,372	2,769	(397)	(14%)
Total operating expenses	6,529	6,583	(54)	(1%)
Loss from operations	(6,529)	(6,583)	54	(1%)
Other income	2,575	279	2,296	823%
Net loss	$(3,954)	$(6,304)	$2,350	(37%)

Research and Development Expenses

Research and development expenses comprised (in thousands):

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
Preclinical studies and clinical trial-related activities	$1,748	$2,279	$(531)	(23%)
Chemistry, manufacturing and controls	956	221	735	333%
Personnel costs	862	750	112	15%
Consultants and other costs	591	564	27	5%
Total research and development expenses	$4,157	$3,814	$343	9%

Research and development expenses were $4.1 million for the three months ended June 30, 2024, compared to $3.8 million for the three months ended June 30, 2023. The increase of $0.3 million was due primarily to an increase of $0.7 million in chemistry, manufacturing and control activities in regard to our Phase 2 clinical trials of Auxora and personnel costs of $0.1 million. This was partially offset by a decrease of $0.5 million in preclinical activities relating to Auxora and CM6336.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (in thousands):

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
Personnel costs	$885	$772	$113	15%
Facility costs	139	192	(53)	(28%)
Professional services	980	1,332	(352)	(26%)
Consultants and other costs	368	473	(105)	(22%)
Total general and administrative expenses	$2,372	$2,769	$(397)	(14%)

General and administrative expenses were $2.4 million for the three months ended June 30, 2024, compared to $2.8 million for the three months ended June 30, 2023. The decrease of $0.4 million was primarily related to a decrease in professional services of $0.4 million and consultants and other costs of $0.1 million. These costs were partially offset by an increase in personnel costs of $0.1 million.

Other Income

Other income for the three months ended June 30, 2024 was income of $2.6 million, compared to $0.3 million for the three months ended June 30, 2023. The increase of $2.3 million was due to the fair value adjustments to our warrant liability as a result of the 2024 Private Placement, which resulted in a gain of $2.3 million. We had $0.3 million of interest income on our cash equivalents and short-term investments for each of the three months ended June 30, 2024 and 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following sets forth our results of operations (in thousands):

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
Operating expenses:
Research and development	$7,101	$10,305	$(3,204)	(31%)
General and administrative	5,195	18,618	(13,423)	(72%)
Total operating expenses	12,296	28,923	(16,627)	(57%)
Loss from operations	(12,296)	(28,923)	16,627	(57%)
Other income	8,472	3,331	5,141	154%
Net loss	$(3,824)	$(25,592)	$21,768	(85%)

Research and Development Expenses

Research and development expenses comprised (in thousands):

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
Preclinical studies and clinical trial-related activities	$3,116	$3,720	$(604)	(16%)
Chemistry, manufacturing and controls	1,223	323	900	279%
Personnel	1,732	5,430	(3,698)	(68%)
Consultants and other costs	1,030	832	198	24%
Total research and development expenses	$7,101	$10,305	$(3,204)	(31%)

Research and development expenses were $7.1 million for the six months ended June 30, 2024, compared to $10.3 million for the six months ended June 30, 2023. The decrease of $3.2 million was due primarily to a one-time charge for the acceleration of vesting of stock options of $1.9 million and a one-time severance charge of $1.6 million as a result of the Merger for the six months ended June 30, 2023 and a decrease of $0.6 million in preclinical activities relating to Auxora and CM6336. This was partially offset by an increase of $0.9 million in chemistry, manufacturing and control activities in regard to our Phase 2 clinical trials of Auxora and consultants and other costs of $0.2 million.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (in thousands):

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
Personnel costs	$1,706	$15,551	$(13,845)	(89%)
Facility costs	289	300	(11)	(4%)
Professional services	1,773	1,981	(208)	(10%)
Consultants and other costs	1,427	786	641	82%
Total general and administrative expenses	$5,195	$18,618	$(13,423)	(72%)

General and administrative expenses were $5.2 million for the six months ended June 30, 2024, compared to $18.6 million for the six months ended June 30, 2023. The decrease of $13.4 million was primarily related to a decrease in personnel costs of $13.8 million driven by a one-time charge for the acceleration of vesting of stock options of $8.6 million and a one-time severance charge of $4.1 million as a result of the Merger for the six months ended June 30, 2023. Additionally, professional services decreased $0.2 million as a result of the Merger for the six months ended June 30, 2024. These costs were partially offset by an increase of $0.6 million in consultants and other costs.

Other Income

Other income for the six months ended June 30, 2024 was income of $8.5 million, compared to $3.3 million for the six months ended June 30, 2023. The increase of $5.2 million was due to the fair value adjustments to our warrant liability as a result of the 2024 Private Placement, which resulted in a gain of $7.9 million offset by the fair value adjustment to our warrant liability and convertible promissory notes, which resulted in a $3.2 million gain for the six months ended June 30, 2023. We had $0.6 million of interest income on our cash equivalents and short-term investments and $0.3 million for the six months ended June 30, 2024 and 2023, respectively. There was a decrease in interest expense of $0.1 million due to the conversion of the convertible notes in 2023.

Liquidity and Capital Resources

Overview

As of June 30, 2024 we had cash, cash equivalents and short-term investments of $19.1 million.

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

We expect to finance our longer-term expected future cash requirements and obligations through a combination of existing cash, cash equivalents and short-term investments and equity offerings, debt financings or other capital sources, including collaborations, licenses or similar arrangements. To continue to finance our operations, we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. However, we may be unable to raise additional funds or enter into such other arrangement when needed or on favorable terms, if at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

In August 2023, we filed the Shelf Registration Statement, which contains two prospectuses, a base prospectus and an at the market offering prospectus that covers the offering, issuance and sale of up to $17.3 million of common stock pursuant to the ATM Agreement with H.C Wainwright & Co., LLC, acting as sales agent. The Shelf Registration Statement permits the offering, issuance and sale of common stock, preferred stock, debt securities and warrants having an aggregate offering price of up to $100.0 million in one or more offerings and in any combination of the foregoing. As of June 30, 2024, $99.6 million remains available for sale under the Shelf Registration Statement. During the three months ended June 30, 2024, 8,950 shares were sold under the ATM Facility for net proceeds of $51,000, after deducting $1,500 of commissions and $500 of settlement fees. As of June 30, 2024, we sold an aggregate of 101,522 shares of common stock for net proceeds of $312,000 after deducting $13,000 of commissions paid under the ATM Facility and approximately $17.0 million remains available for sale under the ATM Facility.

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

Our operations have been funded primarily by aggregate net proceeds of $169.7 million from the issuance of convertible preferred stock, convertible notes, common stock and the Merger. Since inception, we have had significant operating losses, except for the three month period ending March 31, 2024. Our net loss for the six months ended June 30, 2024 was $3.8 million and consisted of total operating expenses of $12.3 million offset by a gain from the fair value adjustment to our warrant liability of $7.9 million and interest income of $0.6 million. For the six months ended June 30, 2023, our net loss was $25.6 million consisting of $28.9 million of operating expenses (including $10.5 million in one-time charges related to the acceleration of vesting of the Graybug stock awards at the date of the Merger and $5.7 million of one-time severance charges as a result of the Merger). As of June 30, 2024, we had an accumulated deficit of $149.9 million and $19.1 million in cash, cash equivalents and short-term investments. During the six months ended June 30, 2024, cash used in operations was $11.5 million, primarily due to cash outlays for operations. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(11,507)	$(17,547)
Investing activities	(8,003)	14,502
Financing activities	19,036	20,653
Net increase (decrease) in cash and cash equivalents	$(474)	$17,608

Net Cash Used in Operating Activities

Cash used in operating activities of $11.5 million during the six months ended June 30, 2024 was attributable to our net income of $3.8 million, non-cash items of $6.6 million and a net change in our operating assets and liabilities of $1.1 million. Non-cash items consisted primarily of $7.9 million due to a change in our warrant liability as result of the 2024 Private Placement in the first quarter of 2024 and accretion on our short term investments of $0.4 million, offset by $0.8 million of transaction costs allocated to warrants and $0.9 million of stock-based compensation.

Cash used in operating activities of $17.5 million during the six months ended June 30, 2023 was attributable to our net loss of $25.6 million and a net change of $0.4 million in our operating assets and liabilities offset by non-cash items of $8.5 million. Non-cash items includes $10.5 million in one-time charges related to the acceleration of vesting of the Graybug stock awards at the date of the Merger, $1.1 million of stock-based compensation and $0.1 million in accrued interest on our convertible promissory notes, offset by $1.2 million and $2.0 million change in the fair value of our warrant liability and convertible promissory notes, respectively based on the value the warrant holder and promissory note holder received in common stock.

Net Cash Provided by (Used in) Investing Activities

Cash used in investing activities of $8.0 million for the six months ended June 30, 2024 consisted of the purchase of short-term investments of $17.9 million, offset by maturing of short-term investments of $9.9 million.

Cash provided by investing activities of $14.5 million for the six months ended June 30, 2023 consisted of maturities of short-term investments of $14.6 million, offset by purchases of property and equipment of $0.1 million.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2024 was $19.1 million comprised of the sale and issuance of common stock of $20.4 million in the 2024 Private Placement and $0.1 million as a result of our ATM Facility, offset by transaction costs of $1.4 million.

Cash provided by financing activities for the six months ended June 30, 2023 was $20.7 million and comprised of cash acquired as a result of the Merger of $14.9 million, the sale and issuance of common stock of $10.3 million in the 2023 Private Placement, offset by transaction costs of $4.5 million.

Material Cash Requirements

Our material cash requirements from known contractual obligations consisted primarily of our lease obligation. We lease office and laboratory space in La Jolla, California with monthly rent expense of approximately $10,000 pursuant to a 12 month lease agreement that commenced in January 2023 and was amended and renewed in December 2023 for an additional 12 month term with monthly rent expense of approximately $10,000. Over the next six months, we expect cash requirements for our lease obligation to be approximately $60,000.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our other pipeline programs, which include new product candidates, are in preclinical development. As of June 30, 2024, we had an accumulated deficit of $149.9 million and net loss of $3.8 million for the six months ended June 30, 2024. Other than the three months ended March 31, 2024, we had incurred net losses since our inception. We have never generated revenue from product sales and we expect that it will be several years, if ever, before we have a product candidate ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of June 30, 2024, we had $19.1 million in cash, cash equivalents and short-term investments. Based on our current operating plans, we believe our existing resources will be sufficient to fund our operations into the second half of 2025 and will allow us to fund the advancement of Auxora in AP, AIPT and AKI, through clinical milestones in 2024 and the first half of 2025. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, nor will it be sufficient to pursue additional indications for Auxora like AHRF, nor will it be sufficient to fund clinical trials on other product candidates in our portfolio aside from Auxora, and we will need to raise substantial additional capital to complete the development and any commercialization of our product candidates.

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

The results of preclinical studies and early clinical trials of product candidates, even those with the same or similar mechanisms of action, may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. While we have previously received results, some preliminary, from two randomized, blinded placebo-controlled trials, one small blinded randomized SOC controlled trial, one small randomized open-label placebo-controlled trial, one small open-label single site trial, and one small open label investigator sponsored clinical trial, we do not know how Auxora will perform in the ongoing Phase 2 clinical trials or in future clinical trials with larger sample sizes. Results of clinical trials with smaller sample sizes, such as our completed SOC-controlled Phase 2a clinical trial of Auxora in 21 patients with AP and accompanying SIRS plus hypoxemia, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. In general, clinical trial failure may result from a multitude of factors including flaws in trial design, dose selection, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

To date, we have not completed any clinical trials that the FDA has confirmed or accepted as late-stage or pivotal clinical trials for any of our product candidates. We cannot guarantee that any clinical trials will be initiated or conducted as planned or completed on schedule, if at all. We also cannot be sure that submission of an IND or similar application will result in the FDA or other regulatory authority, as applicable, allowing clinical trials to begin in a timely manner, if at all.

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
•
we conducted a significant portion of our CARPO trial in India and, to the extent that we conduct clinical trials in foreign countries, the failure of enrolled subjects in foreign countries to adhere to clinical protocols as a result of differences in SOC, provision of healthcare services or cultural customs;
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

We conducted a significant portion of our CARPO trial in India, and regulatory authorities may not accept data from such trial or any future clinical trials we conduct outside the United States or the applicable foreign jurisdiction.*

We conducted a significant portion of our CARPO trial in India. The acceptance of trial data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable non-U.S. regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from non-U.S. clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of non-U.S. data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many non-U.S. regulatory authorities have similar approval requirements. In addition, such non-U.S. trials would be subject to the applicable local laws of the non-U.S. jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable non-U.S. regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable non-U.S. regulatory authority does not accept such data or believes that additional data is necessary to supplement such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

Preliminary, interim and topline data from our clinical trials may change as more participant data becomes available, and are subject to audit and verification procedures that could result in material changes in the final data.

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

We may in the future seek an accelerated approval for our one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that such product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post- approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

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

In addition, with respect to investigator-sponsored trials that are being conducted and may be conducted in the future, we do not and would not control the design or conduct of these trials, and it is possible that the FDA will not view these investigator-sponsored trials as providing adequate support for future clinical trials or market approval, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results. We expect that such arrangements will provide us certain information rights with respect to the investigator-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory submissions, resulting from the investigator-sponsored trials. However, we would not have control over the timing and reporting of the data from investigator-sponsored trials, nor would we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the firsthand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected. The investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in investigator- sponsored clinical trials could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates and the public perception of our product candidates. Additionally, the FDA may disagree with the sufficiency of our right of reference to the preclinical or clinical data generated by these investigator-sponsored trials, or our interpretation of preclinical, manufacturing or clinical data from these investigator-sponsored trials. If so, the FDA may require us to obtain and submit additional preclinical or clinical data.

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

In the event that any of our contracted third parties fails to comply with such requirements or to perform their obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, including due to the ongoing conflicts between Ukraine and Russia and in the Middle East or other geopolitical or macroeconomic situations, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on commercially reasonable terms, if at all. In particular, any replacement of a third-party contractor could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture a certain aspect of our product candidates may be unique or proprietary to the third-party performing such process and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. In addition, certain of our product candidates and our own proprietary methods have never been produced or implemented outside of our company, and we may therefore experience delays to our development programs if we attempt to establish new third-party arrangements for these product candidates or methods. If we are required to or voluntarily change a third-party contractor for any reason, we will be required to verify that the new third party maintains facilities, processes and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

Our or a third-party’s failure to execute on our manufacturing and supply requirements, do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including:

•
initiation or continuation of clinical trials of our product candidates;
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

Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

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

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability of such product revenue to us are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of June 30, 2024, we employed 13 full-time employees, six of whom were primarily engaged in research and development activities. We also engage various consultants that are primarily engaged in research and development activities. As we advance our research and development programs, we may be required to further increase the number of our employees, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

While we invest in our information security systems, we cannot assure you that our data protection efforts and our investment in information technology will prevent breakdowns, data leakages, breaches in our systems or other cyber incidents that could have an adverse effect upon our reputation, business, financial condition, results or operations and prospects. We may not be successful in preventing or detecting cyber-attacks or mitigating their effects, or we may be perceived as having failed to do so. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident. For example, if a cyber-attack were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Furthermore, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal data), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal data, including personal data regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal data, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business (and that of third parties with whom we work) and our ability to provide our services..

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the Affordable Care Act. By way of example, the Tax Act repealed penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance, commonly referred to as the “individual mandate.” Following several years of litigation in the federal courts, in June 2021 the U.S. Supreme Court upheld the Affordable Care Act when it dismissed a legal challenge to the Affordable Care Act’s constitutionality on procedural grounds following that legislative repeal of the individual mandate. It is possible that the Affordable Care Act will be subject to additional challenges in the future. Prior to the Supreme Court’s decision, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. Further, on August 16, 2022, President Biden signed the IRA into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is unclear how any such challenges and the healthcare reform measures of the current or future administrations will impact the Affordable Care Act, our business, or financial condition.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Our executive officers, directors and holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant percentage of our voting stock. As a result, these stockholders, if continuing to act together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39538	March 22, 2023	3.1

3.2	Certificate of Amendment, dated March 20, 2023 to Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39538	March 22, 2023	3.2

3.3	Restated Bylaws of the Registrant.	10-Q	001-39538	November 12, 2020	3.2

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of Common Stock Certificate	S-1/A	333-248611	September 21, 2020	4.1

4.3	Form of Registration Rights Agreement, dated November 21, 2022, by and among CalciMedica, Inc. and the several purchasers signatory thereto.	8-K	001-39538	March 22, 2023	4.1

4.4	Form of Registration Rights Agreement by and among CalciMedica, Inc. and the persons party thereto.	8-K	001-39538	January 24, 2024	10.2

4.5	Warrant to Purchase Common Stock dated as of December 11, 2019, by and between the Registrant and SG Dan Equity Holdings, LLC.	S-1	333-248611	September 4, 2020	4.3

4.6	Form of Warrant to Purchase Shares of Series D Convertible Preferred Stock of CalciMedica, Inc.	8-K	001-39538	March 22, 2023	4.2

4.7	Warrant to Purchase Common Stock dated as of November 9, 2020, issued by the Registrant to SG Dan Equity Holdings, LLC.	8-K	001-39538	March 22, 2023	4.3

4.8	Warrant to Purchase Common Stock, dated as of October 18, 2022, issued by CalciMedica, Inc. to SG Dan Equity Holdings, LLC.	8-K	001-39538	March 22, 2023	4.4

4.9	Warrant to Purchase Common Stock, dated as of October 18, 2022, issued by CalciMedica, Inc. to Eric Roberts.	8-K	001-39538	March 22, 2023	4.5

4.10	Warrant to Purchase Common Stock, dated as of October 25,2022, issued by CalciMedica, Inc. to Fred Middleton.	8-K	001-39538	March 22, 2023	4.6

4.11	Form of Warrant to Purchase Shares of Series B Convertible Preferred Stock of CalciMedica, Inc.	S-3	333-271115	April 4, 2023	4.9

4.12	Form of Tranche A Common Warrant	8-K	001-39538	January 24, 2024	4.1

4.13	Form of Tranche B Common Warrant	8-K	001-39538	January 24, 2024	4.2

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

4.14	Form of Pre-Funded Warrant	8-K	001-39538	January 24, 2024	4.3

4.15	Form of Placement Agent Warrant	8-K	001-39538	January 24, 2024	4.4

4.16	Warrant to Purchase Common Stock, dated as of May 17, 2024, issued by the Registrant to SG Dan Equity Holdings, LLC					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

CALCIMEDICA, INC.

Date: August 12, 2024	By:	/s/ A. Rachel Leheny
A. Rachel Leheny, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2024	By:	/s/ Daniel Geffken
Daniel Geffken
Interim Chief Financial Officer (Principal Accounting and Financial Officer)