Form 10-Q
period 2024-09-30
CalciMedica, Inc.
filed 2024-11-13
CIK 1534133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the Registrant’s common stock outstanding as of November 6, 2024 was 13,481,917.

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

Since Private CalciMedica was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the condensed consolidated financial statements were prepared on a stand-alone basis for Private CalciMedica and did not include the combined entities’ activity or financial position. Subsequent to the Merger, the condensed consolidated financial statements as of and for the nine months ended September 30, 2024 include the combined company’s activity from March 21, 2023, the date of the Merger, through September 30, 2024, and assets and liabilities of Graybug at their acquisition date fair value. Historical share and per share figures of Private CalciMedica have been retroactively restated based on the exchange ratio of 0.0288.

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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CALCIMEDICA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(Unaudited)

	September 30, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	$9,151	$5,530
Short-term investments	5,452	5,708
Prepaid expenses and other current assets	1,083	367
Total current assets	15,686	11,605
Property and equipment, net	130	167
Other assets	396	413
Total assets	$16,212	$12,185
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,536	$1,419
Accrued clinical trial costs	1,103	1,141
Accrued expenses	1,143	1,468
Total current liabilities	3,782	4,028
Long-term liabilities
Warrant liability	3,400	—
Total liabilities	7,182	4,028
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; no shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at September 30, 2024 and December 31, 2023; 10,761,917 and 5,754,505 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3	1
Additional paid-in capital	164,529	154,218
Accumulated deficit	(155,506)	(146,064)
Accumulated other comprehensive income	4	2
Total stockholders’ equity	9,030	8,157
Total liabilities and stockholders’ equity	$16,212	$12,185

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$3,546	$2,772	$10,647	$13,077
General and administrative	2,190	2,061	7,385	20,679
Total operating expenses	5,736	4,833	18,032	33,756
Loss from operations	(5,736)	(4,833)	(18,032)	(33,756)
Other income
Change in fair value of financial instruments	(100)	—	7,790	3,168
Other income	218	214	800	377
Total other income	118	214	8,590	3,545
Net loss	$(5,618)	$(4,619)	$(9,442)	$(30,211)
Net loss per share - basic and diluted	$(0.50)	$(0.82)	$(0.88)	$(7.43)
Weighted-average number of shares outstanding used in computing net loss per share—basic and diluted	11,134,964	5,667,343	10,674,531	4,068,526

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(5,618)	$(4,619)	$(9,442)	$(30,211)
Unrealized gain on available-for-sale securities, net of tax	13	—	2	—
Comprehensive loss	$(5,605)	$(4,619)	$(9,440)	$(30,211)

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Gain/(Loss)	Equity
Balance—December 31, 2023	5,754,505	$1	$154,218	$(146,064)	$2	$8,157
Stock-based compensation expense	—	—	414	—	—	414
Issuance of common shares from private placement (net of issuance costs)	4,985,610	2	7,903	—	—	7,905
Issuance of warrants in connection with the private placement	—	—	660	—	—	660
Unrealized loss on investments	—	—	—	—	(19)	(19)
Net income	—	—	—	130	—	130
Balance—March 31, 2024	10,740,115	3	163,195	(145,934)	(17)	17,247
Stock-based compensation expense	—	—	486	—	—	486
Issuance of common stock from at-the-market offering (net of issuance costs)	8,950	—	47	—	—	47
Issuance of common stock from exercise of stock options	1,091	—	4	—	—	4
Unrealized gain on investments	—	—	—	—	8	8
Net loss	—	—	—	(3,954)	—	(3,954)
Balance—June 30, 2024	10,750,156	3	163,732	(149,888)	(9)	13,838
Stock-based compensation expense	—	—	781	—	—	781
Issuance of common stock from exercise of stock options	11,761	—	16	—	—	16
Unrealized gain on investments	—	—	—	—	13	13
Net loss	—	—	—	(5,618)	—	(5,618)
Balance—September 30, 2024	10,761,917	$3	$164,529	$(155,506)	$4	$9,030

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance—December 31, 2022	84,820,880	$62,071	84,165	$1	$40,402	$(111,707)	$(71,304)
Stock-based compensation expense	—	—	—	—	11,126	—	11,126
Conversion of preferred stock to common stock as a result of Merger	(84,820,880)	(62,071)	2,442,852	—	62,071	—	62,071
Issuance of common stock to Graybug stockholders as a result of Merger and reset to par of $0.0001	—	—	1,571,433		29,218	—	29,218
Issuance of common shares from private placement (net of issuance costs)	—	—	596,363	—	10,340	—	10,340
Conversion of promissory notes into common stock	—	—	590,031	—	3,245	—	3,245
Conversion of Series C-2 warrants into common stock	—	—	80,254	—	442	—	442
Conversion of promissory note warrants into common stock	—	—	152,875	—	841	—	841
Merger transaction costs	—	—	—	—	(4,591)	—	(4,591)
Restricted stock units net settlement	—	—	143,960	—	(297)	—	(297)
Reclassification of warrant liability to equity	—	—	—	—	216	—	216
Net loss	—	—	—	—	—	(19,288)	(19,288)
Balance—March 31, 2023	—	—	5,661,933	$1	$153,013	$(130,995)	$22,019
Stock-based compensation expense	—	—	—	—	463	—	463
Adjustment to purchase accounting	—	—	—	—	3	—	3
Merger transaction costs	—	—	—	—	40	—	40
Net loss	—	—	—	—	—	(6,304)	(6,304)
Balance—June 30, 2023	—	$—	5,661,933	$1	$153,519	$(137,299)	$16,221
Stock-based compensation expense	—	—	—	—	482	—	482
Adjustment to purchase accounting	—	—	—	—	3	—	3
Issuance of common stock (net of issuance costs)	—	—	22,940	—	72	—	72
Net loss	—	—	—	—	—	(4,619)	(4,619)
Balance—September 30, 2023	—	$—	5,684,873	$1	$154,076	$(141,918)	$12,159

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(9,442)	$(30,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,681	12,071
Depreciation	44	39
Change in the fair value of warrant liability	(7,790)	(1,146)
Change in the fair value of convertible promissory notes	-	(2,022)
Transaction costs associated with warrants	776	—
Non-cash interest expense	-	110
Accretion of discount on short-term investment	(492)	(61)
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(705)	2,490
Accounts payable	117	(1,474)
Accrued expenses and other liabilities	(363)	(1,914)
Net cash used in operating activities	(16,174)	(22,118)
Investing activities:
Purchase of investments	(18,837)	(2,941)
Maturity of investments	19,587	14,580
Purchases of property and equipment	(6)	(78)
Net cash provided by investing activities	744	11,561
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	18,983	10,340
Acquisition of stock of Graybug, net of cash	—	14,859
Proceeds from exercise of stock options	20	—
Merger transaction costs	—	(4,546)
Proceeds from issuance of common stock from ATM Facility, net of issuance costs	49	72
Net cash provided by financing activities	19,052	20,725
Net increase in cash and cash equivalents	3,622	10,168
Cash and cash equivalents at beginning of period	5,530	1,476
Cash and cash equivalents at end of period	$9,152	$11,644
Supplemental cash flow information:
Conversion of Series A, B, C-1, C-2 and D convertible preferred stock to common stock	$—	$62,071
Issuance of common stock to Graybug stockholders as a result of the Merger	$—	$29,218
Short-term investments assumed in the Merger	$—	$9,776
Prepaid expenses and other current assets assumed in the Merger	$—	$2,096
Accounts payable and accrued liabilities assumed in the Merger	$—	$2,258
Conversion of C-2 warrants to common stock	$—	$442
Conversion of convertible promissory notes to common stock	$—	$3,245
Conversion of convertible promissory note warrants to common stock	$—	$841
Financing costs included in accounts payable	$—	$297
Reclassification of warrant liability to equity	$—	$216

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

Liquidity and Need for Additional Capital

The Company has an accumulated deficit of $155.5 million as of September 30, 2024 and net loss of $5.6 million and $9.4 million for the three and nine months ended September 30, 2024, respectively. Other than the three months ended March 31, 2024, the Company experienced net losses since its inception. Substantially all of the Company’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.

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

From inception to September 30, 2024, the Company has completed financings from the sale of preferred and common stock for total net proceeds of $131.7 million and has issued convertible debt for net proceeds of $8.6 million. In connection with the Merger, the Company received approximately $29.4 million of cash, cash equivalents and short-term investments. At September 30, 2024, the Company had cash, cash equivalents and short-term investments of approximately $14.6 million. The Company closed the 2024 Private Placement (as defined in Note 7) on January 23, 2024 and a second closing occurred on February 5, 2024. Gross proceeds from the transaction were $20.4 million with net proceeds of approximately $19.0 million after deducting $1.4 million in commissions and other transaction expenses. On November 1, 2024, the Company closed the 2024 Follow-On (as defined in Note 13) of 2,720,000 shares of its common stock at a price to the public of $3.75 per share. The gross proceeds from the offering, before deducting underwriting discounts and commissions and offering expenses, were $10.2 million. In addition, the Company has granted the underwriters a 30-day option to purchase up to an additional 408,000 shares of its common stock at the public offering price, less underwriting discounts and commissions.

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

If the Company becomes unable to continue as a going concern, it may have to liquidate its assets, and might realize significantly less than the values at which they are carried on its financial statements, and stockholders may lose all or part of their investment in the Company’s common stock.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”), of the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the accounts of Graybug Vision, Inc. and CalciMedica Subsidiary, Inc. for the three and nine months ended September 30, 2024 and 2023. All intercompany accounts and transactions have been eliminated in consolidation.

Since Private CalciMedica was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the condensed consolidated financial statements were prepared on a stand-alone basis for Private CalciMedica and did not include the combined entities activity or financial position. Subsequent to the Merger, the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 include the combined company’s activity from March 21, 2023 through September 30, 2024, and assets and liabilities of Graybug at their acquisition date fair value. Historical share and per share figures of Private CalciMedica have been retroactively restated based on the exchange ratio of 0.0288.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of readily available cash in checking accounts, money market funds, U.S treasury bills and commercial paper. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Short-term Investments

The Company invests excess cash in commercial paper, U.S. treasury bills and U.S. government sponsored entities, such as mortgage-backed securities. These investments are included in short-term investments on the balance sheet, classified as available-for-sale and reported at fair value with unrealized gains and losses included in accumulated other comprehensive loss. Realized gains and losses on the sale of these securities are recognized in net loss.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally three to five years) and consist of manufacturing and lab equipment primarily located in Indiana, furniture, computers; and phones. Repairs and maintenance costs are charged to expense as incurred. Depreciation expense recognized for the three months ended September 30, 2024 and 2023 was $15,000 and $12,000, respectively, and for the nine months ended September 30, 2024 and 2023 was $44,000 and $39,000, respectively.

Long-lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. The Company did not recognize any impairment losses for the three and nine months ended September 30, 2024 and 2023, respectively.

Leases

The Company leases office space with an original lease term of twelve months and does not have a right-of-use asset or lease liability recorded. The Company's policy is not to record leases with an original term of twelve months or less on the consolidated balance sheets. The Company recognizes lease expense for this short-term lease on a straight-line basis over the term of the lease. The lease is accounted for under ASC 842, Leases, and has been classified as an operating lease. Rent expense recognized was $30,000 and $28,000 for the three months ended September 30, 2024 and 2023, respectively, and $90,000 and $246,000 for the nine months ended September 30, 2024 and 2023, respectively.

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

Deferred Offering Costs

The Company capitalizes costs that are directly associated with equity financings until such financings are consummated, at which time such costs are recorded against the gross proceeds of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations and comprehensive loss. As of September 30, 2024, the Company has deferred costs associated with its ATM Facility (as defined in Note 7) of $0.4 million on the condensed consolidated balance sheets.

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

As a result of the 2024 Private Placement, certain warrants to purchase common stock were deemed freestanding warrants and are reflected in the Company’s balance sheet as a liability as of and for the period ending September 30, 2024.

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

Beginning in November 2020, Private CalciMedica has paid consulting fees monthly to a consulting firm affiliated with the Company’s interim chief financial officer in connection with its consulting agreement. The Company recorded expense of $57,000 and $94,000 during the three months ended September 30, 2024 and 2023, respectively and $243,000 and $440,000 during the nine months ended September 30, 2024 and 2023, respectively.

In May 2024, the Company granted a warrant to purchase 10,000 shares of common stock to a consulting firm affiliated with the Company’s interim chief financial officer. The Company recorded expense of $5,000 and $8,000 for the three and nine months ended September 30, 2024, respectively.

Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period, including the Pre-Funded Warrants and Placement Agent Warrants (as defined in Note 7). The Company calculates diluted net loss per share using the more dilutive of the (i) treasury stock method, if-converted method, or contingently issuable share method, as applicable, or (ii) the two-class method. For warrants, the calculation of diluted net loss per share requires that, to the extent the average fair value of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to net loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the warrants for the period.

In the periods presented, the Company’s outstanding stock options and warrants, other than the Pre-Funded Warrants and Placement Agent Warrants, were excluded from the calculation of net loss per share because the effect would be antidilutive. Accordingly, in periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires public entities to disclose significant segment expenses regularly provided to the chief operating decision-maker. Public entities with a single reporting segment have to provide all disclosures required by ASC 280, including the significant segment expense disclosures. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. The Company does not expect this ASU to have a material impact on the consolidated financial statements.

In December 2023, the FASB issued final guidance in ASU No. 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures requiring entities to provide additional information in the rate reconciliation and disclosures about income taxes paid. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. The Company does not expect this ASU to have a material impact on the consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) which requires public entities to disclose in the notes to financial statements, of additional specified information about certain costs and expenses. For public business entities, the guidance is effective for annual periods beginning after December 15, 2026 and interim periods after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact that this guidance will have on the condensed consolidated financial statements.

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

Under reverse recapitalization accounting, the assets and liabilities of Graybug were recorded at their fair value, which approximated book value due to the short-term nature of the instruments. The Company's consolidated condensed financial statements reflect the issuance of 1,571,433 shares to the former stockholders of Graybug.

Under the terms of the Merger Agreement, immediately prior to the effective time of the Merger, each outstanding share of Private CalciMedica capital stock (after giving effect to the automatic conversion of all shares of Private CalciMedica preferred stock into shares of Private CalciMedica common stock, the automatic exercise of certain Private CalciMedica warrants to purchase shares of Private CalciMedica common stock in accordance with their terms (the “Private CalciMedica warrant exercises”), the conversion of Private CalciMedica convertible promissory notes into Private CalciMedica common stock and the closing of the 2023 Private Placement (as defined and discussed in Note 7 - Convertible Preferred Stock, Common Stock, and Stockholders' Equity (Deficit)), was converted into the right to receive 0.0288 shares of Graybug common stock, which resulted in the issuance by Graybug of an aggregate of 3,946,540 shares of Graybug common stock to the stockholders of Private CalciMedica in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act and the rules promulgated thereunder. In addition, Graybug assumed the Private CalciMedica 2006 Stock Plan (See Note 8 - Stock-Based Compensation), and each outstanding and unexercised option to purchase Private CalciMedica common stock and each outstanding and unexercised warrant to purchase Private CalciMedica common stock (excluding the warrants which were automatically exercised pursuant to the Private CalciMedica warrant exercises) became options and warrants, respectively, to purchase shares of Graybug common stock. Immediately following the consummation of the Merger prior Private CalciMedica and Graybug stockholders collectively own approximately 72% and 28% of the Company, respectively, on a fully diluted basis.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$6,672	$—	$—	$6,672
U.S. Treasury bills	—	2,248	—	2,248
Total cash equivalents	6,672	2,248	—	8,920
Short-term investments:
Commercial paper	—	4,461	—	4,461
U.S. Treasury bills	—	991	—	991
Total short-term investments	—	5,452	—	5,452
Total assets measured at fair value	$6,672	$7,700	$—	$14,372

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$3,634	$—	$—	$3,634
Commercial paper	—	1,738	—	1,738
Total cash equivalents	3,634	1,738	—	5,372
Short-term investments:
Commercial paper	—	5,213	—	5,213
U.S. Government sponsored entities - mortgage-backed securities	—	495	—	495
Total short-term investments	—	5,708	—	5,708
Total assets measured at fair value	$3,634	$7,446	$—	$11,080

Money market funds are highly liquid investments which are actively traded. The pricing information on the Company’s money market funds is based on quoted prices in active markets for identical securities. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

During the nine months ended September 30, 2024, there were no transfers between Level 1, Level 2 and Level 3.

The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands).

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant Liability	$—	$—	$3,400	$3,400
Total liabilities measured at fair value	$—	$—	$3,400	$3,400

No fair value liabilities existed as of December 31, 2023.

The following provides a reconciliation for all liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2024 (in thousands):

Warrant liability
Balance at December 31, 2023	$—
Initial Fair Value of Warrants	11,190
Change in Fair Value of Preferred Warrants	(5,590)
Balance at March 31, 2024	5,600
Change in Fair Value of Preferred Warrants	(2,300)
Balance at June 30, 2024	3,300
Forfeiture of warrants	(200)
Change in Fair Value of Preferred Warrants	300
Balance at September 30, 2024	$3,400

The following table presents information as to cost, unrealized gains and losses and fair value determination of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$6,672	$—	$—	$6,672
U.S Treasury bills	2,248	—	—	2,248
Total cash equivalents	8,920	—	—	8,920
Short-term investments:
Commercial paper	4,458	3	—	4,461
U.S Treasury bills	990	1	—	991
Total short-term investments	5,448	4	—	5,452
Total assets measured at fair value	$14,368	$4	$—	$14,372

As of September 30, 2024, the contractual maturities of all available-for-sale investments were less than 12 months. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. The Company had short-term investments in unrealized gain positions as of September 30, 2024.

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

Prior to the Merger, the Convertible Promissory Note Warrants were not deemed equity and were classified as a liability in Private CalciMedica’s balance sheets. The Convertible Promissory Note Warrants were valued using a series of Monte Carlo simulations and Black-Scholes to determine the fair value, probability weighted for different scenarios. The Monte Carlo simulations determined the liquidity event price. The Black-Scholes warrant value is discounted from the respective event date using the risk-free rate. The Black-Scholes valuation included standard assumptions such as exercise price, expected term, risk-free rate, volatility, and a dividend yield of zero. Private CalciMedica estimated the initial fair value of the Convertible Promissory Note Warrants utilizing the following range of assumptions for the difference scenarios: exercise price ($0.01), risk-free rate (3.02% - 4.20%), volatility (63% - 67%), and expected term (4.1 - 4.6 years). As of the date of the Merger, Private CalciMedica revalued the Convertible Promissory Note Warrants which were converted into 152,871 shares of common stock, using the price of the common stock of Graybug of $5.50.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued payroll and other employee benefits	$709	$935
Accrued severance	—	89
Accrued professional fees	388	345
Accrued franchise tax	30	77
Accrued other	16	22
Total accrued expenses	$1,143	$1,468

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

On January 19, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors, in which the Company sold the following securities to the accredited investors in a private placement transaction (the “2024 Private Placement”): (i) an aggregate of 4,985,610 shares of common stock; (ii) to certain investors, in lieu of shares of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 306,506 shares of common stock and exercisable at any time; (iii) Tranche A Common Warrants (the “Tranche A Common Warrants”) to purchase an aggregate of up to 2,646,058 shares of common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of common stock issuable upon exercise of such Pre-Funded Warrants); and (iv) Tranche B Common Warrants (the “Tranche B Common Warrants” and together with the Tranche A Common Warrants, the “Common Warrants”) to purchase an aggregate of up to 2,646,058 shares of common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of common stock issuable upon exercise of such Pre-Funded Warrants). At date of issuance, the fair value of the common stock was $8.5 million using the relative fair value method and is included in equity at September 30, 2024.

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

Shelf Registration Statement and At the Market Offering

In August 2023, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”). The Shelf Registration Statement permits the offering, issuance and sale of common stock, preferred stock, debt securities and warrants having an aggregate offering price of up to $100.0 million in one or more offerings and in any combination of the foregoing. As of September 30, 2024, $99.6 million remains available for sale under the Shelf Registration Statement.

The Shelf Registration Statement contains two prospectuses, a base prospectus and an at-the-market offering prospectus that covers the offering, issuance and sale of up to $17.3 million of common stock pursuant to an at-the-market offering agreement (“ATM Agreement”) with H.C Wainwright & Co., LLC (“Wainwright & Co.”), acting as sales agent (“ATM Facility”). The Company intends to use the net proceeds from the ATM Facility for general corporate purposes, which may include research and development expenses, clinical trial expenses, capital expenditures and working capital. The ATM Facility will terminate upon the earlier of (i) the sale of all of the shares of our common stock provided for in the at the market offering prospectus or (ii) termination of the ATM Agreement as permitted therein. The ATM Agreement may be terminated at any time by either party upon written notice. During the three months ended September 30, 2024, there were no shares sold under the ATM Facility. During the nine months ended September 30, 2024, there were 8,950 shares sold under the ATM Facility. As of September 30, 2024, the Company has sold 101,522 shares of common stock for net proceeds of $319,000, after deducting $13,000 of commissions and settlement expenses paid under the ATM Facility and approximately $17.0 million remains available for sale under the ATM Facility. On October 30, 2024, the Company suspended all sales under the ATM Facility and will not make any sales thereunder until a new at-the-market offering prospectus supplement is filed with the SEC.

Preferred and Common Stock Warrants

The Company recognized no change in fair value of the Preferred Stock Warrants for each of the three months ended September 30, 2024 and 2023 and $0 and $796,000 for the nine months ended September 30, 2024 and 2023, respectively. The change in fair value for the nine months ended September 30, 2023 was due to the conversion of Preferred Warrants to common stock warrants as part of the Merger.

In November 2020, Private CalciMedica granted a warrant to purchase 400,000 shares of common stock to a consulting firm affiliated with its interim chief financial officer in connection with its consulting agreement. The warrant has a 10-year term, an exercise price of $0.19, and vests ratably over 24 months commencing on the effective date. At the date of issuance, the fair value of the warrant was determined to be $120,000, utilizing Black-Scholes with the following assumptions: expected term of ten years, risk-free rate of 0.96%, volatility of 80.0% and a dividend yield of zero, which has been recognized as general and administrative expense over the vesting period. In conjunction with the Merger, the warrant converted to 11,520 warrants of CalciMedica at an exercise price of $6.60. The warrant is classified as equity and the Company expensed $0 and $13,000 to general and administrative expense related to this warrant for the three months ended September 30, 2024 and 2023, respectively, and $0 and $38,000 for the nine months ended September 30, 2024 and 2023, respectively.

In October 2022, Private CalciMedica granted warrants to certain officers and directors to purchase 496,970 shares of common stock. In conjunction with the Merger, the warrants converted to 14,313 warrants of CalciMedica at an exercise price of $10.42. The warrants have a 10-year term and vest ratably over 12 and 48 months. At the date of issuance, the fair value of the warrants collectively was $125,000 and was determined utilizing Black-Scholes and will be recognized as general and administrative expense over the vesting periods. Assumptions used in the valuation were as follows: expected term of ten years, risk free rate of 4.10%, volatility of 82% and a dividend yield of zero. The warrants are classified as equity, and the Company expensed $2,000 and $14,000 to general and administrative expense for the three months ended September 30, 2024 and 2023, respectively, and $5,000 and $42,000, for the nine months ended September 30, 2024 and 2023, respectively.

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

The Tranche A Common Warrants had a strike price of $5.36 per share, were not deemed equity and were classified as a liability in the Company’s condensed consolidated balance sheets. At the date of issuance, the fair value of the Tranche A Common Warrants was $4.1 million utilizing Black-Scholes with the following assumptions: expected term of 0.94 years, risk-free interest rate of 4.9%, volatility of 100% and a dividend yield of zero. As of the balance sheet date of September 30, 2024, the value of the Tranche A Common Warrants was nil with the change in fair value of $0.2 million and $4.1 million for the three and nine months ended September 30, 2024, respectively, being recorded in the condensed consolidated statements of operations in other income/(expense)as the Tranche A Common Warrants expired on July 27, 2024.

The Tranche B Common Warrants have a strike price of $7.15 per share, are not deemed equity and are classified as a liability in the Company’s condensed consolidated balance sheets. At the date of issuance, the fair value of the Tranche B Common Warrants was $7.1 million utilizing Black-Scholes with the following assumptions: expected term of 1.69 years, risk-free interest rate of 4.5%, volatility of 100% and a dividend yield of zero. As of the balance sheet date of September 30, 2024, the value of the Tranche B Common Warrants was $3.4 million, with the change in fair value of $0.3 million and $3.7 million for the three and nine months ended September 30, 2024, respectively, being recorded in the condensed consolidated statements of operations in other income/(expense).

The Pre-Funded Warrants have a strike price of $0.0001 per share, are deemed equity and included in the equity section of the Company’s condensed consolidated balance sheets. At date of issuance, the fair value of the Pre-Funded Warrants was $0.5 million using the relative fair value method and is included in stockholders’ equity at September 30, 2024.

The Placement Agent Warrants have a strike price of $0.0001 per share, are deemed equity and included in the equity section of the Company’s condensed consolidated balance sheets. At date of issuance, the fair value of the Placement Agent Warrants was $0.1 million using the relative fair value method and is included in equity at September 30, 2024.

In May 2024, the Company granted a warrant to a consulting firm affiliated with its chief financial officer to purchase 10,000 shares of common stock. At the date of issuance, the fair value of the warrant was $20,000 and was determined utilizing Black-Scholes and will be recognized as general and administrative expense over the vesting periods. Assumptions used in the valuation were as follows: expected term of twelve months, risk free rate of 4.42%, volatility of 89% and a dividend yield of zero. The warrant is classified as equity, and the Company expensed $5,000 and $8,000 to general and administrative expense for the three and nine months ended September 30, 2024, respectively.

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

2023 Equity Incentive Plan

The Company adopted 2023 Equity Incentive Plan (the “2023 Plan”), which became effective at the closing of the Merger and replaced our 2020 Equity Incentive Plan (“2020 Plan”) on the effective date of the Merger. As of the effective date of the Merger, there were 1,000,000 shares of the Company’s common stock available for grant under the 2023 Plan. In addition, the share reserve is subject to annual increases each January 1 for the first ten years following approval of the 2023 Plan of up to 5% of shares of the Company’s common stock outstanding (or a lesser number determined by the Company’s board of directors). As of September 30, 2024, 228,475 options have been returned of which 223,743 (granted under the 2020 Plan) are unavailable for future grant. Effective January 1, 2024, the shares reserved for issuance under the 2023 Plan was increased by 287,725. Effective March 28, 2024, the Board approved an increase of 1,500,000 shares reserved under the 2023 Plan. This increase was subsequently approved by the stockholders of the Company on August 27, 2024. As of September 30, 2024, 948,049 shares were available for grant under the 2023 Plan.

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

As of September 30, 2024, no shares have been issued under the 2023 ESPP.

The following table summarizes the stock option transactions for the 2023 Plan:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	1,739,270	$15.71	6.99	$76
Granted	1,226,500	4.17	9.69	330
Exercised	(12,852)	1.55	—	—
Cancelled	(228,475)	75.27	—	—
Outstanding at September 30, 2024	2,724,443	$5.58	8.35	$1,280
Vested and exercisable at September 30, 2024	1,192,485	$6.63	7.11	$540

There were 12,852 options exercised during the nine months ended September 30, 2024. The weighted-average fair value of options granted during the nine months ended September 30, 2024 and 2023 was $4.17 and $4.47 per share, respectively. The total fair value of shares vested was 1.6 million for the nine months ended September 30, 2024. The total fair value of shares vested as of September 30, 2023 was $12.1 million (includes $10.5 million related to the acceleration of vesting of the Graybug stock awards at the date of the Merger).

As of September 30, 2024, stock-based compensation not yet recognized is $5.0 million, which the Company expects to recognize over an estimated weighted-average term of 2.8 years.

The following are the underlying assumptions in Black-Scholes to determine the fair value of the stock option grants for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Risk free interest rate	3.11%	3.50%-3.56%
Expected volatility	96%	75%-76%
Expected term (years)	6.01	6.25
Expected dividend yield	0%	0%

Stock-based Compensation Expense

Stock-based compensation expense recognized for options and restricted stock units granted was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$273	$184	$634	$2,426
General and administrative	508	298	1,047	9,645
Total stock-based compensation expense	$781	$482	$1,681	$12,071

The stock-based compensation expense for the nine months ended September 30, 2023, includes one-time charges for the acceleration of vesting of the Graybug stock options at the date of the Merger of $1.9 million and $8.6 million in research and development and general and administrative expenses, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at September 30, 2024:

September 30,
2024
Common stock warrants	3,352,621
Stock options issued and outstanding	2,724,443
Shares available for issuance under the 2023 Plan	948,049
Shares available under the 2023 ESPP	122,545
Total	7,147,658

9. Commitments and Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

The Company has historically entered into contracts in the normal course of business with contract development and manufacturing organizations, for the manufacturing process development and the preclinical/clinical supply manufacturing, and our vendors for preclinical research studies and other services or products for operating purposes. These contracts generally provide for termination on notice of 60 to 90 days. As of September 30, 2024, there are five such contracts, four of those contracts with a CMO related to its development of Auxora and one acquired as a result of the Merger with approximately $1.8 million and $1.2 million of associated costs, respectively, still in effect for future services, and there were no unpaid cancellation or other related costs.

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

Rent expense for the three months ended September 30, 2024 and 2023 was $30,000 and $28,000, respectively, and for the nine months ended September 30, 2024 and 2023 was $90,000 and $246,000, respectively, which is included in operating expenses.

10. Employee Benefits

In January 2007, Private CalciMedica adopted a defined contribution 401(k) plan for substantially all employees. There were no contributions made by the Company to the 401(k) plan for the nine months ended September 30, 2024 and 2023, respectively.

11. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2024 and 2023 due to continuing losses. As of both September 30, 2024 and December 31, 2023, the Company continues to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative net losses.

12. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(5,618)	$(4,619)	$(9,442)	$(30,211)
Denominator
Basic and diluted
Weighted-average common shares outstanding, basic and diluted	10,752,713	5,667,343	10,323,344	4,068,526
Weighted-average pre-funded warrants outstanding, basic and diluted	306,506	—	281,896	—
Weighted-average placement agent warrants outstanding, basic and diluted	75,745	—	69,291	—
Weighted-average number of shares used to calculate basic and diluted net loss per share	11,134,964	5,667,343	10,674,531	4,068,526

Net loss per share - basic and diluted	$(0.50)	$(0.82)	$(0.88)	$(7.43)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of September 30,
	2024	2023
Stock options to purchase common stock	2,724,443	1,739,747
Warrants to purchase common stock	2,970,368	276,437
Total	5,694,811	2,016,184

13. Subsequent Event

Underwritten Public Offering

On November 1, 2024, the Company closed an underwritten public offering of 2,720,000 shares of its common stock at a price to the public of $3.75 per share (the “2024 Follow-On”). The gross proceeds from the offering, before deducting underwriting discounts and commissions and offering expenses, were $10.2 million. In addition, the Company has granted the underwriters a 30-day option to purchase up to an additional 408,000 shares of its common stock at the public offering price, less underwriting discounts and commissions.

ATM Suspension

On October 30, 2024, the Company suspended sales under its ATM Facility and will not make any sales thereunder until a new at-the-market offering prospectus supplement is filed with the SEC.

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

Our lead product candidate is Auxora, a potent and selective intravenous formulated small molecule CRAC channel inhibitor containing the active compound zegocractin (formerly referred to as CM4620) that, in animal models, reduced acute epithelial and/or endothelial cell injury and inflammation in organs, such as the pancreas, lungs and kidneys. Multiple Phase 2 clinical trials with Auxora have been conducted: an open-label Phase 2a trial in acute pancreatitis (“AP”) with accompanying systematic inflammatory response syndrome (“SIRS”), an international, randomized, double-blind placebo-controlled Phase 2b trial in AP with SIRS (which we refer to as “CARPO”), an investigator led open-label Phase 1/2 trial in asparaginase-induced pancreatic toxicity (“AIPT”) (which we also refer to as “CRSPA”) in which the first cohort of patients has been completed, a placebo-controlled double-blind Phase 2 trial in severe COVID-19 pneumonia (which we also refer to as “CARDEA”) and an investigator led open-label Phase 2a trial in COVID-19 pneumonia patients with acute respiratory distress syndrome (“ARDS”). We observed in all of these trials that patients treated with Auxora experienced a reduced time to recovery and a reduction of organ damage. We believe the consistency of the results we observed from these trials in two different acute critical care conditions are mutually supportive and reinforce our plans to further pursue the use of Auxora in several additional acute critical illnesses, including acute kidney injury (“AKI”) with associated acute hypoxemic respiratory failure (“AHRF”) where we are currently conducting a Phase 2 trial (which we also refer to as “KOURAGE”).

In October 2024, in a plenary session at the American College of Gastroenterology annual meeting, we presented late-breaking data and previously announced data from CARPO. The trial met its primary objective with statistically significant dose response in median time to solid food tolerance in a prespecified subgroup of patients with hyper-inflamed AP, as well as showed a statistically significant dose response in reduction of severe organ failure across the full patient population. Auxora also reduced new onset severe respiratory failure by 100% (p=0.0027) in the combined medium and high dose patient population when compared to the combined placebo and low dose patient population and reduced new onset persistent respiratory failure by 64.2% (p=0.0476) when comparing these same patient groups. There were approximately 20% fewer patients in the high dose group who developed necrotizing pancreatitis compared to placebo patients and these high dose patients also had median time to medically indicated discharge of 15 hours less than placebo patients. Finally, a stratified win-ratio analysis of key endpoints gave a stratified 1.640 win-ratio benefit (p=0.0372) for the high dose patients compared to placebo patients. We plan to discuss the full results with the FDA in an end-of-Phase 2 meeting and to be in a position to initiate a Phase 3 program in AP in 2025. In a prior Phase 2a trial conducted in the United States in patients with AP and accompanying SIRS along with hypoxemia (low concentration of oxygen in blood), a greater proportion of patients treated with Auxora compared to standard of care (“SOC”) alone experienced reduced incidence of persistent SIRS (SIRS lasting 48 hours or more) and tolerated solid food at 72 hours, an indicator of disease resolution. The majority of patients with respiratory failure treated with Auxora did not require mechanical ventilation. This resulted in hospital discharge for patients treated with Auxora more than two days earlier than those treated with SOC alone. These findings were published in the peer-reviewed journal Pancreas in 2021.

CRSPA, a Phase 1/2 single arm 24-patient trial, is currently being conducted in the United States in pediatric patients with acute lymphoblastic leukemia (“ALL”) who have developed pancreatitis as a side-effect of one of the elements of standard of care, asparaginase, referred to as AIPT. CRSPA is an investigator-sponsored trial being conducted by St. Jude Children’s Research Hospital (“SJCRH”). AIPT is a particularly severe form of pancreatitis and historical data suggests that over 50% of patients will develop pancreatic necrosis or pseudocysts and may not receive further asparaginase treatments for their ALL, potentially impacting their prognosis, and can develop long term health complications including chronic pancreatitis. The first cohort of nine patients in this trial has been completed, and the results were presented at the American Society of Hematology (“ASH”) meeting in December 2023. Eight of nine patients in the CRSPA study received a full regimen of four daily doses of Auxora and these patients were compared to a matched historical control group of patients who developed AIPT within 30 days of receiving asparaginase in the Total Therapy XVI study (T16) being conducted at SJCRH. Treatment with Auxora, as compared to the matched historical control group, was shown to have the potential to reduce the severity of AIPT in pediatric patients with ALL. Study results showed that Auxora reduced the average number of days patients spent in the hospital and the need for care in the intensive care unit (“ICU”). Additionally, no patients in the CRSPA study required total parenteral nutrition (“TPN”), compared to over half the patients in the matched historical control group, who required nearly four weeks of nutritional support on average. Finally, blinded central reading of pancreatic imaging showed a reduction in the development of significant pancreatic necrosis and the severity of acute pancreatitis in patients treated with Auxora compared to the matched historical control group. This trial has expanded to additional sites and we expect data in 2025.

In addition to AP and AIPT, we are conducting KOURAGE, a Phase 2 randomized double-blind, placebo-controlled trial in patients with severe acute kidney injury AKI that also have acute hypoxemic respiratory failure (“AHRF”), which we call KOURAGE. KOURAGE will evaluate 150 patients with stage 2 and stage 3 AKI who have AHRF and are receiving oxygen either by non-invasive mechanical ventilation, high flow nasal cannula or invasion mechanical ventilation (“IMV”). Patients will be stratified by classification of stage of AKI as well as the use of IMV. Patients will receive either a four-hour infusion of Auxora or placebo at 1.25 mL/kg as a first dose, after which they will receive Auxora or placebo at 1.0 mL/kg at hours 24, 48, 72 and 96. The primary endpoint of the trial will be evaluation of patients through day 30 to determine days alive, ventilator-free and dialysis-free. Secondary endpoints will include a composite of all-cause mortality, decrease in estimated glomerular filtration rate (“eGFR”), and the incidence of dialysis over a period of 90 days, also known as MAKE-90 (Major Adverse Kidney Events at 90 days). In February 2024, we received clearance from the FDA of our Investigational New Drug Application (“IND”) for KOURAGE, the Phase 2 clinical trial of Auxora for the treatment of AKI patients with AHRF. In July 2024, we announced that we have begun enrolling patients in KOURAGE and expect to report results in 2025.

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

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Through September 30, 2024, our operations have been funded primarily by aggregate net proceeds of $169.7 million from the issuance of convertible preferred stock, convertible notes, common stock and the Merger. Since inception we have had significant operating losses, except for the three month period ending March 31, 2024. Our net loss was $9.4 million for the nine months ended September 30, 2024. Included in the net loss for the nine months ended September 30, 2024 were total operating expenses of $18.0 million, offset by a gain from the fair value adjustment to our warrant liability of $7.8 million and interest income of $0.8 million. As of September 30, 2024, we had an accumulated deficit of $155.5 million and $14.6 million in cash, cash equivalents and short-term investments.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following sets forth our results of operations (in thousands):

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
Operating expenses:
Research and development	$3,546	$2,772	$774	28%
General and administrative	2,190	2,061	129	6%
Total operating expenses	5,736	4,833	903	19%
Loss from operations	(5,736)	(4,833)	(903)	19%
Other income	118	214	(96)	(45%)
Net loss	$(5,618)	$(4,619)	$(999)	22%

Research and Development Expenses

Research and development expenses comprised (in thousands):

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
Preclinical studies and clinical trial-related activities	$1,629	$1,088	$541	50%
Chemistry, manufacturing and controls	431	376	55	15%
Personnel costs	934	875	59	7%
Consultants and other costs	552	433	119	27%
Total research and development expenses	$3,546	$2,772	$774	28%

Research and development expenses were $3.5 million for the three months ended September 30, 2024, compared to $2.8 million for the three months ended September 30, 2023. The increase of $0.7 million was due primarily to an increase of $0.5 million in preclinical activities relating to Auxora and CM6336, our oral compound and an increase in personnel, consultants and other costs of $0.2 million.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (in thousands):

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
Personnel costs	$1,096	$843	$253	30%
Facility costs	114	147	(33)	(22%)
Professional services	657	641	16	2%
Consultants and other costs	323	430	(107)	(25%)
Total general and administrative expenses	$2,190	$2,061	$129	6%

General and administrative expenses were $2.2 million for the three months ended September 30, 2024, compared to $2.1 million for the three months ended September 30, 2023. The increase of $0.1 million was primarily related an increase in personnel costs of $0.2 million, partially offset by a decrease in consultants and other costs of $0.1 million.

Other Income

Other income for the three months ended September 30, 2024 was income of $0.1 million, compared to $0.2 million for the three months ended September 30, 2023. The decrease of $0.1 million was due to the fair value adjustments to our warrant liability as a result of the 2024 Private Placement in the first quarter of 2024, which resulted in a loss of $0.1 million. We had $0.2 million of interest income on our cash equivalents and short-term investments for each of the three months ended September 30, 2024 and 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following sets forth our results of operations (in thousands):

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
Operating expenses:
Research and development	$10,647	$13,077	$(2,430)	(19%)
General and administrative	7,385	20,679	(13,294)	(64%)
Total operating expenses	18,032	33,756	(15,724)	(47%)
Loss from operations	(18,032)	(33,756)	15,724	(47%)
Other income	8,590	3,545	5,045	142%
Net loss	$(9,442)	$(30,211)	$20,769	(69%)

Research and Development Expenses

Research and development expenses comprised (in thousands):

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
Preclinical studies and clinical trial-related activities	$4,809	$4,809	$—	0%
Chemistry, manufacturing and controls	1,590	709	881	124%
Personnel	2,666	6,163	(3,497)	(57%)
Consultants and other costs	1,582	1,396	186	13%
Total research and development expenses	$10,647	$13,077	$(2,430)	(19%)

Research and development expenses were $10.6 million for the nine months ended September 30, 2024, compared to $13.1 million for the nine months ended September 30, 2023. The decrease of $2.4 million was due primarily to a decrease in personnel costs of $3.5 million including a one-time charge for the acceleration of vesting of stock options of $1.9 million and a one-time severance charge of $1.6 million as a result of the Merger for the nine months ended September 30, 2023. This was partially offset by an increase of $0.9 million in chemistry, manufacturing and control activities in regard to our Phase 2 clinical trials of Auxora and consultants and other costs of $0.2 million.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (in thousands):

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
Personnel costs	$2,802	$16,377	$(13,575)	(83%)
Facility costs	403	446	(43)	(10%)
Professional services	2,430	2,660	(230)	(9%)
Consultants and other costs	1,750	1,196	554	46%
Total general and administrative expenses	$7,385	$20,679	$(13,294)	(64%)

General and administrative expenses were $7.4 million for the nine months ended September 30, 2024, compared to $20.7 million for the nine months ended September 30, 2023. The decrease of $13.3 million was primarily related to a decrease in personnel costs of $13.6 million driven by a one-time charge for the acceleration of vesting of stock options of $8.6 million and a one-time severance charge of $4.1 million as a result of the Merger for the nine months ended September 30, 2023. Additionally, professional services decreased $0.2 million as a result of not incurring costs associated with the Merger for the nine months ended September 30, 2024. These costs were partially offset by an increase of $0.5 million in consultants and other costs.

Other Income

Other income for the nine months ended September 30, 2024 was income of $8.5 million, compared to $3.5 million for the nine months ended September 30, 2023. The increase of $5.0 million was due to the fair value adjustments to our warrant liability as a result of the 2024 Private Placement in the first quarter of 2024, which resulted in a gain of $7.8 million for the nine months ended September 30, 2024 compared to the fair value adjustments to our warrant liability and convertible promissory notes for the nine months ended September 30, 2023, which resulted in a $3.2 million gain. We had a decrease in accrued interest of $0.1 million on our convertible notes for the nine months ended September 30, 2023 as well as an increase of $0.3 million of interest income on our cash, cash equivalents and short-term investments for the nine months ended September 30, 2024.

Liquidity and Capital Resources

Overview

As of September 30, 2024 we had cash, cash equivalents and short-term investments of $14.6 million.

As further described below, on November 1, 2024, we closed the 2024 Follow-On of 2,720,000 shares of our common stock at a price to the public of $3.75 per share. The gross proceeds from the offering, before deducting underwriting discounts and commissions and offering expenses, were $10.2 million. In addition, we have granted the underwriters a 30-day option to purchase up to an additional 408,000 shares of our common stock at the public offering price, less underwriting discounts and commissions. Based on our current operating plans, we believe our cash, cash equivalents and short-term investments, including the proceeds from the 2024 Follow-On, will be sufficient to fund our current operations for the next twelve months from the date of this report. In particular, we expect that our cash, cash equivalents and short-term investments, including the proceeds from the 2024 Follow-On, will allow us to fund our operations through certain clinical milestones, into the first half of 2026. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, nor will it be sufficient to pursue additional indications for Auxora such as AHRF, nor will it be sufficient to fund clinical work on other product candidates in our portfolio aside from Auxora, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

In August 2023, we filed the Shelf Registration Statement, which contains two prospectuses, a base prospectus and an at the market offering prospectus that covers the offering, issuance and sale of up to $17.3 million of common stock pursuant to the ATM Agreement with Wainwright & Co., acting as sales agent. The Shelf Registration Statement permits the offering, issuance and sale of common stock, preferred stock, debt securities and warrants having an aggregate offering price of up to $100.0 million in one or more offerings and in any combination of the foregoing. As of September 30, 2024, $99.6 million remains available for sale under the Shelf Registration Statement. During the three months ended September 30, 2024, there were no shares were sold under the ATM Facility. As of September 30, 2024, we sold an aggregate of 101,522 shares of common stock for net proceeds of $319,000 after deducting $13,000 of commissions paid under the ATM Facility and approximately $17.0 million remains available for sale under the ATM Facility. On October 30, 2024, we suspended sales under the ATM Facility and will not make any sales thereunder until a new at-the-market offering prospectus supplement is filed with the SEC.

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

On November 1, 2024, we closed the 2024 Follow-On of 2,720,000 shares of our common stock at a price to the public of $3.75 per share. The gross proceeds from the offering, before deducting underwriting discounts and commissions and offering expenses, were $10.2 million. In addition, we granted the underwriters a 30-day option to purchase up to an additional 408,000 shares of our common stock at the public offering price, less underwriting discounts and commissions.

Our operations through September 30, 2024, have been funded primarily by aggregate net proceeds of $169.7 million from the issuance of convertible preferred stock, convertible notes, common stock and the Merger. Since inception, we have had significant operating losses, except for the three month period ending March 31, 2024. Our net loss for the nine months ended September 30, 2024 was $9.4 million and consisted of total operating expenses of $18.0 million offset by a gain from the fair value adjustment to our warrant liability of $7.8 million and interest income of $0.8 million. For the nine months ended September 30, 2023, our net loss was $30.2 million consisting of $33.8 million of operating expenses (including $10.5 million in one-time charges related to the acceleration of vesting of the Graybug stock awards at the date of the Merger and $5.7 million of one-time severance charges as a result of the Merger). As of September 30, 2024, we had an accumulated deficit of $155.5 million and $14.6 million in cash, cash equivalents and short-term investments. During the nine months ended September 30, 2024, cash used in operations was $16.2 million, primarily due to cash outlays for operations. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(16,174)	$(22,118)
Investing activities	744	11,561
Financing activities	19,052	20,725
Net increase in cash and cash equivalents	$3,622	$10,168

Net Cash Used in Operating Activities

Cash used in operating activities of $16.2 million during the nine months ended September 30, 2024 was attributable to our net loss of $9.4 million, non-cash items of $5.8 million and a net change in our operating assets and liabilities of $1.0 million. Non-cash items consisted primarily of $7.8 million due to a change in our warrant liability as result of the 2024 Private Placement in the first quarter of 2024 and accretion on our short term investments of $0.5 million, offset by $0.8 million of transaction costs allocated to warrants and $1.7 million of stock-based compensation.

Cash used in operating activities of $22.1 million during the nine months ended September 30, 2023 was attributable to our net loss of $30.2 million offset by non-cash items of $9.0 million and a net change in our operating assets and liabilities of $0.9 million. Non-cash items consisted primarily of $12.1 million of stock-based compensation, which includes $10.5 million in one-time charges related to the acceleration of vesting of the Graybug stock awards at the date of the Merger and $0.1 million in accrued interest on our convertible promissory notes, offset by $1.2 million and $2.0 million change in the fair value of our warrant liability and convertible promissory notes, respectively, based on the value the warrant holder and promissory note holder received in common stock.

Net Cash Provided by Investing Activities

Cash provided by investing activities of $0.8 million for the nine months ended September 30, 2024 consisted of the purchase of short-term investments of $18.8 million, offset by the maturing of short-term investments of $19.6 million.

Cash provided by investing activities of $11.6 million for the nine months ended September 30, 2023 consisted of the maturing of short-term investments of $14.6 million, offset by the purchase of short-term investments of $2.9 and purchases of property and equipment of $0.1 million.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2024 was $19.1 million comprised of the sale and issuance of common stock of $20.4 million in the 2024 Private Placement and $0.1 million as a result of our ATM Facility and exercise of stock options, offset by transaction costs of $1.4 million.

Cash provided by financing activities for the nine months ended September 30, 2023 was $20.7 million and comprised of cash acquired as a result of the Merger of $14.9 million, the sale and issuance of common stock of $10.3 million in the 2023 Private Placement, and $0.1 million in the ATM Facility, offset by transaction costs of $4.6 million.

Material Cash Requirements

Our material cash requirements from known contractual obligations consisted primarily of our lease obligation. We lease office and laboratory space in La Jolla, California with monthly rent expense of approximately $10,000 pursuant to a 12 month lease agreement that commenced in January 2023 and was amended and renewed in December 2023 for an additional 12 month term with monthly rent expense of approximately $10,000. Over the next three months, we expect cash requirements for our lease obligation to be approximately $30,000.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We are a clinical-stage biopharmaceutical company with a limited operating history. We have a history of net losses and anticipate that we will incur significant losses in the future. We have never generated any revenue from product sales and may never be profitable.*

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and assess our future viability. We commenced operations in October 2006, have no products approved for commercial sale and have never generated any revenue. We have devoted substantially all of our resources to organizing and staffing our company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, developing our product candidates, undertaking research and development activities, and providing general and administrative support for these operations. We are conducting several clinical trials and preclinical studies for our lead product candidate, Auxora, which is currently in an ongoing Phase 2 trial in AKI with AHRF and a Phase 1/2 clinical trial in pediatric patients with AIPT as a side effect of pediatric acute lymphoblastic leukemia treatment with asparaginase. We recently completed a Phase 2b trial for Auxora in AP and accompanying SIRS and are planning a Phase 3 trial in this indication, and we previously completed a Phase 2 trial in COVID-19 pneumonia patients with ARDS.

Our other pipeline programs, which include new product candidates, are in preclinical development. As of September 30, 2024, we had an accumulated deficit of $155.5 million and net loss of $9.4 million for the nine months ended September 30, 2024. Other than the three months ended March 31, 2024, we had incurred net losses since our inception. We have never generated revenue from product sales and we expect that it will be several years, if ever, before we have a product candidate ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We will need to obtain substantial additional funding to complete the development and any commercialization of our product candidates. If we are unable to raise this capital when needed, on acceptable terms, or at all, we may be forced to delay, reduce or eliminate the development of our product candidates or other operations.*

Since we commenced operations in October 2006, we have primarily financed our operations through private placements of our preferred stock, convertible promissory notes and common stock and through the Merger with Graybug. We have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially for the foreseeable future. The development of drug product candidates is highly capital intensive. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory and quality capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of September 30, 2024, we had $14.6 million in cash, cash equivalents and short-term investments. Based on our current operating plans, we believe our existing resources, including proceeds from the 2024 Follow-On, will be sufficient to fund our current operations through certain clinical milestones into the first half of 2026. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, nor will it be sufficient to pursue additional indications for Auxora like AHRF, nor will it be sufficient to fund clinical trials on other product candidates in our portfolio aside from Auxora, and we will need to raise substantial additional capital to complete the development and any commercialization of our product candidates.

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

Our business is highly dependent on the success of our product candidates, in particular Auxora, and we may fail to develop Auxora successfully or be unable to obtain regulatory approval.*

Our future success is dependent on our ability to complete clinical trials in a timely and successful manner and obtain marketing approval for and successfully commercialize Auxora, our lead product candidate. We are investing the majority of our efforts and financial resources in the research and development of Auxora for multiple indications. Auxora is currently in several studies: an ongoing Phase 1/2 clinical trial, for which the first cohort was completed, in pediatric patients with AIPT as a side effect of pediatric acute lymphoblastic leukemia treatment with asparaginase; and a Phase 2 trial in AKI that we initiated in July 2024. Auxora was also studied in a completed Phase 2b clinical trial in AP and accompanying SIRS and a completed Phase 2 trial in COVID-19 pneumonia patients with ARDS which may inform the design of clinical development in AHRS and/or ARDS due to a broad range of etiologies. We also have additional preclinical product candidates that will need to progress through IND application enabling studies prior to clinical development. None of our product candidates have advanced into a late-stage or pivotal trials for the indications for which we are pursuing development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of September 30, 2024, we employed 13 full-time employees, six of whom were primarily engaged in research and development activities. We also engage various consultants that are primarily engaged in research and development activities. As we advance our research and development programs, we may be required to further increase the number of our employees, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries, presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. Moreover, in July 2021, President Biden issued a sweeping executive order on promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and healthcare insurance industries. Among other things, the executive order includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry. The executive order also directs the FDA to work towards implementing a system for importing drugs from Canada (following on a Trump administration notice-and-comment rulemaking on Canadian drug importation that was finalized in October 2020). On January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (“SIP”) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. In response to President Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024 HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for negotiation in 2025. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs as implemented. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patent rights, trade secrets, or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. For example, we may have inventorship disputes arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing Auxora or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business, financial condition, results of operations and prospects. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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
•
sales of our common stock by us or our stockholders in the future;
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

We are a “smaller reporting company” under applicable securities regulations. A smaller reporting company is a company that, as of the last business day of its most recently completed fiscal quarter, has an aggregate market value of the company’s voting stock held by non-affiliates, or public float, of less than $250 million, or has annual revenues less than $100 million and either no public float or public float less than $700 million. SEC rules provide that companies with a non-affiliate public float of less than $75 million may only sell shares under a Form S-3 shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the public float. If we do not meet this public float requirement, any offering by us under a Form S-3 will be limited to raising an aggregate of one-third of our public float in any 12-month period. In addition, a smaller reporting company is able to provide simplified executive compensation disclosures in its filings, is exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting if its public float is less than $75 million, and has certain other reduced disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Reduced disclosure in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze its results of operations and financial prospects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39538	March 22, 2023	3.1

3.2	Certificate of Amendment, dated March 20, 2023 to Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39538	March 22, 2023	3.2

3.3	Restated Bylaws of the Registrant.	10-Q	001-39538	November 12, 2020	3.2

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of Common Stock Certificate	S-1/A	333-248611	September 21, 2020	4.1

4.3	Form of Registration Rights Agreement, dated November 21, 2022, by and among CalciMedica, Inc. and the several purchasers signatory thereto.	8-K	001-39538	March 22, 2023	4.1

4.4	Form of Registration Rights Agreement by and among CalciMedica, Inc. and the persons party thereto.	8-K	001-39538	January 24, 2024	10.2

4.5	Warrant to Purchase Common Stock dated as of December 11, 2019, by and between the Registrant and SG Dan Equity Holdings, LLC.	S-1	333-248611	September 4, 2020	4.3

4.6	Form of Warrant to Purchase Shares of Series D Convertible Preferred Stock of CalciMedica, Inc.	8-K	001-39538	March 22, 2023	4.2

4.7	Warrant to Purchase Common Stock dated as of November 9, 2020, issued by the Registrant to SG Dan Equity Holdings, LLC.	8-K	001-39538	March 22, 2023	4.3

4.8	Warrant to Purchase Common Stock, dated as of October 18, 2022, issued by CalciMedica, Inc. to SG Dan Equity Holdings, LLC.	8-K	001-39538	March 22, 2023	4.4

4.9	Warrant to Purchase Common Stock, dated as of October 18, 2022, issued by CalciMedica, Inc. to Eric Roberts.	8-K	001-39538	March 22, 2023	4.5

4.10	Warrant to Purchase Common Stock, dated as of October 25,2022, issued by CalciMedica, Inc. to Fred Middleton.	8-K	001-39538	March 22, 2023	4.6

4.11	Form of Warrant to Purchase Shares of Series B Convertible Preferred Stock of CalciMedica, Inc.	S-3	333-271115	April 4, 2023	4.9

4.12	Form of Tranche B Common Warrant	8-K	001-39538	January 24, 2024	4.2

4.13	Form of Pre-Funded Warrant	8-K	001-39538	January 24, 2024	4.3

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

4.14	Form of Placement Agent Warrant	8-K	001-39538	January 24, 2024	4.4

4.15	Warrant to Purchase Common Stock, dated as of May 17, 2024, issued by the Registrant to SG Dan Equity Holdings, LLC.	10-Q	001-39538	August 12, 2024	4.16

10.1	CalciMedica, Inc. 2023 Equity Incentive Plan	8-K	001-39538	August 27, 2024	10.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

CALCIMEDICA, INC.

Date: November 13, 2024	By:	/s/ A. Rachel Leheny
A. Rachel Leheny, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Daniel Geffken
Daniel Geffken
Interim Chief Financial Officer (Principal Accounting and Financial Officer)