Form 10-K
period 2024-12-31
CalciMedica, Inc.
filed 2025-03-27
CIK 1534133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant computed by the closing price of the registrant’s common stock on June 30, 2024 on the Nasdaq Capital Market was approximately $27.9 million. Shares of common stock held by each executive officer, director and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 21, 2025 was 13,481,917

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement (the “Proxy Statement”) for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
our expectations regarding our cash runway and expected use of cash, cash equivalents and short-term investments;
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
•
estimates of the market size of our product candidates, addressable patient populations, and future revenue;
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
•
The addressable market of our product candidates have not been established with precision and may be smaller than we estimate.
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
•
The 2025 Loan and Security Agreement with Avenue Venture Opportunities Fund includes customary affirmative and negative covenants, as well as standard events of default, that could restrict our operating and financial flexibility.

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

Since Private CalciMedica was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the consolidated financial statements were prepared on a stand-alone basis for Private CalciMedica and did not include the combined entities’ activity or financial position. Subsequent to the Merger, the consolidated financial statements as of and for the year ended December 31, 2024 include Graybug’s assets and liabilities at their acquisition date fair value and the Company’s and Private CalciMedica’s activity from and after the Merger. Historical share and per share figures of Private CalciMedica have been retroactively restated based on the exchange ratio of 0.0288.

In this Annual Report on Form 10-K, unless the context indicates otherwise, the terms “Company,” “CalciMedica,” “we,” “us,” and “our” refer to (i) Private CalciMedica, for periods prior to the effectiveness of the Merger and (ii) CalciMedica, Inc. (as a combined company) for periods following the effectiveness of the Merger.

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

Our lead product candidate is Auxora, a potent and selective intravenous formulated small molecule CRAC channel inhibitor containing the active compound zegocractin (formerly referred to as CM4620) that, in animal models, reduced acute epithelial and/or endothelial cell injury and inflammation in organs, such as the pancreas, lungs and kidneys. Multiple Phase 2 clinical trials with Auxora have been conducted: an open-label Phase 2a trial in acute pancreatitis (“AP”) with accompanying systematic inflammatory response syndrome (“SIRS”), an international, randomized, double-blind placebo-controlled Phase 2b trial in AP with SIRS (which we refer to as “CARPO”), an investigator led open-label Phase 1/2 trial in asparaginase-induced pancreatic toxicity (“AIPT”) (which we also refer to as “CRSPA”) in which the first cohort of patients has been completed, a placebo-controlled double-blind Phase 2 trial in severe COVID-19 pneumonia (which we also refer to as “CARDEA”) and an investigator led open-label Phase 2a trial in COVID-19 pneumonia patients with acute respiratory distress syndrome (“ARDS”). We observed in all of these trials that patients treated with Auxora experienced a reduction of organ damage and reduced time to recovery. We believe the consistency of the results we observed from these trials in two different acute critical care conditions are mutually supportive and reinforce our plans to further pursue the use of Auxora in several additional acute critical illnesses, including acute kidney injury (“AKI”) with associated acute hypoxemic respiratory failure (“AHRF”) in which we are currently conducting a Phase 2 trial (which we also refer to as “KOURAGE”) with data expected around the end of 2025.

Additionally, we have compiled additional preclinical data supporting the potential to use CRAC channel inhibition for both chronic and acute inflammatory and immunologic diseases. We have animal model data suggesting CRAC channel inhibition may be useful in treating chronic pancreatitis, rheumatoid arthritis, ulcerative colitis, allergic asthma, and traumatic brain injury. We have several available product candidates that may be suitable for potential oral dosing. Pending additional funding, we have paused Investigational New Drug Application (“IND”) enabling preclinical work on these compounds to focus resources on our clinical programs. We expect to continue certain research activities to validate CRAC channel inhibition as a potential mechanism in other promising inflammatory and immunologic diseases.

Our Pipeline

Our product candidates are summarized in the table below:

Clinical Experience with Auxora

Our clinical experience with Auxora is summarized in the table below:

Table Notes: For illustrative purposes only. Not a head-to-head comparison. Differences exist between clinical trial design and patient populations, and caution should be exercised when comparing data across trials.

(1)
38 patients who enrolled with AKI, defined as an estimated glomerular filtration rate (eGFR) ≤ 60 ml/min/1.73 m².
(2)
The high and medium dose patients showed a reduction in respiratory failure and severe organ failure compared to both the placebo and low dose patients.

We have studied Auxora in a number of clinical trials including multiple Phase 2 clinical trials conducted in the United States and internationally. Across these studies, we observed that patients treated with Auxora experienced a reduction of organ damage and a reduced time to recovery. In CARDEA, we observed a statistically significant 56% (p=0.016) relative reduction versus placebo in mortality at 30 days. Further, in a post-hoc analysis analyzing 38 patients who enrolled in CARDEA with AKI, defined as an estimated glomerular filtration rate (eGFR) ≤ 60 ml/min/1.73 m², in addition to moderate or severe respiratory failure, which was an inclusion criterion, we observed a 62.7% relative reduction versus placebo in mortality at day 30 which persisted through day 60. In CARPO, the medium and high doses of Auxora both showed a 100% relative risk reduction compared to placebo in new-onset severe respiratory failure. This effect was statistically significant for the high and medium dose arms individually (p<0.05) and for the combined high and medium doses of Auxora patients compared with the combined placebo and low dose of Auxora patients (p=0.0027). We believe the consistency of the results we observed from these trials in multiple acute critical care conditions affecting different primary organs are mutually supportive and reinforce our plans to further pursue the use of Auxora in several additional acute critical illnesses.

The results from several of our trials have been published or presented at medical meetings, including results from an open-label SOC controlled Phase 2a trial in AP, results from treating the first cohort of patients in the open-label, investigator-initiated Phase 1/2 CRSPA trial, and results from the 30-patient open-label part one portion of the Phase 2 CARDEA trial in severe and critical COVID-19 pneumonia patients, and the 284-patient blinded, randomized, controlled Part 2 component of this same trial.

Auxora for the Treatment of Acute Kidney Injury

•
Ongoing Phase 2 clinical trial. In July 2024, we announced the first patient enrolled in KOURAGE, a Phase 2 clinical trial of Auxora for the treatment of AKI patients with AHRF. KOURAGE is a randomized, double-blind, placebo-controlled study that will evaluate 150 patients with Stage 2 and 3 AKI who have AHRF and are receiving oxygen by non-invasive mechanical ventilation, high flow nasal cannula or IMV. We expect to report data from this trial around the end of 2025.
•
Clinical observations of Auxora for AKI. We have both clinical observations and pre-clinical data that support the development of Auxora in AKI. In our CARDEA trial, which studied Auxora in patients with severe and critical COVID-19 pneumonia, results showed a 40% reduction in newly reported AKI (a common consequence of COVID-19 pneumonia)

in Auxora-treated patients as compared to placebo-treated patients. In a post-hoc analysis analyzing 38 patients who enrolled in CARDEA with AKI, defined as an estimated glomerular filtration rate (eGFR) ≤ 60 ml/min/1.73 m², in addition to moderate or severe respiratory failure, which was an inclusion criterion, we observed a 62.7% relative reduction versus placebo in mortality at day 30 which persisted through day 60. Biomarker analysis from blood samples taken from over 190 CARDEA patients further showed that, when compared to placebo, Auxora had positive effects on cardiorenal biomarkers—increases in angiopoietin-1 and decreases in angiopoietin-2 and D-dimers—which have been linked to the prevention of endothelial damage in prior studies and were correlated with improved outcomes in CARDEA.
•
Preclinical studies for Auxora in AKI. Our pre-clinical studies in an ischemia/reperfusion injury model of AKI in rats showed promising results, whereby animals receiving three daily doses of Auxora after injury had improvements in their GFR values while rats receiving placebo had little improvement. Further, in the setting of severe kidney injury, rats receiving Auxora survived whereas those receiving placebo died.

Auxora for the Treatment of Acute Pancreatitis

AP with SIRS

•
Completed Phase 2b clinical trial: We completed CARPO, an international, randomized, double-blind placebo-controlled Phase 2b trial in 216 patients with AP and accompanying SIRS. In October 2024, in a plenary session at the American College of Gastroenterology annual meeting, we presented late-breaking data and previously announced data from CARPO. The trial met its primary objective with a statistically significant dose response in median time to solid food tolerance in a prespecified subgroup of patients with hyper-inflamed AP. Additionally, the medium and high doses of Auxora both showed a reduction in severe organ failure and, specifically, a 100% relative risk reduction compared to placebo in new-onset severe respiratory failure. This effect was statistically significant for the high and medium dose arms individually (p<0.05) and for the combined high and medium doses of Auxora patients compared with the combined placebo and low dose of Auxora patients (p=0.0027). There was an approximately 20% relative risk reduction for new onset necrotizing pancreatitis for patients in the high dose group compared to placebo patients and these high dose patients also had median time to medically indicated discharge of 15 hours less than placebo patients. Finally, a stratified win-ratio analysis of certain key endpoints gave a stratified 1.640 win-ratio benefit (p=0.0372) for the high dose patients compared to placebo patients.
•
Completed open-label Phase 2a clinical trial: We completed a randomized, open-label Phase 2a clinical trial of Auxora in 21 patients with AP and accompanying SIRS who also had hypoxemia at presentation. Patients in this trial treated with Auxora in addition to SOC had multiple improved outcomes compared to patients treated with standard of care alone. In addition, there were several patients with severe respiratory failure at enrollment and the majority of those treated with Auxora did not require mechanical ventilation. Results from this randomized, open-label Phase 2a clinical trial conducted in the United States were published in March 2021 in the peer- reviewed journal Pancreas.
•
Ongoing planning for a potential Phase 3 clinical trial: We plan to hold an End-of-Phase 2 meeting with the FDA around the middle of 2025 and expect to be in a position to initiate a Phase 3 program in AP and accompanying SIRS around the end of 2025 pending additional funding. We have received Fast Track designation from the FDA and orphan drug designation in the European Union (“EU”) from the European Medicines Agency (“EMA”) for Auxora for the treatment of AP. However, there is no guarantee that Fast Track designation will result in a faster regulatory review or regulatory approval, if at all.

Auxora for the Treatment of AIPT: Pancreatitis as a Side Effect of Treatment for Pediatric ALL

•
Ongoing Phase 1/2 clinical trial. CRSPA, an investigator led 24-patient Phase 1/2 trial, is being conducted in the United States in children who develop AIPT related to the use of the chemotherapeutic asparaginase in the course of their treatment for ALL. We believe this work is providing valuable information on the use of Auxora in critically ill pediatric patients. The first cohort of nine patients in this trial has been completed and the data presented at ASH in December 2023 showed that all patients who received a full course of Auxora treatment had a more rapid resolution of their symptoms as compared to historical controls. These patients spent less time in the hospital or intensive care unit and blinded central reading of pancreatic imaging showed reduction in the development of significant pancreatic necrosis and the severity of acute pancreatitis as compared to the historical control group, 27% of whom had greater than 30% necrosis of their pancreas at 30 days as compared to none of the Auxora treated patients. Over 50% of patients in the control group required total parenteral nutrition (“TPN”) for several weeks on average and none required TPN in the treatment group. This trial has expanded to additional sites and is over 50% enrolled, and we expect to provide an update in the second half of 2025.

Auxora for the Treatment of Acute Respiratory Failure

•
Completed double-blind Phase 2 clinical trial in hospitalized COVID-19 pneumonia patients on oxygen. In our CARDEA trial, a Phase 2 randomized double-blind placebo-controlled trial conducted in the United States in 284 patients with severe COVID-19 pneumonia (261 having moderate and severe respiratory failure—our efficacy set) and receiving supplemental oxygen but not on mechanical ventilation, treatment with Auxora resulted in a reduced time to recovery and a 56% relative reduction in mortality at 30 days (p=0.0165) and a 33% relative reduction in mortality at 60 days (p=0.1449) compared to placebo. Both of these findings are clinically relevant particularly in light of patients needing additional therapies on top of the current standard of care. Time to recovery was seven days for Auxora-treated patients compared to ten days for patients receiving placebo (p=0.098). Data from this study was published in April 2022 in the peer-reviewed journal Critical Care.

Potential Additional Indications

•
Oral candidate for the treatment of chronic inflammatory and immunological diseases. We are also developing oral CRAC channel inhibitors for use in chronic inflammatory indications. We have animal model data with several compounds suggesting CRAC channel inhibition may be useful in treating chronic pancreatitis, rheumatoid arthritis, ulcerative colitis and allergic asthma. Pending additional funding, we have paused IND enabling preclinical work on these compounds to focus resources on our clinical programs. We expect to continue certain research activities to validate CRAC channel inhibition as a potential mechanism in other promising inflammatory and immunologic diseases.
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
•
Auxora for the treatment of traumatic brain injury. CM5480 is a proprietary tool compound that is an Orai1-selective inhibitor like zegocractin, and using this compound it was shown that blocking Orai1 CRAC channels protected mice from brain damage following controlled cortical impact, a model of traumatic brain injury. The results supported the interpretation that CM5480 worked by suppressing the activation of brain microglia, which are immune cells residing in the central nervous system. This work was published in the Journal of Neurotrauma in 2019. Since zegocractin (the active ingredient in Auxora)and CM5480 are both brain penetrant, it is possible that patients with traumatic brain injury could be effectively treated with Auxora.

Our Strategy

We are a company focused on the discovery and development of CRAC channel inhibitors. We intend to develop therapeutics to treat acute critical illnesses including AKI, AP, ARDS or ARHF, and chronic inflammatory and immunologic diseases potentially including chronic pancreatitis and rheumatoid arthritis. Our strategy to achieve this is as follows:

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
•
Develop Auxora for the treatment of AKI. AKI represents a significant unmet medical need as there are no disease- modifying therapies to either prevent or treat AKI. We have a body of clinical observations and pre-clinical data that support the development of Auxora in this acute critical disease. In July 2024, we announced the first patient enrolled in KOURAGE, a Phase 2 clinical trial of Auxora for the treatment of AKI patients with AHRF. KOURAGE is a randomized, double-blind, placebo-controlled study that will evaluate 150 patients with Stage 2 and 3 AKI who have AHRF and are receiving oxygen by non-invasive mechanical ventilation, high flow nasal cannula or IMV. We expect to report data from this trial around the end of 2025.
•
Develop Auxora for the treatment of patients with AP and accompanying SIRS. AP represents an unmet need in critical care medicine as there are no disease-modifying therapies. We believe we have shown that Auxora-treated AP patients with SIRS have better outcomes than SOC-treated control patients in both a Phase 2a and a Phase 2b clinical trial. We plan to hold an End-of-Phase 2 meeting with the FDA around the middle of 2025 and expect to be in a position to initiate a Phase 3 program in AP and accompanying SIRS around the end of 2025 pending additional funding.
•
Develop Auxora for the treatment AIPT. CRSPA, an open-label 24-patient Phase 1/2 clinical trial, is currently being conducted in pediatric patients with AIPT. The first cohort of nine patients in this trial has been completed and the results from this cohort as well as results from a blinded matched historical control group were presented at ASH 2023. While initially a single-center trial, CRSPA has been expanded to additional sites and is over 50% enrolled. We expect to provide an update in the second half of 2025.
•
Demonstrate the efficacy of Auxora for the treatment of patients with AHRF and ARDS caused by multiple etiologies. We have completed CARDEA, a Phase 2 randomized double-blind, placebo-controlled trial in patients with severe COVID-19 pneumonia and receiving supplemental oxygen, but not on mechanical ventilation, and with our collaborator we have completed the enrollment and treatment of patients of a Phase 2 clinical trial in mechanically ventilated COVID-19 pneumonia ARDS patients. Results from this trial may inform the design of a Phase 2 clinical trial for the treatment of AHRF and/or ARDS and we are evaluating next steps for potential clinical development of Auxora in patients with AHRF and ARDS.
•
Advance a second CRAC channel inhibitor into clinical development for the treatment of an additional inflammatory indication. We believe that there are multiple indications, including some chronic inflammatory and immunologic indications, that could potentially be treated with CRAC channel inhibitors from our portfolio of compounds, including orally available compounds. At present time, we have paused IND enabling preclinical work on these compounds to focus resources on our clinical programs; however, we expect to continue certain research activities to validate CRAC channel inhibition as a potential mechanism in other promising inflammatory and immunologic diseases and could restart IND enabling work in the future should we receive additional funding.
•
Explore additional indications for Auxora. Pre-clinical work in both acute ulcerative colitis, allergic asthma, pulmonary arterial hypertension, and traumatic brain injury have shown that zegocractin, the active molecule in Auxora, reduces inflammation and symptoms of these diseases in animal models.
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

Our Team

Our executive team is led by A. Rachel Leheny, Ph.D., our chief executive officer, who has more than 30 years of experience in the life sciences industry as a scientist, venture capital investor and investment banking research analyst. Kenneth Stauderman, Ph.D., a co-founder and our chief scientific officer with more than 30 years of experience in drug discovery and development, is a leading expert in CRAC channels and led the discovery of some of the foundational work in this field. Sudarshan Hebbar, M.D., our chief medical officer, has more than 15 years of clinical development and product development experience and was previously a practicing nephrologist and critical care physician. Raven Jaeger, MS, our chief regulatory officer, has over 20 years of regulatory affairs experience with several marketing approvals in serious diseases with high-unmet medical need.

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

Inflammatory diseases including AP, respiratory failure, kidney injury or traumatic brain injury are associated with activation or overactivation of CRAC channels. Preclinical experiments have shown that the inhibition of CRAC channels has the potential to provide therapeutic benefit in these and other diseases. Multiple compounds have been identified in the scientific literature that inhibit CRAC channels, but few of these have advanced to clinical trials as a result of unsuitable pharmaceutical properties required for potential therapeutic use.

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
•
Certain of our proprietary CRAC channel inhibitors are orally bioavailable and can potentially be used to treat chronic inflammatory and immunologic conditions.
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

Auxora is specifically formulated as an IV lipid nanoemulsion that is designed to facilitate the rapid delivery to lipophilic organ tissues such as the pancreas, lung and kidney, which we believe makes it a promising product candidate for the treatment of acute critical illnesses. The nanoemulsion is composed of nanometer-sized lipid droplets suspended in water. Auxora dissolves into the lipid particles that, once infused, move quickly through the body and are attracted to lipophilic tissues that are hard-to-reach for aqueous solutions and hydrophilic drugs. We believe it is critically important to block CRAC channel activity as soon as possible in these acute indications to prevent further tissue damage and decrease morbidity or mortality. Auxora was well-tolerated in single dose and multiple dose Phase 1 clinical trials in healthy adults, and in both the Phase 2 COVID-19 clinical trials and the Phase 2a and 2b AP clinical trials.

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
Ca²⁺
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

Potency and Selectivity of Auxora

Zegocractin (the active molecule in Auxora) is among the most potent CRAC channel inhibitors reported in the scientific literature, as observed in published experiments performed in our labs, including experiments published in the journal Cell Calcium. The data in the figure below illustrate that Auxora potently inhibits Orai1-containing CRAC channels, as 50% of the activity of the channel can be inhibited with nanomolar (“nM”) concentrations of compound. Further, the compound is selective compared to other channels. For example, on two channels important in cardiac (heart) function, even micromolar (“µM”) quantities of zegocractin do not achieve measurable inhibition of the activity of those channels. All compounds in our portfolio of potential drug candidates have properties similar to those indicated in the table below.

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

Auxora for the Treatment of Acute Kidney Injury

There are recent examples in the scientific literature where CRAC channel inhibition was shown to reduce damage in animal models of AKI. We have conducted preclinical studies of Auxora in a rat model of AKI. Additionally, we have observed in our clinical trials that Auxora-treated patients appear to have less complications of kidney injury or failure in the setting of acute critical illness. In July 2024, we announced the first patient enrolled in KOURAGE, a Phase 2 clinical trial of Auxora for the treatment of AKI patients with AHRF. We expect to report data from this trial around the end of 2025.

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

AKI is caused by several factors including infection, trauma and myocardial infarction. According to the Healthcare Cost and Utilization project, there are more than 3.7 million patients hospitalized each year who have AKI in the US. Of these, 71% have Stage 1, 17% have Stage 2 and 12% have Stage 3 so that Stage 2 and Stage 3 patients represent an incidence of over 1 million per year in the US alone. Additionally, over half of the Stage 2 and Stage 3 patients will have some form of respiratory failure and in these patients the expected mortality while hospitalized and up to 90 days post discharge is 50% or more. Currently there are no drugs that directly treat AKI and standard of care includes fluids, diuretics, nutritional support, and correction of the underlying cause of the AKI. Patients who suffer AKI may over the course of months develop chronic kidney disease and may go into end-stage renal failure. The goal of treatment would include reducing the need for dialysis, kidney transplantation, long-term illness and death.

Early treatment with Auxora could offer significant benefits to AKI patients and prevent disease progression.

KOURAGE: Ongoing Phase 2 Clinical Trial in Severe Acute Kidney Injury

KOURAGE is a randomized, double-blind, placebo-controlled study that will evaluate 150 patients with Stage 2 and 3 AKI who have AHRF and are receiving oxygen by non-invasive mechanical ventilation, high flow nasal cannula or IMV. Patients will be stratified by classification of stage of AKI as well as the use of IMV. Patients will receive either a four-hour infusion of Auxora or placebo at 1.25 mL/kg as a first dose, after which they will receive Auxora or placebo at 1.0 mL/kg at hours 24, 48, 72 and 96. The primary endpoint of the trial will be evaluation of patients through day 30 to determine days alive, ventilator-free and dialysis-free. Secondary endpoints will include a composite of all-cause mortality, decrease in eGFR, and the incidence of dialysis over a period of 90 days, also known as MAKE-90. The first patient was enrolled in KOURAGE in July 2024, and we anticipate data to be available around the end of 2025.

Clinical Observations Supporting the Potential Use of Auxora in Acute Kidney Injury

While the purpose of CARDEA was to test Auxora in severe COVID-19 pneumonia patients, AKI was reported in a number of patients as it is a common sequalae of this disease. We observed ~40% reduction in the frequency of newly reported AKI in patients treated with Auxora compared with placebo patients. In addition, in a post-hoc analysis analyzing 38 patients who enrolled in CARDEA with AKI, defined as an estimated glomerular filtration rate (eGFR) ≤ 60 ml/min/1.73 m², in addition to moderate or severe respiratory failure, which was an inclusion criterion, we observed a 62.7% relative reduction versus placebo in mortality at day 30 which persisted through day 60.

Reduction in Mortality and Newly Reported AKI in CARDEA.

(1)
N = 261 in efficacy data set, 281 in safety outcome data set
(2)
38 patients who enrolled with AKI, defined as an estimated glomerular filtration rate (eGFR) ≤ 60 ml/min/1.73 m²

Biomarker analysis from blood samples taken from over 190 CARDEA patients further showed that Auxora had a positive impact on biomarkers in these patients. For example, Angiopoietin-1, Angiopoietin-2, and D-dimer levels are biomarkers for vascular endothelial cells. Angiopoietin-1 levels correlate with the maintenance of vascular integrity while Angiopoietin-2 and D-dimer levels correlate with endothelial inflammation and malfunction. We observed that Angiopoietin-1 levels increased more in patients treated with Auxora compared to placebo while Angiopoietin-2 and D-dimer levels decreased more. These changes were statistically significant and suggest a potential application for Auxora in AKI where endothelial cell function is compromised. Finally, work by others demonstrated that elevated serum IL‐17 levels, a CRAC channel mediated cytokine, were differentially elevated in critically ill patients with Stage 2 and 3 AKI when compared to those without AKI and the extent of elevation was independently associated with both hospital mortality and long-term adverse outcomes.

Angiopoietin-1 levels show a statistically significant greater increase in Auxora-treated patients compared to placebo patients while Angiopoietin-2 and D-dimer levels show a statistically greater decrease.

Preclinical Studies with Auxora in Acute Kidney Injury

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

Results from Study 1 showed that at 24 hours post-injury, GFR was significantly higher in rats treated with Auxora 30 minutes after injury versus placebo (61%, p<0.05). Additionally, animals treated with Auxora showed a reduction in mononuclear (Th17 producing) cells in the kidney of approximately 50% as compared to those treated with placebo. In Study 2, in a group of animals with initial GFR reductions of approximately 50%, similar to Stage 2 AKI, GFR at 72 hours was significantly greater in Auxora-treated animals as compared to placebo-treated animals (0.81±0.03 vs. 0.47±0.04 ml/min/100g respectively; p<0.001). In a group of animals with GFR reductions ≥66%, similar to Stage 3 AKI, placebo-treated rats experienced 100% mortality by 72 hours while Auxora-treated rats had no mortality at 72 hours and were stable, showing modest recovery of kidney function. These results indicate that Auxora has the ability to hasten the recovery of kidney function and improve survival in rat models of AKI.

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

Auxora for the Treatment of Acute Pancreatitis

We have conducted two Phase 2 clinical trials of Auxora in AP. In a Phase 2a clinical trial of Auxora in AP patients with SIRS along with hypoxemia predicted to have moderate or severe AP, Auxora treatment was associated with reduced local and systemic inflammation, improved ability to tolerate solid food, and shorter hospital stays. In CARPO, the medium and high doses of Auxora both showed a 100% relative risk reduction compared to placebo in new-onset severe respiratory failure. This effect was statistically significant for the high and medium dose arms individually (p<0.05) and for the combined high and medium doses of Auxora patients compared with the combined placebo and low dose of Auxora patients (p=0.0027). We have received Fast Track designation from the FDA and orphan drug designation in the EU from the EMA for Auxora for the treatment of AP. However, there is no guarantee that Fast Track designation will result in a faster regulatory review or regulatory approval. We plan to hold an End-of-Phase 2 meeting with the FDA around the middle of 2025 and expect to be in a position to initiate a Phase 3 program in AP and accompanying SIRS around the end of 2025 pending additional funding.

Treatment with Auxora could offer significant benefits to AP patients and prevent disease progression.

Acute Pancreatitis Background

Acute pancreatitis is an acute inflammatory process of the pancreas that presents as severe upper abdominal pain, often accompanied by nausea and vomiting. During episodes of the disease, inflammation of the pancreas occurs, which can lead to pancreatic cell death or necrosis and systemic inflammation. Normal pancreatic functions, such as the secretion of digestive enzymes required to break down carbohydrates and fats, are disabled. There are no approved therapies for AP but most cases are mild and resolved after several days of supportive care, including avoiding oral feeding in the short term to not further aggravate the pancreas. Most patients are hospitalized and require IV fluids and monitoring for development of more severe symptoms.

Severe complications arise because of the acute inflammatory response that takes place in the pancreas. These complications can lead to SIRS, in which the function of other tissues or organs, including the lung, may be compromised. Approximately one third of patients with severe AP develop acute lung injury or ARDS. Lung failure accounts for approximately 60% of deaths associated with AP in developed countries.

There are an estimated 300,000 hospitalizations for AP annually in the United States. Mortality in mild AP is less than 1% but climbs to 20-30% in patients with persistent, severe disease. Approximately 40% of hospitalized AP patients present with SIRS and are predicted to have moderate or severe disease, with 15% actually developing severe AP. The target population for Auxora in our ongoing Phase 2b clinical trial is AP patients with accompanying SIRS, which we estimate to be approximately 100,000 patients per year in the United States alone.

Leading causes of AP are gallstones and resulting elevated levels of bile salts, and alcohol metabolites, together accounting for 60-80% of all cases depending on the specific population examined. Other causes include: hypertriglyceridemia, familial (genetic) types, hypercalcemia, abdominal injury or trauma (including endoscopic retrograde cholangiopancreatography), cancer, drug-induced, or autoimmune, each making up smaller slices of the total AP population. These different causes all appear to lead to a common mechanism in which calcium within pancreatic cells drives pathology.

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

Complete Phase 2a Clinical Trial in Acute Pancreatitis

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

CARPO: Completed Phase 2b Clinical Trial in Acute Pancreatitis

We completed CARPO, a randomized, double-blind placebo-controlled Phase 2b clinical trial in patients with AP and accompanying SIRS. This was a randomized, double-blind, placebo-controlled trial examining three dose levels of Auxora versus placebo. The clinical trial randomized patients 1:1:1:1 into one of four cohorts: high dose (2.0 mg/kg), medium dose (1.0 mg/kg), low dose (0.5 mg/kg), and matching placebo. Study drug was given intravenously over four hours once daily for three consecutive days. The primary objective of CARPO was to determine the optimal dosing regimen of Auxora that would effectively reduce the severity of AP and improve clinical outcomes. Secondary objectives included assessing the safety and tolerability of the varying doses of Auxora. The primary endpoint for determination of a dose response was time to solid food tolerance. The secondary endpoint for the determination of a dose response was the development of severe respiratory failure. Additional endpoints that were evaluated with the purpose of constructing a composite endpoint for a future Phase 3 trial included time to severe organ failure, medically indicated discharge, length of hospital stay, and the development of necrotizing pancreatitis, defined as pancreatic or extra-pancreatic necrosis. Time to solid food tolerance was defined as the time from the start of the first infusion of study drug to the time when the patient was able to eat ≥ 50% of a low fat, ≥ 500-calorie solid meal without an increase in abdominal pain or vomiting in the two hours after that meal and all subsequent meals while hospitalized. Severe respiratory failure was defined as respiratory failure that required the use of IMV or the use for ≥ 48 hours use of either high flow nasal cannula (HFNC) or non-invasive mechanical ventilation (“NIMV”). Time to medically indicated discharge was defined as the time from the start of the first infusion of study drug to the time where all three of the following criteria were met: the patient tolerated solid food; abdominal pain was controlled or resolved, which was defined by a reduction in pain, as assessed by the PNRS scale, of ≥50% from the peak level in the first 24 hours and no use of opioids; there was no clinical evidence of an infection that required continued hospitalization. A win ratio was calculated for each Auxora dose group compared to placebo using a hierarchical composite of mortality, new onset severe respiratory failure, necrotizing pancreatitis, and time to medically indicated discharge.

216 patients were enrolled into the study in 37 centers. The median (25th %, 75th %) patient age was 43 (34, 57) years and the study groups were balanced with respect to sex, race, ethnicity, median BMI and alcohol consumption.

Trial design for CARPO, Phase 2b clinical trial in AP.

CARPO met its study objective by showing a dose response for time to solid food tolerance as well as other clinical endpoints. The primary endpoint of median time to solid food tolerance in the pre-specified subgroup of patients with hyper-inflammatory acute pancreatitis showed a statistically significant dose response with placebo patients requiring 4.7 days to tolerate solid food and patients in the high dose group showing a 1.9 day improvement (41.0% relative risk reduction) when compared to placebo, the medium dose group a 2.1 day improvement (43.6% relative risk reduction) and the low dose group a 1.5 day improvement (31.0% relative risk reduction). In patients without hyper-inflammatory AP, Auxora did not show a measurable benefit due to the patients tolerating solid food relatively quickly in all treatment groups.

Auxora additionally showed a reduction in severe organ failure. Specifically, new onset severe respiratory failure was reduced by 100% (p=0.0027) in the combined medium and high dose patient population when compared to the combined placebo and low dose patient population. Additionally, this effect was statistically significant for the high and medium dose arms individually compared to the placebo arm(p<0.05). Further, Auxora reduced new onset persistent respiratory failure by 64.2% (p=0.0476) when comparing these same patient groups.

Reduction in Severe Organ Failure and New Onset Severe Respiratory Failure in CARPO.

There was an approximately 20% relative risk reduction for new onset necrotizing pancreatitis for patients in the high dose group compared to placebo patients and these high dose patients also had median time to medically indicated discharge of 15 hours less than placebo patients.

Reduction in Severe Organ Failure and New Onset Severe Respiratory Failure in CARPO.

Finally, a stratified win-ratio analysis of certain key endpoints gave a stratified 1.640 win-ratio benefit (p=0.0372) for the high dose patients compared to placebo patients.

Win-Ratio analysis of key endpoints in CARPO.

As in prior Phase 2 trials, Auxora was well-tolerated. There was a trend of decreasing treatment emergent serious adverse event (TESAE) rates with increasing doses of drug. Additionally, there were no drug-related TESAEs or deaths in patients receiving the high dose of Auxora.

CRSPA: Ongoing Open-Label Phase 1/2 Clinical Trial in AIPT (Pancreatitis as a Side Effect of Pediatric ALL Treatment)

CRSPA is a 24-patient open-label Phase 1/2 investigator-sponsored clinical trial being conducted by St. Jude Children’s Research Hospital (“JCRH”) and exploring Auxora as a potential therapy in pediatric patients that develop AIPT as a result of treatment for their underlying acute lymphoblastic leukemia (“ALL”). Current therapies for ALL result in long term survival for over 90% of pediatric ALL patients. One of the mainstays of therapy in these patients is asparaginase (e.g., ONCASPAR™ and RYLAYZE™), an enzyme that degrades the amino acid asparagine, which is essential for the leukemic cells to survive. However, the administration of asparaginase triggers the development of pancreatitis or AIPT in 7-10% of patients of the over 3,000 pediatric ALL patients treated per year in the US, with similar numbers in Europe. AIPT is a severe complication characterized by intense abdominal pain, nausea, vomiting and SIRS. AIPT can lead to further chronic problems such as insulin dependence, exocrine pancreatic insufficiency and chronic pain. Many of these children can no longer be treated with asparaginase which can have a negative impact on their recovery from ALL. It has been shown that over 50% of patients with AIPT develop pseudocysts or pancreatic necrosis. There is currently no disease modifying treatment for AIPT and standard of care only addresses the symptoms of the disease.

In CRSPA, pediatric patients suffering from AIPT are enrolled and treated with four daily doses of Auxora with the primary endpoints of safety, tolerability and the reduction in development of complications of AIPT, including necrotizing pancreatitis and SIRS. Investigators at SJCRH presented results from the first cohort of the CRSPA study at the ASH meeting in December 2023. This cohort of patients consists of nine children (average age 8.2 years) with ALL who have developed AIPT (referred to as AAP in the abstract). Eight of nine patients in the CRSPA study received a full regimen of four daily doses of Auxora at dose level 1 (30mg/m2 on day one and 42mg/m2on days two through four) administered as a four-hour infusion. Results from these patients were compared to a matched historical control group of 16 patients out of a total of 51 patients who developed AIPT within 30 days of receiving asparaginase in the Total Therapy XVI study (“T16”) being conducted at SJCRH. The comparison showed that Auxora reduced the average number of days patients spent in the hospital from 13.4 to 6.3 days. The need for ICU care was also reduced, with three control patients (18.8%) requiring ICU care compared to one treated patient (12.5%), and the average number of days in the ICU was reduced from five to three days. Additionally, no patients in the CRSPA study required TPN, compared to 68.8% in the historical matched control group, who required 27 days of nutritional support on average. Finally, blinded central reading of pancreatic imaging showed a reduction in the development of significant pancreatic necrosis (≥30%) and the severity of acute pancreatitis by computed tomography severity index (“CTSI”) scoring in patients treated with Auxora compared to the matched historical cohort. Based on these results, investigators have established the dose level used in this cohort as the recommended Phase 2 dose (“RP2D”) of Auxora for children with ALL experiencing AIPT and will continue to enroll an additional 15 patients at this dose level to reach full enrollment at 24 patients. CRSPA has expanded to additional sites and is over 50% enrolled, and we expect to provide an update in the second half of 2025.

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

*One patient in matched T16 cohort was unable to be evaluated for pancreatic necrosis or a CTSI score.

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

Preclinical Studies with Auxora in AP

Treatment with Auxora led to a decrease in inflammatory markers in both the pancreas and the lung in a cerulein-induced rat model of AP. In this AP model, rats were given four hourly intraperitoneal injections of cerulein to induce pancreatitis and Auxora was given in a therapeutic mode by a four-hour intravenous infusion, starting 30 minutes after the first cerulein injection. Animals were examined 30 minutes after the end of infusion. Cerulein overstimulates pancreatic acinar cells, causing overactivation of CRAC channels, premature activation of digestive enzymes, mitochondrial dysfunction and death of the acinar cells, as well as enhanced accumulation of cytokines. Auxora administered post-insult decreased the acinar cell damage (50% as measured by histopathology) and decreased mRNA transcript levels (measured by quantitative real-time polymerase chain reaction) of myeloperoxidase (“MPO”) (80-90%) a biomarker of neutrophil activation, and the inflammatory cytokines TNFα (80-90%), and IL-6 (80-90%) in the pancreas. Similar to AP in patients, inflammatory signals in the cerulein model are also observed in the lungs. The anti-inflammatory effects of Auxora in the pancreas were mirrored in lung tissue.

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

Completed Phase 2 Clinical Trial in Hospitalized COVID-19 Severe Pneumonia Patients on Oxygen (CARDEA)

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
•
Day 30 all-cause mortality was 7.7% with Auxora vs. 17.6%, with placebo (P = 0.0165).

•
Day 60 all-cause mortality was 13.8% with Auxora vs. 20.6% with placebo (P = 0.1449).
•
Serious adverse events occurred in 24.1% of patients treated with Auxora vs. 35% of patients receiving Placebo (P = 0.0616).

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

Preclinical studies for Chronic Inflammatory and Immunological Diseases

We are developing oral CRAC channel inhibitors that we intend to take into indications which are not treated in a critical care setting such as chronic inflammatory and immunological diseases. We have obtained or generated preclinical data that support the use of CRAC channel inhibitors in indications such as chronic pancreatitis, rheumatoid arthritis, asthma and psoriasis where an IV formulation would not represent a viable therapeutic approach. Repeated attacks of AP, as well as heavy alcohol use and genetic anomalies, can lead to the development of chronic pancreatitis, a debilitating disease characterized by pain, fibrosis and declining pancreatic function that increases the risk of developing pancreatic cancer by a factor of ten to 100. According to the Pancreatitis Foundation, approximately 140,000 people suffer from chronic pancreatitis in the United States alone. We believe this will be considered an orphan indication and intend to apply for orphan designation with the FDA. While there are numerous treatments for rheumatoid arthritis, most patients require injectable immunomodulatory drugs as the disease progresses. The need for safe oral therapies for more advanced patients persists. We are evaluating chronic pancreatitis and rheumatoid arthritis as potential first indications for our potential oral drug candidates.

Preclinical Study with a CRAC Channel Inhibitor in Chronic Pancreatitis

Our preclinical studies of CM5480, a proprietary compound, in chronic pancreatitis suggest that CRAC channel inhibition may decrease fibrosis and organ dysfunction in this setting. We have performed certain IND-enabling preclinical studies with multiple proprietary compounds in order to identify one or more candidates with good pharmaceutical properties. CM6336, one such oral CRAC channel inhibitor in our pipeline, is structurally distinct from CM5480 but with potentially improved pharmacokinetic properties.

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

Consistent with the findings above, in our preclinical studies we have demonstrated that several of our Orai1-selective CRAC channel blockers are efficacious at reducing histopathology in a rat model of CIA. Thus, zegocractin (CM4620) and model compounds CM5480 and CM6325 when dosed orally once-daily at 25 mg/kg produced significant reductions in knee histopathology that averaged 61%, 76% and 71%, respectively. Data from a representative study with CM6325 is shown below. In this study, the reductions in knee histopathology scores corresponded with reductions in a pharmacodynamic measure of stimulated IL-2 release in an ex vivo blood assay.

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

Preclinical Study in Traumatic Brain Injury

In a preclinical study performed with investigators at the San Francisco Veterans Affairs Hospital and UCSF, CM5480, a proprietary tool compound, was tested in a mouse model of traumatic brain injury in which animals were subjected to a controlled cortical impact with an automated impactor to induce brain injury. It was observed that treatment with CM5480 led to significant protection of mice from traumatic brain injury as determined by decreased lesion size, brain hemorrhage and improved neurological deficits with decreased microglial activation. This study was published in the Journal of Neurotrauma in 2019.

CM5480 (CM-EX-137) reduced injury in a traumatic brain injury model in mice.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of any of our product candidates and potential future products, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely, and expect to continue to rely for the foreseeable future, on contract manufacturing organizations (“CMOs”) for all our required raw materials, drug substance and drug product needs for preclinical research, clinical trials and initial commercialization. We do not have long-term agreements with any of these third parties. We also do not have any current contractual relationships for the manufacture of commercial supplies of any of our product candidates and potential future products and do not plan to enter into any until we are further into clinical development. If any of our products are approved by any regulatory agency, we intend to enter into agreements with a CMO and one or more back-up manufacturers for the commercial production of those products. Development and commercial quantities of any products that we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are conducting clinical research or seeking marketing approval.

Competition

The pharmaceutical and biotechnology industries are characterized by intense competition and rapid innovation. While we believe that our product candidates, as well as our development experience and scientific knowledge may provide significant advantages relative to current approaches and therapies in the treatment of acute critical illnesses and chronic inflammatory and immunologic diseases, our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. We face potential competition from many different sources, including large multinational pharmaceutical companies, established biotechnology companies and specialty pharmaceutical companies, and universities and other research institutions. Many of these groups have materially greater financial, manufacturing, marketing, research and drug development resources than we do. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

We are a clinical-stage biopharmaceutical company focused on developing therapeutics that treat serious acute inflammatory illnesses driven by hyperinflammation processes and direct cellular damage. The molecular targets we are addressing are CRAC channels, and our most advanced clinical candidate, Auxora, is in clinical trials for AP with accompanying SIRS, AIPT, and AKI with AHRF. Other companies, including Daiichi-Sankyo Company, Limited, Rhizen Pharmaceuticals AG, PRCL Research, Inc., Vivreon Biosciences, LLC, Medshine Discovery, Inc., Eldec Pharmaceuticals, and ChemiCare srl, have CRAC channel inhibitors (including both small molecules, peptides, and monoclonal antibodies) in clinical or preclinical development for various indications. Several of these have reached Phase 1 or Phase 2 clinical trials in indications we are not currently pursuing. Any of these companies could elect to re-direct their efforts and compounds to indications we are pursuing.

With respect to our lead indication, AP with accompanying SIRS, we are developing Auxora as a disease-modifying product candidate, whereas most other drug treatments and approaches in clinical development focus on addressing symptoms or sequelae. These include various types of pain medications, anti-inflammatories, anti-coagulants, antibiotics, fluids and feeding regimens. Ionis Pharmaceuticals has an approved drug and Amryt Pharma Plc and Regeneron Pharmaceuticals, Inc. also have agents in development that seek to reduce the risk of subsequent attacks of AP after a sentinel attack (known as recurrent AP) due to a particular etiology (familial chylomicronemia syndrome (“FCS”). FCS patients represent less than 2% of the AP population.

With respect to AIPT, there is currently no disease modifying treatment for patients who develop pancreatic toxicity as a result of asparaginase treatment for ALL. The current SOC addresses symptoms like pain, the inability to eat, and infection, and withdraws asparaginase, a key component of the ALL treatment regimen.

With respect to our efforts in other acute critical illnesses with Auxora, there are a number of companies that are potential competitors, particularly those with anti-inflammatory technologies. In the area of AKI, most companies in the space are pursuing strategies to prevent AKI in high risk populations. There is one ongoing clinical trial to treat AKI in the setting of sepsis, i.e., sepsis-associated AKI or SA-AKI. Other than this drug candidate, to our knowledge, there are no other novel compounds currently in clinical development in the US that are intended to treat rather than prevent AKI. If, however, a strategy to prevent AKI were to be effective, the number of patients we are targeting for Auxora could decrease. In the area of respiratory failure, acute lung injury and, specifically, COVID-19 pneumonia, there are a number of companies pursuing anti-inflammatory approaches to treating these diseases. Currently, Roche’s tocilizumab, Lilly’s baricitinib, SOBI’s anakinra and dexamethasone are all approved under EUAs to treat severe COVID-19 pneumonia patients on oxygen. Sanofi’s sarilumab which has the same mechanism of action as tocilizumab has also been recommended for use in severe COVID-19 pneumonia by WHO. Some of these drugs as well as others currently in development for COVID-19 pneumonia may prove efficacious in broader respiratory failure, particularly respiratory failure caused by viral pneumonias, and in other acute critical illnesses as well.

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

Intellectual Property

We have developed and continue to expand our patent portfolio for Auxora. As of December 31, 2024, we have issued patents and pending patent applications in the United States and other countries throughout the world directed to compositions of matter, various methods of use, formulations, and synthetic processes. For patents directed to compositions covering Auxora, we own four issued U.S. patents and over 60 issued patents world-wide. We also have one pending U.S. patent application and seven pending patent applications in Argentina, Japan, Canada, China and India directed to compositions covering Auxora. Composition of matter patents for Auxora have expirations ranging from 2031 and 2036 with Auxora and other pre-clinical drugs having world-wide composition of matter patents to 2036, not including any patent term adjustment or any patent term extension.

For patents and patent applications directed to methods of using Auxora for the treatment of AP, as of December 31, 2024, we own two issued U.S. patents and over 30 issued patents world-wide. We also own four U.S. patent applications, and 21 pending patent applications in the following jurisdictions: Argentina, Australia, Canada, China, Europe, Hong Kong, India and Japan for AP and other indications. These issued patents and any patents issuing from pending U.S. and ex-U.S. applications are expected to expire between 2031-2046, not including any patent term adjustment or any patent term extension. We have also filed one U.S. patent application, and applications in Australia, Canada, China, Europe and Japan directed to using a subject’s P/F ratio (the ratio of arterial oxygen pressure to fractional inspired oxygen) as a biomarker when treating acute lung injury and acute respiratory distress syndrome with Auxora. Any patents ultimately issuing from these applications are expected to expire around 2043, not including any patent term adjustment or patent term extension. We jointly own U.S. patent application direct to treatment of pediatric pancreatitis. Any patents ultimately issuing from this application are expected to expire around 2046.

Additionally, we jointly own one issued U.S. patent and, 13 issued patents world-wide directed to treatment for stroke and traumatic brain injury. These patents are expected to expire around 2036, not including any patent term adjustment or patent term extension. Also, we have filed one U.S patent application directed to treatment of non-alcoholic fatty liver disease using Auxora. Any patents ultimately issuing from this application are expected to expire around 2044, not including any patent term adjustment or patent term extension.

Moreover, for patent protection directed to formulations and crystalline forms of Auxora, we have filed one U.S. patent application, one granted in each Australia, China, and Mexico, and seven pending applications in the following jurisdictions: Australia, Brazil, Canada, Europe, Japan, and South Korea. Any patents that ultimately issue from these patent applications are expected to expire around 2038, not including any patent term adjustment or patent term extension.

With respect to the synthetic of Auxora, we have filed two U.S. patent applications, and pending applications in Canada, China, Europe, India, Japan, and South Korea. Any patents ultimately issuing from these applications are expected to expire around 2040, not including any patent term adjustment or any patent term extension.

Beyond patent coverage for Auxora, we have 18 issued U.S. patents, six issued patents world-wide, and a pending PCT application directed to CRAC channel inhibitors and their uses.

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

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. For example, the FDA may require Phase 4 testing, which involves clinical trials designed to further assess a drug safety and effectiveness, and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized; the FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. The FDA may also determine that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to ensure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS during the application review process; the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis.

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

Expedited Development and Review Programs and Accelerated Approval

The FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review. With regard to a fast track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

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

Federal and State Fraud and Abuse, Data Privacy and Security of Health Information, and Transparency Laws and Regulations

In addition to FDA restrictions on marketing of pharmaceutical products, federal and state healthcare laws and regulations restrict business practices in the biopharmaceutical industry. These laws may impact, among other things, our current and future business operations, including our clinical research activities, and proposed sales, marketing and education programs and may constrain the business or financial arrangements and relationships with healthcare providers and other parties through which we market, sell and distribute our products for which we obtain marketing approval. These laws include anti-kickback and false claims laws and regulations, data privacy and security of health information, and transparency laws and regulations, including, without limitation, those laws described below.

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

In the United States, third-party payors include federal and state healthcare programs, government authorities, private managed care providers, private health insurers and other organizations. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy. Such payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. We or our collaborators may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Nonetheless, our product candidates may not be considered medically necessary or cost-effective. Moreover, the process for determining whether a third-party payor will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such a payor will pay for the drug product. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. As a result, one payor’s determination to provide coverage for a drug product does not ensure that other payors will also provide coverage for the drug product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

Healthcare Reform

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act (“Cures Act”) was signed into law. The Cures Act, among other things, was intended to modernize the regulation of drugs and devices and to spur innovation. Legislative proposals continue to be discussed in the U.S. Congress as potentially leading to a future “Cures 2.0” bill that is expected to have bipartisan support. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug product provisions. The legislative reauthorization was completed in 2022, which reauthorized four of the largest FDA user fee programs for the next five-year cycle. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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

There have been amendments to and executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act since its enactment, and it is possible that there will be additional challenges and amendments to the Affordable Care Act in the future. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to additional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the second Trump administration will impact the Affordable Care Act, our business, or financial condition.

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

On January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (“SIP”) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs that have been on the market for at least 7 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024 HHS announced the agreed-upon prices for the first 10 drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected 15 additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, particularly given recent U.S. Presidential and Congressional elections. We anticipate that such new laws will result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations. Additionally, health reform initiatives may arise in the future.

Privacy and Security Laws

In the United States and in addition to federal laws described above, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For instance, the California Consumer Privacy Act (“CCPA”), created individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA, among other things, imposes data privacy obligations on covered companies and provides privacy rights to California residents, including the right to access and delete their personal data, opt out of certain personal data sharing, and receive detailed information about how their personal data is used. The CCPA also includes a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Further, the California Privacy Rights Act (“CPRA”) includes provisions that require us to incur additional costs and expenses in an effort to comply. Both the CCPA and CPRA have in the past and continue to impact our business activities depending on how they are interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information. Other U.S. states have begun enacting their own laws similar to the CCPA, and we expect more states to pass similar laws in the future.

We also are subject to applicable data protection laws in the jurisdictions in which we are established or in which we sell or market our products or run clinical trials. For example, if we conduct EU-based clinical trials, we will be subject to the EU General Data Protection Regulation (“EU GDPR”) in relation to our collection, control, processing and other use of personal data of data participants within the European Economic Area (“EEA”) (i.e., data relating to an identifiable living individual). The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing activities and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data participants (in a concise, intelligible and easily accessible form) how their personal data is to be used, imposes limitations on retention of personal data; defines for the first time pseudonymized (i.e., key-coded) data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. If in the future we conducted clinical trials in the EU we would be subject to EU rules with respect to cross-border transfers of personal data out of the EU and EEA. We would be subject to the supervision of local data protection authorities in those EU jurisdictions where we conduct our trials or are otherwise subject to the GDPR. Fines for certain breaches of the GDPR are significant: up to the greater of €20 million or 4% of total global annual turnover. In addition to the foregoing, a breach of the GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, or potential civil claims including class action type litigation.

In addition, the GDPR includes restrictions on cross-border data transfers. Certain aspects of cross-border data transfers under the GDPR are uncertain as the result of legal proceedings in the EU. This may increase the complexity of transferring personal data across borders. The GDPR will increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Although there are legal mechanisms to allow for the transfer of personal data from the EEA to the United States, they are subject to legal challenges and uncertainty about compliance with EU data protection laws remains and there are similar uncertainties around data transfers to and from the United Kingdom.

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

Facilities

Our corporate headquarters are located in La Jolla, California, where we lease approximately 2,850 square feet of office and laboratory space pursuant to a lease agreement. We believe that our existing facilities are adequate for the foreseeable future. As we expand, we believe that suitable additional and/or alternative spaces will be available in the future on commercially reasonable terms, if required.

Employees and Human Capital Resources

As of December 31, 2024, we had 14 full-time employees, seven of whom were primarily engaged in research and development activities. A total of four employees have an M.D., Ph.D. or Pharm.D. degree. Most of our employees are located in La Jolla, California. None of our employees are represented by a labor union, and we consider our employee relations to be good. We also engage various consultants that are primarily engaged in research and development activities.

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

On December 31, 2024, Private CalciMedica was dissolved and combined into CalciMedica, Inc.

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

Our other pipeline programs, which include new product candidates, are in preclinical development. As of December 31, 2024, we had an accumulated deficit of $159.8 million and a net loss of $13.7 million for the year ended December 31, 2024. Other than the three months ended March 31, 2024, we have incurred net losses since our inception. We have never generated revenue from product sales and we expect that it will be several years, if ever, before we have a product candidate ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Since we commenced operations in October 2006, we have primarily financed our operations through private placements of our preferred stock, convertible promissory notes, warrants and common stock, through the Merger with Graybug and through an underwritten public offering. We have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially for the foreseeable future. The development of drug product candidates is highly capital intensive. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory and quality capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of December 31, 2024, we had $18.7 million in cash, cash equivalents and short-term investments. Based on our current operating plans, we believe our existing resources, including the net proceeds of $9.7 million from the Loan and Security Agreement with Avenue Venture Opportunities Fund entered into on February 28, 2025, will be sufficient to fund our current operations through certain clinical milestones into the middle of 2026. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, nor will it be sufficient to pursue additional indications for Auxora like AHRF, nor will it be sufficient to fund clinical trials on other product candidates in our portfolio aside from the ongoing KOURAGE trial of Auxora, and we will need to raise substantial additional capital to complete the development and any commercialization of our product candidates.

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

•
the impacts of the ongoing or future international conflicts and potential future bank failures; and
•
the costs of operating as a public company.

Because we do not expect to generate revenue from product candidate sales for many years, if at all, we will need to obtain substantial additional funding in connection with our continuing operations and expected increases in expenses. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The impacts of the ongoing or future international conflicts and potential future bank failures on capital markets may affect the availability, amount and type of financing available to us in the future. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Attempting to secure additional financing may also divert our management from our day-to-day activities, which may impair or delay our ability to develop our proprietary platform. In addition, demands on our cash resources may change as a result of many factors currently unknown to us including, but not limited to, any unforeseen costs we may incur as a result of preclinical study or clinical trial delays, or disruptions in the manufacturing of our product candidates, due to the ongoing or future international conflicts, potential future bank failures or other causes, and we may need to seek additional funds sooner than planned. If we are unable to obtain funding on a timely basis or at all, we may be required to significantly curtail or stop one or more of our research or development programs.

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

On February 28, 2025 (the “Closing Date”), we entered into a Loan and Security Agreement (“2025 LSA”) with Avenue Venture Opportunities Fund (the “Lender”), for (i) an initial growth capital loan in the principal amount of $10,000,000 funded on March 3, 2025 (ii) up to $7,500,000 to be made available to the Company between September 1, 2025 and March 31, 2026, subject to, among other things, the Company’s achievement of certain milestones with respect to certain of its ongoing clinical trials and (iii) up to $15,000,000 to be made available to the Company between October 1, 2025 and March 31, 2026, subject to, among other things, (a) the Company’s achievement of additional milestones with respect to certain of its ongoing clinical trials and (b) the mutual written agreement of the Company and the Lender (upon its investment committee approval).

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

The terms of the 2025 LSA place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our operating and financial flexibility.

The 2025 LSA includes customary affirmative and negative covenants, as well as standard events of default, including an event of default based on the occurrence of a material adverse event. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, paying cash dividends or making other distributions, making investments, creating liens, and selling assets, in each case subject to certain exceptions. These restrictive covenants could limit our flexibility in operating our business and our ability to pursue business opportunities that we or our stockholders may consider beneficial. In addition, the Lender could declare a default upon the occurrence of an event that it interprets could have a material adverse effect, as defined in the 2025 LSA. Upon the occurrence and continuance of an event of default, the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the 2025 LSA. Any declaration by the Lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. We may not have enough available cash or be able to raise additional funds through equity or debt financing to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

We are seeking to identify and develop a broad pipeline of product candidates using our proprietary CRAC channel inhibitor science to address acute critical illness and chronic inflammatory and immunologic diseases where there are no effective therapies. Our lead product candidate, Auxora, recently completed a Phase 2b clinical trial and we have only completed two randomized, blinded placebo-controlled trials with Auxora to date. We are not aware of any FDA approved therapeutics utilizing similar technology. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our proprietary CRAC channel inhibition science is both preliminary and limited. Additionally, there are no drugs currently approved for the treatment of AP and as a result the FDA has not established the endpoints that will be required for approval in this indication. As a result, we are exposed to a number of unforeseen risks and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates.

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
•
lack of adequate funding;
•
changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
•
disruptions at the FDA and other governmental agencies caused by funding or staffing shortages.

In addition, disruptions caused by international conflicts may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to raise capital, generate revenues from product candidate sales and enter into or maintain collaboration arrangements. For example, if enrollment in a clinical trial is slowed, certain of our expenses related to the trial would not decrease and therefore the overall costs to complete the trial would increase. In addition, if we make manufacturing changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring product candidates to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

One of our product candidates is, and potential future product candidates may be, developed for the treatment of a pediatric population, for which safety concerns may be particularly scrutinized by regulatory agencies. Trials involving pediatric populations can be difficult to conduct, can be quite costly and, like other clinical trials, may not yield the anticipated results. In addition, pediatric trials are more dependent on a smaller number of specialized clinical trial sites, which in turn can limit site availability and make the trials more expensive to conduct. In addition, as interest in pediatric indications grows as a result of the Research to Accelerate Cures and Equity Act and other market forces, trial recruitment may become even more difficult due to competition for eligible patients. Moreover, it may be challenging to ensure that pediatric or adolescent patients adhere to clinical trial protocols.

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

We may attempt to secure approval from the FDA or comparable foreign regulatory authorities through the use of accelerated approval pathways. If we are unable to obtain such approval, we may be required to conduct additional clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA or other regulatory authorities, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA or foreign regulatory authorities may seek to withdraw accelerated approval.

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

Disruptions at the FDA and other government agencies caused by funding shortages, statutory, regulatory and policy changes, or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, including executive orders, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies such as the EMA, following its relocation to Amsterdam and corresponding staff changes, that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

In addition, with respect to investigator-sponsored trials that are being conducted with Auxora (the CRSPA trial with SJCRH) and may be conducted in the future, we do not and would not control the design or conduct of these trials, and it is possible that the FDA will not view these investigator-sponsored trials as providing adequate support for future clinical trials or market approval, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results. We expect that such arrangements will provide us certain information rights with respect to the investigator-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory submissions, resulting from the investigator-sponsored trials. However, we would not have control over the timing and reporting of the data from investigator-sponsored trials, nor would we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the firsthand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected. The investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in investigator- sponsored clinical trials could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates and the public perception of our product candidates. Additionally, the FDA may disagree with the sufficiency of our right of reference to the preclinical or clinical data generated by these investigator-sponsored trials, or our interpretation of preclinical, manufacturing or clinical data from these investigator-sponsored trials. If so, the FDA may require us to obtain and submit additional preclinical or clinical data.

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

We do not have any manufacturing facilities. We produce in our laboratory relatively small quantities of product for evaluation in our research programs. We rely on third parties for the manufacture of most of our product candidates for preclinical testing and all of our product candidates for clinical testing and we will continue to rely on such third parties for commercial manufacture if any of our product candidates are approved. We currently have limited manufacturing arrangements for preclinical and clinical trial materials for each of our product candidates, including Auxora, and one component of the latter is provided by a single source supplier in China, and will continue to be for the intermediate future. In addition, our single source supplier in China and any other foreign suppliers we may utilize in the future may be subject to U.S. legislation, similar to what is proposed in the BIOSECURE Act considered by Congress in 2024, sanctions, trade restrictions and other foreign regulatory requirements, which may limit, delay, prevent or impair our ability to obtain preclinical and clinical trial materials for our product candidates. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

In the event that any of our contracted third parties fails to comply with such requirements or to perform their obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, including due to the ongoing or future international conflicts or other geopolitical or macroeconomic conditions, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on commercially reasonable terms, if at all. In particular, any replacement of a third-party contractor could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture a certain aspect of our product candidates may be unique or proprietary to the third-party performing such process and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. In addition, certain of our product candidates and our own proprietary methods have never been produced or implemented outside of our company, and we may therefore experience delays to our development programs if we attempt to establish new third-party arrangements for these product candidates or methods. If we are required to or voluntarily change a third-party contractor for any reason, we will be required to verify that the new third party maintains facilities, processes and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

For example, Auxora is an injectable emulsion drug product that must be administered intravenously over four hours, and this dosing regimen may be inconvenient for some physicians or patients.

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

Our Chief Executive Officer and member of our Board of Directors, Dr. Leheny, and our Chief Business Officer and member of our Board of Directors, Mr. Roberts, are the co-founders of Valence Life Sciences (“Valence”), are employed as managing directors of Valence and beneficially own the shares of the company held by Valence. Entities affiliated with Valence together with Dr. Leheny and Mr. Roberts beneficially own a significant portion of our common stock. Although we expect that each of Dr. Leheny and Mr. Roberts will devote on average at least 40 hours per week to our company and remain highly active in our management, they will also continue to devote time to Valence. Because Dr. Leheny and Mr. Roberts are not required to work exclusively for us, their attention to other activities could slow our operations, which could adversely affect our business. In addition, although we do not believe Valence currently has any investments that conflict with our interests, in the future Valence may invest in companies that may compete with us for business opportunities or develop products that are competitive with ours. As a result, Dr. Leheny’s and Mr. Roberts’ interests may not be aligned with the interests of our other stockholders, and they may from time to time be incentivized to take certain actions that benefit their other interests and that our other stockholders do not view as being in their interest as investors in our company.

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2024, we employed 14 full-time employees, seven of whom were primarily engaged in research and development activities. We also engage various consultants that are primarily engaged in research and development activities. As we advance our research and development programs, we may be required to further increase the number of our employees, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

The key competitive factors affecting the success of all of our programs are likely to be the possibility of other companies developing drugs that address the same disease indications that we are aiming to address. Some of these markets are limited and significant competition could reduce the number of patients we are able to reach. If we are not successful in developing, commercializing and achieving higher levels of reimbursement than our competitors, we will not be able to compete against them and our business would be adversely affected.

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

Our (or the third parties with whom we work) actual or perceived failure to comply with applicable data protection laws, regulations, and other obligations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and mass arbitration demands, and/or adverse publicity and could negatively affect our operating results and business.

We and the third parties with whom we work may be subject to federal, state, and foreign data protection laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations that address privacy and data security. In the United States, numerous federal, state, and local laws and regulations, including federal and state health information privacy laws, state data breach notification laws, personal data protection laws, federal, state, and local consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws govern the collection, use, disclosure, and protection of health-related and other personal data. In addition, we obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under federal HIPAA, as amended by the HITECH. Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use, or disclose individually identifiable protected information provided by a HIPAA-covered entity or business associate in a manner that is not authorized or permitted by HIPAA.

Additionally, new privacy rules are being enacted in the United States and globally, and existing ones are being updated and strengthened. For example, the CCPA requires covered companies to provide certain disclosures to California consumers (including business representatives and employees who are California residents) and provide such consumers data protection and privacy rights, including the ability to opt-out of certain sales or sharing of personal data. The CCPA provides for administrative penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal data. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CPRA expanded the CCPA’s requirements, including by adding a right for consumers to correct their personal data and establishing a regulatory agency to implement and enforce the law. Moreover, a number of other states have enacted data protection laws, and similar laws are being considered in several other states, as well as at the federal and local levels. Although these laws exempt some data processed in the context of clinical trials, these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products and services involving data are offered, all of which may harm our business, financial condition, results of operations and prospects.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework that may also apply to health-related and other personal data obtained outside of the United States. For example, the EU has adopted the EU GDPR and the United Kingdom has adopted the UK General Data Protection Regulation (collectively, “GDPR”), which imposes strict requirements for processing the personal data of individuals within the EEA and the United Kingdom. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to 20 million euros, 17.5 million pounds sterling under the UK GDPR, or in each case, up to 4% of the annual global revenue of the noncompliant company, whichever is greater, as well as private litigation related to the processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data.

Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the United Kingdom’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the United Kingdom, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and United Kingdom to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition, the new India Digital Personal Data Protection Act 2023 (“DPDP”) came into force in 2024. Like the GDPR, the DPDP has extra-territorial reach and failure to comply with the DPDP may lead to substantial fines. A significant portion of our CARPO trial was conducted in India and we and certain third parties with whom we work may be subject to the DPDP.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, clinical trial subjects about whom we or the third parties with whom we work obtain information, as well as the providers who share this information with us, contractually limit our ability to use and disclose the information. We publish privacy policies, marketing materials, whitepapers, and other statements such as statements related to compliance with certain certifications or self-regulatory principles, concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Failure by us or third parties with whom we work to comply with U.S. and international data protection laws, regulations, and other obligations could result in significant consequences, including without limitation government enforcement actions (which could include investigations, civil or criminal penalties, audits inspections), private litigation or mass arbitration demands, additional reporting requirements or oversight, bans on processing personal data, data breach reporting requirements and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with data protection or privacy obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Our information technology systems, or those of our CROs, contractors, consultants, or other third parties with whom we work, may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could result in a material disruption of our product candidates’ development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal data, including health-related information) (collectively, “sensitive information”).

As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, which could result in material adverse impacts to our business, including the theft of our sensitive information, have increased in frequency and sophistication. Despite our implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our information technology systems and those of our third-party CROs, contractors, consultants, and other third parties with whom we work are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, sophisticated nation-state and nation-state supported actors, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering attacks, malicious code, credential stuffing attacks, credential harvesting, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, attacks enhanced or facilitated by AI, and other means to affect service reliability and threaten the confidentiality, integrity and availability of our sensitive information), which may compromise our or the third parties with whom we work systems infrastructure or lead to data leakage. For example, we have experienced phishing attacks in the past and we may be a target of phishing attacks or other cyber-attacks in the future. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. To the extent that any disruption or security breach were to result in a loss of, or damage to, our sensitive information or applications (or those of the third parties with whom we work), or inappropriate disclosure of sensitive information, we could incur liability and reputational damage, and the further development and commercialization of our product candidates could be delayed. It may be difficult or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.

We also have outsourced elements of our operations to third parties, and as a result we manage a number of third parties who have access to our sensitive information. We rely on these third parties and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or the third parties with whom we work supply chains have not been compromised.

While we invest in our information security systems, we cannot assure you that our data protection efforts and our investment in information technology will prevent breakdowns, data leakages, breaches in our systems or other cyber incidents that could have an adverse effect upon our reputation, business, financial condition, results or operations and prospects. We may not be successful in preventing or detecting cyber-attacks or mitigating their effects, or we may be perceived as having failed to do so. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as hardware and/or software, including that of the third parties with whom we work), but we have not, and in the future may not, however, be able to detect and remediate all such vulnerabilities, including on a timely basis. Further, we have (and may in the future) experienced delays in developing and deploying remedial measures and patches designed to address any such identified vulnerabilities. Vulnerabilities [could] be exploited and result in a security incident. For example, if a cyber-attack were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Furthermore, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, sensitive information (including trade secrets or other intellectual property, proprietary business information, and personal data), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal data, including personal data regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal data, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business (and that of the third parties with whom we work).

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

As of December 31, 2024, we had federal and state net operating loss (“NOL”) carryforwards of approximately $296.8 million and nil, respectively. $102.2 million of our federal NOLs were generated prior to 2018 and will begin to expire in 2026, unless previously utilized, but may be used to offset up to 100% of future taxable income before expiration. Under current law, our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax law. We also have federal and state research and development credit carryforwards totaling $13.3 million and $3.1 million, respectively. The federal research and development credit carryforwards will begin to expire in 2027, unless previously utilized. The state research and development credits do not expire.

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

Since its enactment, there have been amendments to and judicial, executive and Congressional challenges to certain aspects of the Affordable Care Act. For example, on August 16, 2022, the IRA was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is unclear how any such challenges and the healthcare reform measures of the second Trump administration will impact the Affordable Care Act, our business, or financial condition.

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries, presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. On January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (“SIP”) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. At the federal level, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs that have been on the market for at least 7 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the

Medicare Drug Price Negotiation Program. Further, on December 7, 2023, initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

We expect that these and other healthcare reform measures that may be adopted in the future, particularly in light of the recent U.S. Presidential and Congressional elections, may result in more rigorous coverage criteria and lower reimbursement and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs, once marketing approval is obtained.

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

Depending upon the timing, duration, and specifics of any FDA marketing approval of Auxora, or any future product candidate we may develop, one or more of patents issuing from our U.S. patent applications may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, (the “Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplemental Protection Certificate, or (“SPC”). If we encounter delays in our development efforts, including our clinical trials, the period of time during which we could market Auxora and any future product candidates under patent protection would be reduced. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced.

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

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly on obtaining and enforcing patents. Our patent rights may be affected by developments or uncertainty in U.S. or foreign patent statutes, patent case law, USPTO rules and regulations or the rules and regulations of foreign patent offices. Obtaining and enforcing patents in the biotechnology and pharmaceutical industry involve both technological and legal complexity, and is therefore costly, time- consuming and inherently uncertain. In addition, the United States may, at any time, enact changes to U.S. patent law and regulations, including by legislation, by regulatory rule-making, or by judicial precedent, that adversely affect the scope of patent protection available and weaken the rights of patent owners to obtain patents, enforce patent infringement and obtain injunctions and/or damages. For example, the scope of patentable subject matter under 35 U.S.C. 101 has evolved significantly over the past several years as the Court of Appeals for the Federal Circuit and the Supreme Court issued various opinions, and the USPTO modified its guidance for practitioners on multiple occasions. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. We cannot predict how decisions by the federal courts, the U.S. Congress or the USPTO may impact the value of our patent rights. For example, the Supreme Court of the United States held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the Federal circuit recently issued a decision, In re Cellect, LLC (2023) involving the interaction of patent term adjustment (“PTA”), terminal disclaimers, and obvious-type double patenting which may affect the patent term of any issued patents that rely on any PTA. Other countries may likewise enact changes to their patent laws in ways that adversely diminish the scope of patent protection and weaken the rights of patent owners to obtain patents, enforce patent infringement, and obtain injunctions and/or damages.

Further, the United States and other governments may, at any time, enact changes to law and regulation that create new avenues for challenging the validity of issued patents. For example, the America Invents Act created new administrative post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings that allow third parties to challenge the validity of issued patents. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. In the 2013 case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., for instance, the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. For example, the Inflation Reduction Act (IRA) passed by Congress authorizes the Secretary of the Department of HHS to negotiate prices directly with participating manufacturers for selected medicines covered by Medicare even if these medicines are protected by an existing patent. For small molecule medicines, the process begins seven years after initial approval by the FDA. While we do not believe that the IRA or its effects will impact our ability to obtain patents in the near future, we cannot be certain whether it will affect our patent strategy in the long run.

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

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patent rights, trade secrets, or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. For example, we may have inventorship disputes arise from conflicting views regarding the contributions of different individuals named as inventors, conflicting obligations of third parties involved in developing Auxora or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business, financial condition, results of operations and prospects. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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
•
publications in the scientific literature often lag behind actual discoveries; and
•
additionally, generative artificial intelligence (AI) resources that are publicly available also present a risk that a company may inadvertently obtain, incorporate or use a third party's intellectual property.

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

We, and the third parties with whom we share our facilities, are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials and produce hazardous waste products. We generally contract with third parties for the disposal of these materials and waste. We cannot eliminate the risk of contamination or injury from these materials. We could be held liable for any resulting damages in the event of contamination or injury resulting from the use of hazardous materials by us or the third parties with whom we share our facilities, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

As a publicly traded company, we incur significant additional legal, accounting and other expenses that the Company did not incur as a privately held company, including costs associated with public company reporting requirements. The obligations of being a public company in the United States require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain such insurance. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company” or a “small reporting company”. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering (i.e. December 31, 2025), (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $750 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation, among other potential problems. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation, among other potential problems.

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

Based on the beneficial ownership of our common stock as of March 21, 2025, our executive officers, directors and holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant percentage of our voting stock. As a result, these stockholders, if continuing to act together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We are a smaller reporting company. We cannot be certain whether the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors or otherwise limit our ability to raise additional funds.

We are a “smaller reporting company” under applicable securities regulations. A smaller reporting company is a company that, as of the last business day of its most recently completed fiscal quarter, has an aggregate market value of the company’s voting stock held by non-affiliates, or public float, of less than $250 million, or has annual revenues less than $100 million and either no public float or public float less than $750 million. SEC rules provide that companies with a non-affiliate public float of less than $75 million may only sell shares under a Form S-3 shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the public float. If we do not meet this public float requirement, any offering by us under a Form S-3 will be limited to raising an aggregate of one-third of our public float in any 12-month period. In addition, a smaller reporting company is able to provide simplified executive compensation disclosures in its filings, is exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting if its public float is less than $70 million, and has certain other reduced disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Reduced disclosure in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze its results of operations and financial prospects.

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

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Our information technology systems, or those of our CROs, contractors, consultants, or other third parties with whom we work, may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could result in a material disruption of our product candidates’ development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.”

Governance

Our Board of Directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The Audit Committee of the Board of Directors is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Chief Scientific Officer, President and Chief Operating Officer, Chief Financial Officer, Vice President Finance and General Counsel who also serves as our compliance officer. These members of management have prior work experience in various roles involving managing information security programs and are informed about and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents.

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

Item 2. Properties.

Our corporate headquarters are located in La Jolla, California, where we lease approximately 2,850 square feet of office space. The existing lease will expire on December 31, 2025. We believe that our existing facilities are adequate for our current needs.

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

Holders of Record

As of March 21, 2025, there were approximately 70 holders of record of our common stock. Certain shares of our common stock are held in “street” name and thus the actual number of beneficial owners of such shares is not known or included in the foregoing number.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

On May 17, 2024, in connection with services provided under a consulting agreement (the “Danforth Consulting Agreement”) with Danforth Advisors, LLC (“Danforth”), a company affiliated with Dan Geffken, our former Interim Chief Financial Officer, we granted to SG Dan Equity Holdings, LLC, a company affiliated with Mr. Geffken (“SG Dan Equity”), a warrant (“SG 2024 Warrant”) to purchase 10,000 shares of our common stock at an exercise price of $5.45 per share (subject to adjustment as provided therein), which vest in equal monthly installments over a period of one year from the grant date and which are subject to accelerated vesting if the Danforth Consulting Agreement is terminated prior to May 17, 2025 . The SG 2024 Warrant is exercisable until May 24, 2034, unless earlier terminated. The SG 2024 Warrant shall terminate in the event of certain change of control transactions or asset transfers (as provided therein) unless exercised immediately prior to any such transaction.

The issuance of securities described above was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipient of the securities in such transaction represented that it was an accredited investor as defined in Regulation D promulgated under the Securities Act and of its intention to acquire the securities for its own account for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the electronic records representing such securities in such transaction. The recipient received adequate information about us.

Use of Proceeds

Not applicable.

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

Our lead product candidate is Auxora, a potent and selective intravenous formulated small molecule CRAC channel inhibitor containing the active compound zegocractin (formerly referred to as CM4620) that, in animal models, reduced acute epithelial and/or endothelial cell injury and inflammation in organs, such as the pancreas, lungs and kidneys. Multiple Phase 2 clinical trials with Auxora have been conducted: an open-label Phase 2a trial in acute pancreatitis (“AP”) with accompanying systematic inflammatory response syndrome (“SIRS”), an international, randomized, double-blind placebo-controlled Phase 2b trial in AP with SIRS (which we refer to as “CARPO”), an investigator led open-label Phase 1/2 trial in asparaginase-induced pancreatic toxicity (“AIPT”) (which we also refer to as “CRSPA”) in which the first cohort of patients has been completed, a placebo-controlled double-blind Phase 2 trial in severe COVID-19 pneumonia (which we also refer to as “CARDEA”) and an investigator led open-label Phase 2a trial in COVID-19 pneumonia patients with acute respiratory distress syndrome (“ARDS”). We observed in all of these trials that patients treated with Auxora experienced a reduction of organ damage and reduced time to recovery. We believe the consistency of the results we observed from these trials in two different acute critical care conditions are mutually supportive and reinforce our plans to further pursue the use of Auxora in several additional acute critical illnesses, including acute kidney injury (“AKI”) with associated acute hypoxemic respiratory failure (“AHRF”), in which we are currently conducting a Phase 2 trial (which we also refer to as “KOURAGE”) with data expected around the end of 2025.

Additionally, we have compiled additional preclinical data supporting the potential to use CRAC channel inhibition for both chronic and acute inflammatory and immunologic diseases. We have animal model data suggesting CRAC channel inhibition may be useful in treating chronic pancreatitis, rheumatoid arthritis, ulcerative colitis, allergic asthma, and traumatic brain injury. We have several available product candidates that may be suitable for potential oral dosing. Pending additional funding, we have paused IND enabling preclinical work on these compounds to focus resources on our clinical programs. We expect to continue certain research activities to validate CRAC channel inhibition as a potential mechanism in other promising inflammatory and immunologic diseases.

In August 2023, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which contains two prospectuses, a base prospectus and an at the market offering prospectus, as supplemented on March 29, 2024 (as supplemented, the “Original Prospectus Supplement”) that covered the offering, issuance and sale of up to $17.3 million of common stock pursuant to an at the market offering agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) acting as sales agent (the “ATM Facility”). The Shelf Registration Statement permits the offering, issuance and sale of common stock, preferred stock, debt securities and warrants having an aggregate offering price of up to $100.0 million in one or more offerings and in any combination of the foregoing.

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

The initial closing of the 2024 Private Placement occurred on January 23, 2024 and the second closing occurred on February 5, 2024. Gross proceeds from the transaction were $20.4 million with net proceeds of approximately $19.0 million after deducting $1.4 million in commissions and other transaction costs. The Tranche A Common Warrants expired unexercised on July 27, 2024.

On November 1, 2024, we closed an underwritten public offering of 2,720,000 shares of our common stock at a price to the public of $3.75 per share pursuant to the Shelf Registration Statement (the “2024 Follow-On”). The gross proceeds from the offering, before deducting underwriting discounts and commissions and offering expenses, were $10.2 million.

In connection with the 2024 Follow-On, on October 30, 2024, we suspended sales of common stock under the ATM Facility pursuant to the Original Prospectus Supplement, and until December 20, 2024, did not offer for sale any shares of common stock pursuant to the ATM Agreement. We filed a prospectus supplement (the “Current Prospectus Supplement”) with the SEC on December 20, 2024 for an aggregate gross sales price of up to $4,450,000 of shares of common stock to be sold pursuant to the ATM Facility. As of December 31, 2024, we sold an aggregate of 101,522 shares of common stock for net proceeds of $319,000 after deducting $13,000 of commissions paid under the ATM Facility and approximately $4.5 million remains available for sale under the ATM Facility. As of December 31, 2024, $89.5 million remained available for sale under the Shelf Registration Statement.

On February 28, 2025 (the “Closing Date”), the Company entered into a Loan and Security Agreement and the Supplement to the Loan and Security Agreement (together, the “Loan Agreement”) with Avenue Venture Opportunities Fund II, L.P. (“Lender”) and Avenue Capital Management II, L.P., as administrative agent and collateral agent, for growth capital loans in an aggregate principal amount of up to $32,500,000 (the “Loan”), with (i) $10,000,000 funded on the Closing Date (“Tranche 1”), (ii) up to $7,500,000 to be made available to the Company between September 1, 2025 and March 31, 2026, subject to, among other things, the Company’s achievement of certain milestones with respect to certain of its ongoing clinical trials (“Tranche 2”) and (iii) up to $15,000,000 to be made available to the Company between October 1, 2025 and March 31, 2026, subject to, among other things, (a) the Company’s achievement of additional milestones with respect to certain of its ongoing clinical trials and (b) the mutual written agreement of the Company and the Lender (upon its investment committee approval). The Company will make interest only payments until the 18 month anniversary of the Closing Date, subject to a 6-month extension upon the Company’s achievement of certain milestones with respect to certain of its ongoing clinical trials and funding of the full amount under Tranche 2. The Loan bears interest at an annual rate equal to the greater of (a) the sum of 5.00% plus the prime rate as reported in The Wall Street Journal and (b) 12.75%. The Loan is secured by a lien upon and security interest in all of the Company’s assets, including intellectual property, subject to agreed exceptions. The maturity date of the Loan is September 1, 2028 (the “Maturity Date”).

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Through December 31, 2024, our operations have been funded primarily by aggregate net proceeds of $178.7 million from the issuance of convertible preferred stock, convertible notes, warrants, common stock and the Merger. Since inception we have had significant operating losses, except for the three month period ending March 31, 2024. Our net loss was $13.7 million for the year ended December 31, 2024. Included in the net loss for the year ended December 31, 2024 were total operating expenses of $24.2 million, offset by a gain from the fair value adjustment to our warrant liability of $9.5 million and interest income of $1.0 million. As of December 31, 2024, we had an accumulated deficit of $159.8 million and $18.7 million in cash, cash equivalents and short-term investments.

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

Other Income

Our other income includes (i) interest and change in fair value of our convertible promissory notes; (ii) changes in the fair value of our warrant liabilities; and (iii) other non-operating income.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following sets forth our results of operations (in thousands):

	Year Ended December 31,		Change
	2024	2023	Amount	%
Operating expenses:
Research and development	$14,478	$15,859	$(1,381)	(9%)
General and administrative	9,726	22,216	(12,490)	(56%)
Total operating expenses	24,204	38,075	(13,871)	(36%)
Loss from operations	(24,204)	(38,075)	13,871	(36%)
Other income	10,504	3,718	6,786	183%
Net loss	$(13,700)	$(34,357)	$20,657	(60%)

Research and Development Expenses

Research and development expenses comprised (in thousands):

	Year Ended December 31,		Change
	2024	2023	Amount	%
Preclinical studies and clinical trial-related activities	$6,294	$5,939	$355	6%
Chemistry, manufacturing and controls	2,314	1,006	1,308	130%
Personnel	3,722	7,071	(3,349)	(47%)
Consultants and other costs	2,148	1,843	305	17%
Total research and development expenses	$14,478	$15,859	$(1,381)	(9%)

Research and development expenses were $14.5 million for the year ended December 31, 2024, compared to $15.9 million for the year ended December 31, 2023. The decrease of $1.4 million was due primarily to a decrease in personnel expense of $3.3 million driven by a one-time charge for the acceleration of vesting of stock options of $1.9 million and a one-time severance charge of $1.6 million as a result of the Merger for the year ended December 31, 2023. This was partially offset by an increase of $1.3 million in chemistry, manufacturing and control activities in regard to our Phase 2 clinical trials of Auxora, costs related to our preclinical studies of $0.3 million and consultants and other costs of $0.3 million.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (in thousands):

	Year Ended December 31,		Change
	2024	2023	Amount	%
Personnel costs	$3,864	$16,872	$(13,008)	(77%)
Facility costs	549	595	(46)	(8%)
Professional services	3,130	3,316	(186)	(6%)
Consultants and other costs	2,183	1,433	750	52%
Total general and administrative expenses	$9,726	$22,216	$(12,490)	(56%)

General and administrative expenses were $9.7 million for the year ended December 31, 2024, compared to $22.2 million for the year ended December 31, 2023. The decrease of $12.5 million was primarily related to a decrease in personnel costs of $13.0 million driven by a one-time charge for acceleration of vesting of stock options of $8.6 million and a one-time severance charge of $4.1 million as a result of the Merger for the year ended December 31, 2023. Additionally, professional services decreased $0.2 million due to increased costs as a result of the Merger for the year ended December 31, 2023. These costs were partially offset by an increase of $0.7 million in consultants and other costs.

Other Income

Other income for the year ended December 31, 2024 was $10.5 million, compared to $3.7 million for the year ended December 31, 2023. The increase of $6.8 million was due to the fair value adjustments to our warrant liability as a result of the 2024 Private Placement which resulted in a change in fair value adjustments for our warrants liability of $9.5 million compared to fair value adjustments to our warrant liability and convertible promissory notes for the year ended December 31, 2023, and due to an increase of $0.4 million of interest income on our cash equivalents and short-term investments due to additional funds to invest, for the year ended December 31, 2024, as compared to the year ended December 31, 2023.

Liquidity and Capital Resources

Overview

As of December 31, 2024 we had cash, cash equivalents and short-term investments of $18.7 million.

Based on our current operating plans, we believe our cash, cash equivalents and short-term investments along with the Loan Agreement entered into on February 28, 2025, will be sufficient to fund our current operations for the next twelve months from the date of this report. We expect that our cash, cash equivalents and short-term investments, will allow us to fund our operations through certain clinical milestones, into the middle of 2026. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, nor will it be sufficient to pursue additional indications for Auxora such as AHRF, nor will it be sufficient to fund clinical work on other product candidates in our portfolio aside from Auxora, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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
•
the impacts of the ongoing or future international conflicts; and
•
the costs of operating as a public company.

Since we commenced operations in October 2006, we have primarily financed our operations through private placements of our preferred stock, convertible promissory notes, warrants and common stock, through the Merger with Graybug and through an underwritten public offering. We have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially for the foreseeable future. The development of drug product candidates is highly capital intensive. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory and quality capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. The global credit and financial markets have experienced extreme volatility, including in liquidity and credit availability, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.

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

In August 2023, we filed the Shelf Registration Statement, which contains two prospectuses, a base prospectus and the Original Prospectus Supplement that covered the offering, issuance and sale of up to $17.3 million of common stock pursuant to the ATM Agreement with Wainwright, acting as sales agent. The Shelf Registration Statement permits the offering, issuance and sale of common stock, preferred stock, debt securities and warrants having an aggregate offering price of up to $100.0 million in one or more offerings and in any combination of the foregoing.

In January 2024, the Company entered into the Purchase Agreement with certain accredited investors, in which the Company sold the following securities to the accredited investors the 2024 Private Placement: (i) an aggregate of 4,985,610 shares of our common stock; (ii) to certain investors, in lieu of shares, Pre-Funded Warrants to purchase an aggregate of 306,506 shares of our common stock; (iii) Tranche A Common Warrants to purchase an aggregate of up to 2,646,058 shares of our common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of our common stock issuable upon exercise of such Pre-Funded Warrants); and (iv) Tranche B Common Warrants to purchase an aggregate of up to 2,646,058 shares of our common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of our common stock issuable upon exercise of such Pre-Funded Warrants). The purchase price per share and accompanying Common Warrants was $3.827 (or $4.3915 for directors, employees or consultants participating in the 2024 Private Placement) (or $3.8269 per Pre-Funded Warrant and accompanying Common Warrants, which represented the price of $3.827 per share and accompanying Common Warrants minus the $0.0001 per share exercise price of each such Pre-Funded Warrant).

The initial closing of the 2024 Private Placement occurred on January 23, 2024 and the second closing occurred on February 5, 2024. Gross proceeds from the transaction were $20.4 million with net proceeds of approximately $19.0 million after deducting $1.4 million in commissions and other transaction costs. The Tranche A Common Warrants expired unexercised on July 27, 2024.

On November 1, 2024, the Company closed the 2024 Follow-On. The gross proceeds from the offering, before deducting underwriting discounts and commissions and offering expenses, were $10.2 million.

In connection with the 2024 Follow-On, on October 30, 2024, we suspended sales of common stock under the ATM Facility pursuant to the Original Prospectus Supplement, and until December 20, 2024, did not offer for sale any shares of common stock. We filed the Current Prospectus Supplement with the SEC on December 20, 2024 for an aggregate gross sales price of up to $4,450,000 of shares of common stock to be sold pursuant to the ATM Facility. As of December 31, 2024, we sold an aggregate of 101,522 shares of common stock for net proceeds of $319,000 after deducting $13,000 of commissions paid under the ATM Facility and approximately $4.5 million remains available for sale under the ATM Facility. As of December 31, 2024, $89.5 million remained available for sale under the Shelf Registration Statement.

On February 28, 2025, the Company entered into the “Loan Agreement”) with Avenue Venture Opportunities Fund II, L.P. and Avenue Capital Management II, L.P., as administrative agent and collateral agent, for growth capital loans in an aggregate principal amount of up to $32,500,000, with (i) $10,000,000 funded on the Closing Date (“Tranche 1”), (ii) up to $7,500,000 to be made available to the Company between September 1, 2025 and March 31, 2026, subject to, among other things, the Company’s achievement of certain milestones with respect to certain of its ongoing clinical trials (“Tranche 2”) and (iii) up to $15,000,000 to be made available to the Company between October 1, 2025 and March 31, 2026, subject to, among other things, (a) the Company’s achievement of additional milestones with respect to certain of its ongoing clinical trials and (b) the mutual written agreement of the Company and the Lender (upon its investment committee approval). The Company will make interest only payments until the 18 month anniversary of the Closing Date, subject to a 6-month extension upon the Company’s achievement of certain milestones with respect to certain of its ongoing clinical trials and funding of the full amount under Tranche 2. The Loan bears interest at an annual rate equal to the greater of (a) the sum of 5.00% plus the prime rate as reported in The Wall Street Journal and (b) 12.75%. The Loan is secured by a lien upon and security interest in all of the Company’s assets, including intellectual property, subject to agreed exceptions. The maturity date of the Loan is September 1, 2028 (the “Maturity Date”).

Our operations through December 31, 2024, have been funded primarily by aggregate net proceeds of $178.7 million from the issuance of convertible preferred stock, convertible notes, common stock and the Merger. Since inception, we have had significant operating losses, except for the three month period ending March 31, 2024. Our net loss for the year ended December 31, 2024 was $13.7 million and consisted of total operating expenses of $24.2 million offset by a gain from the fair value adjustment to our warrant liability of $9.5 million and interest income of $1.0 million. For the year ended December 31, 2023, our net loss was $34.4 million consisting of $38.1 million of operating expenses (including $10.5 million in one-time charges related to the acceleration of vesting of the Graybug stock awards at the date of the Merger and $5.7 million of one-time severance charges as a result of the Merger). As of December 31, 2024, we had an accumulated deficit of $159.8 million and $18.7 million in cash, cash equivalents and short-term investments. During the year ended December 31, 2024, cash used in operations was $21.1 million, primarily due to cash outlays for operations. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(21,146)	$(25,730)
Investing activities	(4,423)	8,884
Financing activities	27,974	20,900
Net increase in cash and cash equivalents	$2,405	$4,054

Net Cash Used in Operating Activities

Cash used in operating activities of $21.1 million during the year ended December 31, 2024 was attributable to our net loss of $13.7 million, non-cash items of $7.0 million and a net change in our operating assets and liabilities of $0.5 million. Non-cash items consisted primarily of $9.5 million due to a change in our warrant liability as a result of the 2024 Private Placement and accretion on our short-term investments of $0.6 million offset by $2.3 million of stock based compensation and $0.8 million of transaction costs allocated to warrants as a result of the 2024 Private Placement.

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

Net Cash Provided by (Used in) Investing Activities

Investing activities of $4.4 million for the year ended December 31, 2024 consisted of the purchase of short-term investments of $29.0 million offset by the maturing of short-term investments of $24.6 million.

Investing activities of $8.9 million for the year ended December 31, 2023 consisted of the maturing of short-term investments of $15.1 million, offset by the purchase of short-term investments of $6.1 million and purchases of property and equipment of $0.1 million.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2024 was $28.0 million comprised of the sale and issuance of common stock of $27.9 million in the 2024 Private Placement and 2024 Follow-On offerings and $0.1 million in the ATM Facility and exercise of stock options.

Cash provided by financing activities for the year ended December 31, 2023 was $20.9 million comprised of net cash acquired as a result of the Merger of $14.9 million, the sale and issuance of common stock of $10.3 million in a private placement immediately prior to the Merger and $0.2 million in the ATM Facility, offset by transaction costs of $4.5 million.

Material Cash Requirements

Our material cash requirements from known contractual obligations consisted primarily of our lease obligation. We lease office and laboratory space in La Jolla, California with monthly rent expense of approximately $10,000 pursuant to a 12 month lease agreement that commenced in January 2024 and was amended and renewed in December 2024 for an additional 12 month term with monthly rent expense of approximately $10,500. Over the next 12 months, the Company expects cash requirements for our lease obligation to be approximately $126,000.

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

Critical Accounting Estimates

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

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering (i.e. December 31, 2025), (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in

Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 9B. Other Information.

Notice of 2025 Annual Meeting Date and Related Deadlines

As of the date of this Annual Report, we intend to hold our 2025 annual meeting of stockholders (the “2025 Annual Meeting”) on or about June 24, 2025. This date is more than 30 days before the one-year anniversary of our 2024 annual meeting of stockholders (the “2024 Annual Meeting”), which was held on August 27, 2024.

Our bylaws provide that for stockholder nominations to our board of directors or other proposals to be considered at an annual meeting of stockholders, the stockholder must give timely notice thereof in writing to the Corporate Secretary at CalciMedica, Inc., 505 Coast Boulevard South, Suite 307, La Jolla, CA 92037.

Because the date of the 2025 Annual Meeting is more than 30 days before the one-year anniversary of the date of our 2024 Annual Meeting, for the stockholder notice to be timely, it must be delivered to the Corporate Secretary at our principal executive offices not earlier than 5:00 p.m. Eastern Time on the 105th day prior to the date of the 2025 Annual Meeting, March 11, 2025, and not later than 5:00 p.m. Eastern Time on the later of (1) the 90th day prior to the 2025 Annual Meeting or (2) the close of business on the tenth day following the day on which public announcement of the date of such meeting is first made by us, April 7, 2025. A stockholder’s notice to the Corporate Secretary must set forth as to each matter the stockholder proposes to bring before the 2025 Annual Meeting the information required by applicable law and our bylaws.

In addition, stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act and intended to be presented at our 2025 Annual Meeting must be received by us a reasonable time before we mail our proxy materials for the 2025 Annual Meeting. We have determined that March 18, 2025, which is the date disclosed our definitive proxy statement on Schedule 14A for our 2024 Annual Meeting, remains a reasonable time before we expect to mail our proxy materials for the 2025 Annual Meeting, and that any stockholder proposals must be received on or before the close of business on that date in order to be considered for inclusion in our proxy materials for the 2025 Annual Meeting. A stockholder’s notice to the Corporate Secretary must set forth as to each matter the stockholder proposes to bring before the 2025 Annual Meeting, the information required by applicable law and our bylaws.

In addition, stockholders who intend to solicit proxies in support of director nominees other than our nominees must provide in their notice any additional information required by Rule 14a-19(b) under the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by Item 10 and not set forth below will be set forth in the sections or subsections titled Proposal No. 1 Election of Class I Directors, Delinquent Section 16(A) Reports, Board of Directors and Committees of the Board of Directors and Executive Officers contained in our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC not later than April 30, 2025 (the “Proxy Statement”) pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be set forth in the sections or subsections titled Security Ownership of Certain Beneficial Owners and Management and Equity Incentive Plan Compensation contained in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be set forth in the sections or subsections titled Certain Relationships and Related-Party Transactions and Director Independence contained in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be set forth in the section titled Proposal No. 2 Ratification of Independent Registered Public Accounting Firm contained in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Documents filed as a part of the report:
(1)
Financial Statements. The following financial statements of CalciMedica, Inc., together with the report of Moss Adams LLP and Ernst & Young LLP, independent registered public accounting firms, required to be filed pursuant to Part II, Item 8 of this Annual Report are included on the following pages:

(2) Financial Statement Schedules. None

(3) List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

2.1‡	Agreement and Plan of Merger and Reorganization, dated as of November 21, 2022, by and among Graybug Vision, Inc., Camaro Merger Sub, Inc. and CalciMedica, Inc., as amended by the First Amendment, dated February 10, 2023	8-K	001-39538	March 22, 2023	2.1

3.1	Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-39538	March 22, 2023	3.1

3.2	Certificate of Amendment, dated March 20, 2023 to Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-39538	March 22, 2023	3.2

3.3	Restated Bylaws of the registrant.	10-Q	001-39538	November 12, 2020	3.2

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Description of Registrant’s Common Stock	10-K	001-39538	March 28, 2024	4.2

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
4.3	Form of Common Stock Certificate	S-1/A	333-248611	September 21, 2020	4.1

4.4	Form of Registration Rights Agreement, dated November 21, 2022, by and among CalciMedica, Inc. and the several purchasers signatory thereto.	8-K	001-39538	March 22, 2023	4.1

4.5	Form of Registration Rights Agreement by and among CalciMedica, Inc. and the persons party thereto.	8-K	001-39538	January 24, 2024	10.2

4.6	Warrant to Purchase Common Stock, dated December 11, 2019, by and between the Registrant and SG DAN Equity Holdings, LLC.	S-1	333-248611	September 4, 2020	4.3

4.7	Form of Warrant to Purchase Shares of Series D Convertible Preferred Stock of CalciMedica, Inc.	8-K	001-39538	March 22, 2023	4.2

4.8	Warrant to Purchase Common Stock dated as of November 9, 2020, issued by CalciMedica, Inc. to SG Dan Equity Holdings, LLC.	8-K	001-39538	March 22, 2023	4.3

4.9	Warrant to Purchase Common Stock, dated as of October 18, 2022, issued by CalciMedica, Inc. to SG Dan Equity Holdings, LLC.	8-K	001-39538	March 22, 2023	4.4

4.10	Warrant to Purchase Common Stock, dated as of October 18, 2022, issued by CalciMedica, Inc. to Eric Roberts.	8-K	001-39538	March 22, 2023	4.5

4.11	Warrant to Purchase Common Stock, dated as of October 25,2022, issued by CalciMedica, Inc. to Fred Middleton.	8-K	001-39538	March 22, 2023	4.6

4.12	Form of Warrant to Purchase Shares of Series B Convertible Preferred Stock of CalciMedica, Inc.	S-3	333-271115	April 4, 2023	4.9

4.13	Form of Tranche B Common Warrant.	8-K	001-39538	January 24, 2024	4.2

4.14	Form of Pre-Funded Warrant.	8-K	001-39538	January 24, 2024	4.3

4.15	Form of Placement Agent Warrant.	8-K	001-39538	January 24, 2024	4.4

10.1+	Offer Letter between CalciMedica, Inc. and A. Rachel Leheny, Ph.D., dated May 20, 2020.	8-K	001-39538	March 22, 2023	10.1

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
10.2+	Offer Letter between CalciMedica, Inc. and Eric Roberts, dated May 20, 2020.	8-K	001-39538	March 22, 2023	10.2

10.3+	Offer Letter between CalciMedica, Inc. and Sudarshan Hebbar, M.D., dated August 24, 2015, as amended.					X

10.4+	Offer Letter between CalciMedica, Inc. and Michael Dunn, dated August 29, 2014, as amended.					X

10.5+	Offer Letter between CalciMedica, Inc. and Kenneth A. Stauderman, Ph.D., dated August 29, 2014, as amended.					X

10.6+	Offer Letter between CalciMedica, Inc. and Stephen Bardin, MBA, dated November 7, 2024.					X

10.7+	Consulting Agreement, dated as of October 26, 2020, by and between the CalciMedica, Inc. and Danforth Advisors, LLC.	8-K	001-39538	March 22, 2023	10.11

10.8+	CalciMedica, Inc. 2023 Equity Incentive Plan.	8-K	001-39538	August 27, 2024	10.1

10.10+	Forms of Option Grant Notice and Option Agreement under CalciMedica, Inc. 2023 Equity Incentive Plan.	8-K	001-39538	March 22, 2023	10.7

10.11+	Forms of Restricted Stock Unit Grant Notice and Unit Award Agreement under CalciMedica, Inc. 2023 Equity Incentive Plan.	8-K	001-39538	March 22, 2023	10.8

10.12+	CalciMedica, Inc. 2023 Employee Stock Purchase Plan.	8-K	001-39538	March 22, 2023	10.9

10.13+	CalciMedica, Inc. 2006 Stock Plan and Form of Stock Option Agreement thereunder.	8-K	001-39538	March 22, 2023	10.10

10.14+	2020 Equity Incentive Plan and forms of award agreements.	S-1/A	333-248611	September 21, 2020	10.3

10.15+	2020 Employee Stock Purchase Plan and forms of award agreements.	S-1/A	333-248611	September 21, 2020	10.4

10.16+	Form of Amendment to Stock Option Award Agreement, dated March 20, 2023, by and between Graybug Vision, Inc. and the Holder party thereto	8-K	001-39538	March 22, 2023	10.12

10.17+	Form of Amendment to Restricted Stock Unit Award Agreement, dated March 20, 2023, by	8-K	001-39538	March 22, 2023	10.13

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
	and between Graybug Vision, Inc. and the Holder party thereto

10.18+	2015 Stock Incentive Plan, as amended, and forms of award agreements thereunder.	S-1	333-248611	September 4, 2020	10.2

10.19+	Form of Indemnification Agreement.	S-1	333-248611	September 4, 2020	10.1

10.20+	Non-Employee Director Compensation Policy.					X

10.21+	Change in Control and Severance Policy.	S-1	333-248611	September 4, 2020	10.11

10.22	At the Market Offering Agreement, dated as of August 11, 2023, by and between CalciMedica, Inc. and H.C. Wainwright & Co., LLC	S-3	333-273949	August 11, 2023	1.2

10.23	Securities Purchase Agreement, dated January 19, 2024, by and among CalciMedica, Inc. and the persons party thereto (Corrected)	8-K/A	001-39538	January 24, 2024	10.1*

10.24	Underwriting Agreement, dated October 30, 2024, by and between CalciMedica, Inc. and JonesTrading Institutional Services LLC.	8-K	001-39538	October 31, 2024	1.1

10.25	Warrant to Purchase Shares of Stock of CalciMedica, Inc. dated February 28, 2025, by and between CalciMedica, Inc. and Avenue Venture Opportunities Fund II, LP.	8-K	001-39538	March 5, 2025	4.1

10.26	Loan and Security Agreement dated February 28, 2025, by and among CalciMedica, Inc., Avenue Capital Management II, L.P., and Avenue Venture Opportunities Fund II, L.P.	8-K	001-39538	March 5, 2025	10.1

10.27	Supplement to the Loan and Security Agreement dated February 28, 2025, by and among CalciMedica, Inc., Avenue Capital Management II, L.P., and Avenue Venture Opportunities Fund II, L.P.	8-K	001-39538	March 5, 2025	10.2

16.1	Letter from Ernst & Young LLP to the SEC dated April 10, 2024.	8-K	001-39538	April 10, 2024	16.1

19.1	CalciMedica, Inc. Insider Trading Policy, amended April 2023.					X

23.1	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP.					X

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
23.2	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	CalciMedica, Inc. Incentive Compensation Recoupment Policy	10-K	001-39538	March 28, 2024	97.1

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

CALCIMEDICA, INC.

Date: March 27, 2025	By:	/s/ A. Rachel Leheny
A. Rachel Leheny, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: March 27, 2025	By:	/s/ Stephen Bardin
Stephen Bardin, MBA
Chief Financial Officer (Principal Accounting and Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints A. Rachel Leheny, Ph.D. and Stephen Bardin, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ A. Rachel Leheny	Chief Executive Officer and Director	March 27, 2025
A. Rachel Leheny, Ph.D.	(Principle Executive Officer)

/s/ Stephen Bardin	Chief Financial Officer	March 27, 2025
Stephen Bardin, MBA	(Principal Accounting and Financial Officer)

/s/ Robert N. Wilson	Chairman	March 27, 2025
Robert N. Wilson

/s/ Alan Glicklich	Director	March 27, 2025
Alan Glicklich, M.D., MBA

/s/ Frederic Guerard	Director	March 27, 2025
Frederic Guerard, Pharm.D.

/s/ Fred Middleton	Director	March 27, 2025
Fred Middleton, MBA

/s/ Eric W. Roberts	Director	March 27, 2025
Eric W. Roberts

/s/ Allan Shaw	Director	March 27, 2025
Allan Shaw

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

CalciMedica, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CalciMedica, Inc. (and subsidiaries)(the Company) as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP

San Diego, California

March 27, 2025

We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CalciMedica, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CalciMedica, Inc. (the Company) as of December 31, 2023, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company's auditor from 2008 to 2024.

San Diego, California

March 28, 2024

except for the Segment Information section of Note 2, as to which the date is

March 27, 2025

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CALCIMEDICA, INC.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	December 31, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	$7,935	$5,530
Short-term investments	10,734	5,708
Prepaid clinical trial expenses	748	71
Other prepaid expenses and current assets	248	296
Total current assets	19,665	11,605
Property and equipment, net	119	167
Other assets	10	413
Total assets	$19,794	$12,185
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,998	$1,419
Accrued clinical trial costs	820	1,141
Accrued expenses	866	1,468
Total current liabilities	3,684	4,028
Long-term liabilities
Warrant liability	1,700	—
Total liabilities	5,384	4,028
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2024 and December 31, 2023, respectively; no shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at December 31, 2024 and December 31, 2023; 13,481,917 and 5,754,505 issued and outstanding at December 31, 2024 and December 31, 2023, respectively	4	1
Additional paid-in capital	174,166	154,218
Accumulated deficit	(159,764)	(146,064)
Accumulated other comprehensive income	4	2
Total stockholders’ equity	14,410	8,157
Total liabilities and stockholders’ equity	$19,794	$12,185

The accompanying notes are an integral part of these consolidated financial statements.

CALCIMEDICA, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$14,478	$15,859
General and administrative	9,726	22,216
Total operating expenses	24,204	38,075
Loss from operations	(24,204)	(38,075)
Other income
Change in fair value of financial instruments	9,490	3,168
Other income	1,014	550
Total other income	10,504	3,718
Net loss	$(13,700)	$(34,357)
Net loss per share - basic and diluted	$(1.22)	$(7.66)
Weighted-average number of shares outstanding used in computing net loss per share—basic and diluted	11,245,915	4,486,258

The accompanying notes are an integral part of these consolidated financial statements.

CALCIMEDICA, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2024	2023
Net loss	$(13,700)	$(34,357)
Unrealized gain on available-for-sale securities, net of tax	2	2
Comprehensive loss	$(13,698)	$(34,355)

The accompanying notes are an integral part of these consolidated financial statements.

CALCIMEDICA, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Gain	Equity
Balance—December 31, 2023	5,754,505	$1	$154,218	$(146,064)	$2	$8,157
Stock-based compensation expense	—	—	2,313	—	—	2,313
Issuance of common shares from private placement (net of issuance costs)	4,985,610	2	7,903	—	—	7,905
Issuance of warrants in connection with the private placement	—	—	660	—	—	660
Issuance of common shares from underwritten public offering (net of issuance costs)	2,720,000	1	9,003	—	—	9,004
Issuance of common stock from at-the-market offering (net of issuance costs)	8,950	—	49	—	—	49
Issuance of common stock from exercise of stock options	12,852	—	20	—	—	20
Unrealized gain on investments	—	—	—	—	2	2
Net loss	—	—	—	(13,700)	—	(13,700)
Balance—December 31, 2024	13,481,917	$4	$174,166	$(159,764)	$4	$14,410

The accompanying notes are an integral part of these consolidated financial statements.

CALCIMEDICA, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Gain	Equity/(Deficit)
Balance—December 31, 2022	84,820,880	$62,071	84,165	$1	$40,402	$(111,707)	$-	$(71,304)
Stock-based compensation expense	—	—	—	—	12,039	—	—	12,039
Conversion of preferred stock to common stock as a result of Merger	(84,820,880)	(62,071)	2,442,852	—	62,071	—	—	62,071
Issuance of common stock to Graybug stockholders as a result of Merger and reset to par of $0.0001	—	—	1,571,433		29,218	—	—	29,218
Issuance of common shares from private placement (net of issuance costs)	—	—	596,363	—	10,340	—	—	10,340
Conversion of promissory notes into common stock	—	—	590,031	—	3,245	—	—	3,245
Conversion of Series C-2 warrants into common stock	—	—	80,254	—	442	—	—	442
Conversion of promissory note warrants into common stock	—	—	152,875	—	841	—	—	841
Merger transaction costs	—	—	—	—	(4,545)	—	—	(4,545)
Restricted stock units net settlement	—	—	143,960	—	(297)	—	—	(297)
Reclassification of warrant liability to equity	—	—	—	—	216	—	—	216
Issuance of common stock from at-the-market offering (net of issuance costs)	—	—	92,572	—	246	—	—	246
Unrealized gain on investments	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	(34,357)	—	(34,357)
Balance—December 31, 2023	—	$—	5,754,505	$1	$154,218	$(146,064)	$2	$8,157

The accompanying notes are an integral part of these consolidated financial statements.

CALCIMEDICA, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Operating activities:
Net loss	$(13,700)	$(34,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,313	12,039
Depreciation	58	58
Change in the fair value of warrant liability	(9,490)	(1,146)
Change in the fair value of convertible promissory notes	-	(2,022)
Transaction costs associated with warrants	776	—
Non-cash interest expense	-	110
Accretion of discount on short-term investment	(608)	(145)
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(228)	2,997
Accounts payable	601	(1,427)
Accrued expenses and other liabilities	(868)	(1,837)
Net cash used in operating activities	(21,146)	(25,730)
Investing activities:
Purchase of investments	(29,002)	(6,118)
Maturity of investments	24,587	15,080
Purchases of property and equipment	(8)	(78)
Net cash provided by (used in) investing activities	(4,423)	8,884
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	27,905	10,340
Acquisition of stock of Graybug, net of cash	—	14,859
Proceeds from exercise of stock options	20	—
Merger transaction costs	—	(4,545)
Proceeds from issuance of common stock from ATM Facility, net of issuance costs	49	246
Net cash provided by financing activities	27,974	20,900
Net increase in cash and cash equivalents	2,405	4,054
Cash and cash equivalents at beginning of period	5,530	1,476
Cash and cash equivalents at end of period	$7,935	$5,530
Supplemental cash flow information:
Conversion of Series A, B, C-1, C-2 and D convertible preferred stock to common stock	$—	$62,071
Issuance of common stock to Graybug stockholders as a result of the Merger	$—	$29,218
Short-term investments assumed in the Merger	$—	$9,776
Prepaid expenses and other current assets assumed in the Merger	$—	$2,096
Accounts payable and accrued liabilities assumed in the Merger	$—	$2,258
Conversion of C-2 warrants to common stock	$—	$442
Conversion of convertible promissory notes to common stock	$—	$3,245
Conversion of convertible promissory note warrants to common stock	$—	$841
Financing costs included in accounts payable and accrued expenses	$78	$45
Restricted stock units net settlement	$—	$297
Reclassification of warrant liability to equity	$—	$216

The accompanying notes are an integral part of these consolidated financial statements.

CALCIMEDICA, INC.

Notes to Consolidated Financial Statements

1. Nature of Business

Description of Business

CalciMedica, Inc. (“CalciMedica” or the “Company”) (f/k/a Graybug Vision, Inc.) was incorporated in the state of Delaware in February 2015, following the conversion of Graybug, LLC, which was organized in May 2011, and has its principal operations in La Jolla, California. The Company is a clinical-stage biopharmaceutical company focused on developing therapeutics that treat serious illnesses driven by inflammatory processes and direct cellular damage. The Company had a wholly owned subsidiary, CalciMedica Subsidiary, Inc., incorporated in Delaware in October 2006, which survived the Merger as more fully described below. The CalciMedica Subsidiary entity was dissolved and combined with the Company as of December 31, 2024.

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

Liquidity

The Company has experienced net losses and negative cash flows from operating activities since its inception. The Company has an accumulated deficit of $159.8 million as of December 31, 2024, and a net loss of $13.7 million for the year ended December 31, 2024. Total operating expenses for the year ended December 31, 2024 were $24.2 million. Substantially all of the Company’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.

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

From inception to December 31, 2024, the Company has completed financings from the sale of preferred stock, warrants and common stock for total net proceeds of $140.7 million, including the 204 Private Placement and 2024 Follow-On described below, and has issued convertible debt for net proceeds of $8.6 million. In connection with the Merger, the Company received approximately $29.4 million of cash, cash equivalents and short-term investments. As of December 31, 2024, the Company had cash, cash equivalents and short-term investments of approximately $18.7 million. The Company closed the 2024 Private Placement (as defined in Note 7 below) on January 23, 2024 and the second closing of this private placement occurred on February 5, 2024. Gross proceeds from the transaction were $20.4 million with net proceeds of approximately $19.0 million after deducting $1.4 million in commissions and other transaction expenses. The Company closed a confidentially marketed public offering (the “2024 Follow On”) in October 2024 of the Company’s common stock for gross proceeds of $10.2 million and transaction costs of $0.9 million resulting in net proceeds of $9.3 million. On February 28, 2025, the Company entered into the (“Loan Agreement”) with Avenue Venture Opportunities Fund II, L.P. and Avenue Capital Management II, L.P. for an initial $10.0 million of gross proceeds (see Note 13).

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

Based on the Company’s current operating plans, management believes its cash, cash equivalents, short-term investments and additional financing in February 2025, will be sufficient to fund its operations for the period of at least one year following the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”), of the Financial Accounting Standards Board (“FASB”). The consolidated financial statements include the accounts of the Company for the year ended December 31, 2024 and the Company and CalciMedica Subsidiary, Inc. for the year ended December 31, 2023. All intercompany accounts and transactions have been eliminated in consolidation.

Since Private CalciMedica was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the consolidated financial statements were prepared on a stand-alone basis for Private CalciMedica and did not include the combined entities activity or financial position. Subsequent to the Merger, the consolidated financial statements as of and for the year ended December 31, 2024 include Graybug’s activity from March 21, 2023 through December 31, 2024, and assets and liabilities at their acquisition date fair value. Historical share and per share figures of Private CalciMedica have been retroactively restated based on the merger exchange ratio of 0.0288.

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

The Company operates as one operating segment focused on developing and commercializing innovative therapeutics primarily in the U.S. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

The determination of a single business segment is consistent with the consolidated financial information regularly reviewed by the chief executive officer, who is the Company's CODM, in assessing segment performance and deciding how to allocate resources on a consolidated basis.

The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using income from operations. Net loss is also a measure that is considered in monitoring budget versus actual results. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

The following table presents information about reported segment loss and significant segment expenses for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Segment research and development (a) (b)	$(13,607)	$(13,380)
Segment general and administrative (b)	(8,226)	(12,598)
Stock-based compensation (see Note 8)	(2,313)	(12,039)
Depreciation expense (see Note 2)	(58)	(58)
Operating loss	$(24,204)	$(38,075)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated operating loss	$(24,204)	$(38,075)
a)
Stock-based compensation expense of $840,000 and $2,449,000, related to research and development and $1,473,000 and $9,590,000, related to general and administration have been excluded for the years ended December 31, 2024 and 2023, respectively.
b)
Depreciation expense of $31,000 and $29,000, related to research and development and $28,000 and $28,000, related general and administration have been excluded for the years ended December 31, 2024 and 2023, respectively.

Fair Value Option

As permitted under ASC 825, Financial Instruments, the Company has elected the fair value option to account for its convertible promissory notes due to certain embedded features within the notes. The Company recognizes the convertible promissory notes at fair value with changes in fair value recognized in the consolidated statements of operations located on the change in fair value of financial instruments line item. Changes in fair value as a result of the Company’s own credit risk is reflected in other income in the consolidated statements of operations. As a result of applying the fair value option, direct costs and fees related to the convertible promissory notes were expensed as incurred and not deferred.

Leases

The Company leases office space with an original lease term of twelve months and does not have a right-of-use asset or lease liability recorded. The Company's policy is not to record leases with an original term of twelve months or less on the consolidated balance sheets. The Company recognizes lease expense for this short-term lease on a straight-line basis over the term of the lease. The lease is accounted for under ASC 842, Leases, and has been classified as an operating lease. Rent expense recognized for the years ended December 31, 2024 and 2023 was $121,000 and $274,000, respectively.

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

Deferred Offering Costs

The Company capitalizes costs that are directly associated with equity financings until such financings are consummated, at which time such costs are recorded against the gross proceeds of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations and comprehensive loss. As of December 31, 2024, the Company had deferred costs associated with its ATM Facility (as defined in Note 7) and expensed these costs in the Company’s consolidated statement of operations.

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

As a result of the 2024 Private Placement, certain warrants to purchase common stock were deemed freestanding warrants and are reflected in the Company’s balance sheet as a liability as of and for the period ending December 31, 2024.

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee stock options recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model (“Black-Scholes”). Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. Equity-based compensation expense is classified in the statements of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified. The fair value of each stock option grant is estimated on the date of grant using Black Scholes. The following summarizes the inputs used:

Fair Value of Common Stock

The Company uses the closing stock price the day prior to the grant date for the fair value.

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

Beginning in November 2020, Private CalciMedica has paid consulting fees monthly to a consulting firm affiliated with the Company’s interim chief financial officer in connection with its consulting agreement. CalciMedica recorded expense of $289,000 and $521,000 during years ended December 31, 2024 and 2023, respectively.

In May 2024, the Company granted a warrant to purchase 10,000 shares of common stock to a consulting firm affiliated with the Company’s interim chief financial officer. The Company recorded expense of $13,000 to general and administrative expense for the year ended December 31, 2024.

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU provides guidance that simplified the accounting for certain financial instruments with characteristics of liabilities and equity. The new guidance reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments intended to improve the information provided to users. The guidance also amended the derivative guidance for the “own stock” scope exception, which exempts qualifying instruments from being accounted for as derivatives if certain criteria are met. Finally, the standard changed the way certain convertible instruments are treated when calculating earnings per share. This guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU as of January 1, 2024, which did not have a material impact on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The Company adopted the new accounting standard retrospectively for the fiscal year 2024. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements related disclosures, however, we have added additional footnote disclosure as part of the adoption.

In December 2023, the FASB issued final guidance in ASU No. 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures requiring entities to provide additional information in the rate reconciliation and disclosures about income taxes paid. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. The Company has adopted this ASU No. 2023-09 effective December 31, 2024.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) which requires public entities to disclose in the notes to financial statements, of additional specified information about certain costs and expenses. For public business entities, the guidance is effective for annual periods beginning after December 15, 2026 and interim periods after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact that this guidance will have on the consolidated financial statements.

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

As part of the reverse recapitalization, Private CalciMedica received $29.4 million of cash, cash equivalents and short-term investments, net of transaction costs. Private CalciMedica also obtained prepaid and other current assets of approximately $2.1 million and assumed payables and accrued expenses of approximately $2.3 million. Private CalciMedica also incurred transaction costs of approximately $4.6 million, which is recorded as a reduction to additional paid-in capital in the accompanying consolidated statement of convertible preferred stock and stockholders' equity (deficit). The Company also recorded one-time charges of $10.5 million for the acceleration of the Graybug stock awards and $5.7 million in severance charges that are recorded in the consolidated statements of operations and comprehensive loss for the for the year ended December 31, 2023.

On March 17, 2023, in connection with the transactions contemplated by the Merger Agreement and following a special meeting of Graybug’s stockholders, Graybug filed an Amended and Restated Certificate of Incorporation effecting a reverse stock split of Graybug’s common stock, par value $0.0001 per share, at a ratio of 14:1.

4. Fair Value Measurements

The Company's assets and liabilities which are measured at fair value include short-term investments and warrants for common stock. The Warrants for preferred stock (“Preferred Warrants”) and warrants for common stock related to the convertible promissory notes (“Convertible Promissory Note Warrants”) were all accounted for at fair value prior to the Merger (see Note 7 -

Convertible Preferred Stock, Common Stock and Stockholders’ Equity). All assets and liabilities recorded at fair value are revalued at each measurement period.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$6,117	$—	$—	$6,117
Commercial paper	—	746	—	746
U.S. Treasury bills	—	749	—	749
Total cash equivalents	6,117	1,495	—	7,612
Short-term investments:
Commercial paper	—	6,573	—	6,573
U.S. Treasury bills	—	3,227	—	3,227
U.S. Government sponsored entities - mortgage backed securities	—	934	—	934
Total short-term investments	—	10,734	—	10,734
Total assets measured at fair value	$6,117	$12,229	$—	$18,346

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$3,634	$—	$—	$3,634
Commercial paper	—	1,738	—	1,738
Total cash equivalents	3,634	1,738	—	5,372
Short-term investments:
Commercial paper	—	5,213	—	5,213
U.S. Government sponsored entities - mortgage-backed securities	—	495	—	495
Total short-term investments	—	5,708	—	5,708
Total assets measured at fair value	$3,634	$7,446	$—	$11,080

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

During the year ended December 31, 2024, there were no transfers between Level 1, Level 2 and Level 3.

The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant Liability	$—	$—	$1,700	$1,700
Total liabilities measured at fair value	$—	$—	$1,700	$1,700

No fair value liabilities existed as of December 31, 2023.

The following provides a reconciliation for all liabilities measured at fair value using Level 3 inputs for the year ended December 31, 2024 (in thousands):

Warrant liability
Balance at December 31, 2023	$—
Initial Fair Value of Warrants	11,190
Forfeiture of warrants	(200)
Change in Fair Value of Preferred Warrants	(9,290)
Balance at December 31, 2024	$1,700

The following table presents information as to cost, unrealized gains and losses and fair value determination of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$6,117	$—	$—	$6,117
Commercial paper	746	—	—	746
U.S Treasury bills	749	—	—	749
Total cash equivalents	7,612	—	—	7,612
Short-term investments:
Commercial paper	6,571	2	—	6,573
U.S Treasury bills	3,225	2	—	3,227
U.S. Government sponsored entities - mortgage-backed securities	934	—	—	934
Total short-term investments	10,730	4	—	10,734
Total assets measured at fair value	$18,342	$4	$—	$18,346

As of December 31, 2024, the contractual maturities of all available-for-sale investments were less than 12 months. The Company periodically reviews the available-for-sale for other-than-temporary impairment loss. The Company had short-term investments in unrealized gain positions as of December 31, 2024.

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$3,634	$—	$—	$3,634
Commercial paper	1,738	—	—	1,738
Total cash equivalents	5,372	—	—	5,372
Short-term investments:
Commercial paper	5,211	2	—	5,213
U.S Government sponsored entities - mortgage backed securities	495	—	—	495
Total short-term investments	5,706	2	—	5,708
Total assets measured at fair value	$11,078	$2	$—	$11,080

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

Prior to the Merger, the Convertible Promissory Note Warrants were not deemed equity and were classified as a liability on the balance sheets. The Convertible Promissory Note Warrants were valued using a series of Monte Carlo simulations and Black-Scholes to determine the fair value, probability weighted for difference scenarios. The Monte Carlo simulations determined the liquidity event price. The Black-Scholes warrant value is discounted from the respective event date using the risk-free rate. The Black-Scholes valuation included standard assumptions such as exercise price, expected term, risk-free rate, volatility, and a dividend yield of zero. The Company estimated initial fair value of the Convertible Promissory Note Warrants utilizing the following range of assumptions for the difference scenarios: exercise price ($0.01), risk-free rate (3.02% - 4.20%), volatility (63% - 67%), and expected term (4.1 - 4.6 years). As of the date of the Merger, the Convertible Promissory Note Warrants which were converted into 152,871 shares of common stock were revalued, using the price of the common stock of Graybug of $5.50.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued payroll and other employee benefits	$531	$935
Accrued severance	—	89
Accrued professional fees	286	345
Accrued other	49	99
Total accrued expenses	$866	$1,468

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

On January 19, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors, in which the Company sold the following securities to the accredited investors in a private placement transaction (the “2024 Private Placement”): (i) an aggregate of 4,985,610 shares of common stock; (ii) to certain investors, in lieu of shares of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 306,506 shares of common stock and exercisable at any time; (iii) Tranche A Common Warrants (the “Tranche A Common Warrants”) to purchase an aggregate of up to 2,646,058 shares of common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of common stock issuable upon exercise of such Pre-Funded Warrants); and (iv) Tranche B Common Warrants (the “Tranche B Common Warrants” and together with the Tranche A Common Warrants, the “Common Warrants”) to purchase an aggregate of up to 2,646,058 shares of common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of common stock issuable upon exercise of such Pre-Funded Warrants). At date of issuance, the fair value of the common stock was $8.5 million using the relative fair value method and is included in equity at December 31, 2024.

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

The initial closing of the 2024 Private Placement occurred on January 23, 2024 and the second closing occurred on February 5, 2024. Gross proceeds from the transaction were $20.4 million with net proceeds of approximately $19.0 million after deducting $1.4 million in commissions and other transaction costs. The Tranche A Common Warrants expired unexercised on July 29, 2024.

Underwritten Public Offering

On November 1, 2024, the Company closed an underwritten public offering of 2,720,000 shares of its common stock at a price to the public of $3.75 per share (the “2024 Follow-On”). The gross proceeds from the offering, before deducting underwriting discounts and commissions and offering expenses, were $10.2 million. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 408,000 shares of its common stock at the public offering price, less underwriting discounts and commissions, which option expired unexercised.

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

The Shelf Registration Statement contains two prospectuses, a base prospectus and an at-the-market offering prospectus, as supplemented on March 29, 2024 (as supplemented, the “Original Prospectus Supplement”), that covered the offering, issuance and sale of up to $17.3 million of common stock pursuant to an at-the-market offering agreement (“ATM Agreement”) with H.C Wainwright & Co., LLC (“Wainwright”), acting as sales agent (“ATM Facility”).

On November 1, 2024, the Company closed the 2024 Follow-On and sold 2,720,000 shares of its common stock at a price to the public of $3.75 per share pursuant to the Shelf Registration Statement. The gross proceeds from the offering, before deducting underwriting discounts and commissions and offering expenses, were $10.2 million.

In connection with the 2024 Follow-on, on October 30, 2024, the Company suspended sales of common stock under the ATM Facility pursuant to the Original Prospectus Supplement, and until December 20, 2024, did not offer for sale any shares of common stock. The Company filed a prospectus supplement (the “Current Prospectus Supplement”) with the SEC on December 20, 2024 for an aggregate gross sales price of up to $4,450,000 of shares of common stock to be sold pursuant to the ATM Facility.

The Company intends to use the net proceeds from the ATM Facility for general corporate purposes, which may include research and development expenses, clinical trial expenses, capital expenditures and working capital. The ATM Facility will terminate upon the earlier of (i) the sale of all of the shares of our common stock provided for in the at the market offering prospectus or (ii) termination of the ATM Agreement as permitted therein. The ATM Agreement may be terminated at any time by either party upon written notice. During the year ended December 31, 2024, there were 8,950 shares sold under the ATM Facility. As of December 31, 2024, the Company has sold 101,522 shares of common stock for net proceeds of $319,000, after deducting $13,000 of commissions and settlement expenses paid under the ATM Facility and approximately $4.5 million remains available for sale under the ATM Facility. As of December 31, 2024, $89.5 million remains available for sale under the Shelf Registration Statement.

Preferred and Common Stock Warrants

The Company recognized a change in fair value of the Preferred Stock Warrants for each of the years ended December 31, 2024 and 2023 of $0 and $795,000, respectively. The change in fair value for the year ended December 31, 2023 was due to the conversion of Preferred Warrants to common stock warrants as part of the Merger.

In November 2020, Private CalciMedica granted a warrant to purchase 400,000 shares of common stock to a consulting firm affiliated with its former interim chief financial officer in connection with its consulting agreement. The warrant has a 10-year term, an exercise price of $0.19, and vests ratably over 24 months commencing on the effective date. At the date of issuance, the fair value of the warrant was determined to be $120,000, utilizing Black-Scholes with the following assumptions: expected term of ten years, risk-free rate of 0.96%, volatility of 80.0% and a dividend yield of zero, which has been recognized as general and administrative expense over the vesting period. In conjunction with the Merger, the warrant converted to 11,520 warrants of CalciMedica at an exercise price of $6.60.

In October 2022, Private CalciMedica granted warrants to certain officers and directors to purchase 496,970 shares of common stock. In conjunction with the Merger, the warrants converted to 14,313 warrants of CalciMedica at an exercise price of $10.42. The warrants have a 10-year term and vest ratably over 12 and 48 months. At the date of issuance, the fair value of the warrants collectively was $125,000 and was determined utilizing Black-Scholes and will be recognized as general and administrative expense over the vesting periods. Assumptions used in the valuation were as follows: expected term of ten years, risk free rate of 4.10%, volatility of 82% and a dividend yield of zero. The warrants are classified as equity, and the Company expensed $6,000 and $90,000 to general and administrative expense for the years ended December 31, 2024 and 2023, respectively.

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

The Tranche A Common Warrants had a strike price of $5.36 per share, were not deemed equity and were classified as a liability in the Company’s condensed consolidated balance sheets. At the date of issuance, the fair value of the Tranche A Common Warrants was $4.1 million utilizing Black-Scholes with the following assumptions: expected term of 0.94 years, risk-free interest rate of 4.9%, volatility of 100% and a dividend yield of zero. As of the balance sheet date of December 31, 2024, the value of the Tranche A Common Warrants was nil with the change in fair value of $4.1 million for the year ended December 31, 2024, respectively, being recorded in consolidated statements of operations in other income as the Tranche A Common Warrants expired unexercised on July 27, 2024.

The Tranche B Common Warrants have a strike price of $7.15 per share, are not deemed equity and are classified as a liability in the Company’s consolidated balance sheets. At the date of issuance, the fair value of the Tranche B Common Warrants was $7.1 million utilizing Black-Scholes with the following assumptions: expected term of 1.69 years, risk-free interest rate of 4.5%, volatility of 100% and a dividend yield of zero. As of the balance sheet date of December 31, 2024, the value of the Tranche B Common Warrants was $3.4 million, with the change in fair value of $0.3 million and $3.7 million for the years ended December 31, 2024 and 2023, respectively, being recorded in the condensed consolidated statements of operations in other income.

The Pre-Funded Warrants have a strike price of $0.0001 per share, are deemed equity and included in the equity section of the Company’s consolidated balance sheets. At date of issuance, the fair value of the Pre-Funded Warrants was $0.5 million using the relative fair value method and is included in stockholders’ equity at December 31, 2024.

The Placement Agent Warrants have a strike price of $0.0001 per share, are deemed equity and included in the equity section of the Company’s consolidated balance sheets. At date of issuance, the fair value of the Placement Agent Warrants was $0.1 million using the relative fair value method and is included in equity at December 31, 2024.

In May 2024, the Company granted a warrant to a consulting firm affiliated with its chief financial officer to purchase 10,000 shares of common stock. At the date of issuance, the fair value of the warrant was $20,000 and was determined utilizing Black-Scholes and will be recognized as general and administrative expense over the vesting periods. Assumptions used in the valuation were as follows: expected term of twelve months, risk free rate of 4.42%, volatility of 89% and a dividend yield of zero. The warrant is classified as equity, and the Company expensed $13,000 to general and administrative expense for the year ended December 31, 2024.

8. Stock-based Compensation

2023 Equity Incentive Plan

The Company adopted 2023 Equity Incentive Plan (the “2023 Plan”), which became effective at the closing of the Merger and replaced our 2020 Equity Incentive Plan (“2020 Plan”) on the effective date of the Merger. As of the effective date of the Merger, there were 1,000,000 shares of the Company’s common stock available for grant under the 2023 Plan. In addition, the share reserve is subject to annual increases each January 1 for the first ten years following approval of the 2023 Plan of up to 5% of shares of the Company’s common stock outstanding (or a lesser number determined by the Company’s board of directors). As of December 31, 2024, 228,475 options have been returned of which 223,743 (granted under the 2020 Plan) are unavailable for future grant. Effective January 1, 2024, the shares reserved for issuance under the 2023 Plan was increased by 287,725 shares. Effective March 28, 2024, the Board approved an increase of 1,500,000 shares reserved under the 2023 Plan. This increase was subsequently approved by the stockholders of the Company on August 27, 2024. As of December 31, 2024, 820,266 shares were available for grant under the 2023 Plan.

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

As of December 31, 2024, no shares have been issued under the 2023 ESPP.

The following table summarizes the stock option transactions for the 2023 Plans:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	1,739,270	$15.71	6.99	$76
Granted	1,326,500	4.12	9.47	4
Exercised	(12,852)	1.55	—	—
Cancelled	(228,475)	75.27	—	—
Outstanding at December 31, 2024	2,824,443	$5.51	8.15	$316
Vested and exercisable at December 31, 2024	1,350,852	$6.46	7.09	$210

There were 12,852 options exercised and 1,326,500 options granted during the year ended December 31, 2024. The weighted-average fair value of options granted during the years ended December 31, 2024 and 2023 was $4.14 and $2.34 per share, respectively. The total fair value of shares vested was $5.0 million and $11.9 million (which includes $10.5 million related to the acceleration of vesting of the Graybug stock awards at the date of the Merger) for the year ended December 31, 2024 and December 31, 2023, respectively.

As of December 31, 2024, stock-based compensation not yet recognized is $4.7 million, which the Company expects to recognize over an estimated weighted-average term of 2.8 years.

The following is the range of underlying assumptions in Black-Scholes to determine the fair value of the stock option grants for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Risk free interest rate	3.15%	3.50%-3.56%
Expected volatility	97%	75%-76%
Expected term (years)	6.01	6.25
Expected dividend yield	0%	0%

Restricted Stock Units (“RSU”)

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. The aggregate grant date fair value of RSUs vested during the year ended December 31, 2024 was nil.

The following table summarizes restricted stock unit activity for the CalciMedica Plans:

	Number of Restricted Stock Units	Weighted Average Exercise Price
Outstanding at December 31, 2023	—	$—
Granted	40,000	3.50
Exercised	—	—
Forfeited/Cancelled (expired)	—	—
Outstanding at December 31, 2024	40,000	$3.50
Vested and exercisable at December 31, 2024	—	$—

Stock-based Compensation Expense

Stock-based compensation expense recognized for options and restricted stock units granted was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$840	$2,449
General and administrative	1,473	9,590
Total stock-based compensation expense	$2,313	$12,039

The stock-based compensation expense for the year ended December 31, 2023, includes one-time charges for the acceleration of vesting of the Graybug stock options at the date of the Merger of $1.9 million and $8.6 million in research and development and general and administrative expenses, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at December 31, 2024:

December 31,
2024
Common stock warrants	3,352,621
Stock options issued and outstanding	2,824,443
Shares available for issuance under the 2023 Plan	807,414
Shares available under the 2023 ESPP	122,545
Total	7,107,023

9. Commitments and Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

The Company has historically entered into contracts in the normal course of business with contract development and manufacturing organizations, for the manufacturing process development and the preclinical/clinical supply manufacturing, and its vendors for preclinical research studies and other services or products for operating purposes. These contracts generally provide for termination on notice of 60 to 90 days. As of December 31, 2024, there are seven such contracts, with one CMO related to its development of Auxora and one acquired as a result of the Merger with approximately $1.3 million and $1.2 million of associated costs, respectively, still in effect for future services, and there were no unpaid cancellation or other related costs.

The Company may also, from time to time, become party or subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Some of these proceedings have involved, and may involve in the future, claims that are subject to substantial uncertainties and unascertainable damages.

Operating Lease Agreements

The Company has an operating lease for office space in La Jolla, California. In December 2024, an amendment was executed for a twelve month term as of January 1, 2025 and therefore qualifies for the short-term lease exception. Since the lease was amended and renewed in December 2024 for an additional twelve month term it therefore qualifies for the short-term lease exception. Base rent for this lease is approximately $10,500 monthly.

Rent expense for the years ended December 31, 2024 and 2023 was $121,000 and $274,000, respectively, which is included in operating expenses.

10. Employee Benefits

In January 2007, Private CalciMedica adopted a defined contribution 401(k) plan for substantially all employees. Contributions made by CalciMedica to the 401(k) plan were $0 and $78,000 for the years ended December 31, 2024 and 2023, respectively.

11. Income Taxes

The effective tax rate if the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows (in thousands):

	Year Ended December 31,
	2024	2023
Tax computed at federal statutory rate	$(2,877)	$(7,214)
State tax, net of federal tax benefit	611	1
Permanent differences	(166)	50
Warrant liability	(1,993)	(665)
Research and development tax credits, net of uncertain positions	(1,050)	(705)
Valuation allowance	5,475	8,534
Income tax expense	$—	$1

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. Significant components of deferred tax assets (liabilities) are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$62,407	$58,535
Intangible assets	10,356	9,865
Tax credit carry forwards	13,506	12,403
Stock compensation	2,026	1,700
Accrued compensation	180	93
Total deferred tax assets	88,475	82,596
Deferred tax liabilities
Fixed assets	(15)	(21)
Total deferred tax liabilities	(15)	(21)
Total net deferred tax assets	88,460	82,575
Less: valuation allowance	(88,460)	(82,575)
Net deferred taxes	$—	$—

The Company provided a full valuation allowance on the net deferred tax asset because management has determined that it is more-likely-than-not that the Company will not earn income sufficient to realize the deferred tax assets during the carryforward period. As of December 31, 2024, the Company has federal and state NOLs available of approximately $296.9 million and nil, respectively, to offset future taxable income, if any, for federal and state income tax purposes. The federal and state NOLs expire beginning in 2026. The Company has $194.7 million of post-2017 federal NOL carryforwards that carry forward indefinitely. In addition, under the Tax Act the amount of net operating losses generated in taxable periods beginning after December 31, 2017, that the Company is permitted to deduct in any taxable year is limited to 80% of taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. The Tax Act generally eliminates the ability to carry back any net operating loss to prior taxable years, while allowing post-2017 unused net operating losses to be carried forward indefinitely.

As of December 31, 2024, the Company has federal and state research and development credit carryforwards available of approximately $13.3 million and $3.1 million, respectively. Federal research and development carryforwards expire beginning in 2027. State research and development carryforwards do not expire.

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

The change in the Company’s unrecognized tax benefits is summarized as follows (in thousands):

Balance at December 31, 2022	$7,506
Increase related to current year tax positions	2,846
Additions for tax positions of prior years	21
Additions in connection with the reverse merger	847
Reduction for tax positions of prior years	(140)
Balance at December 31, 2023	$11,080
Increase related to current year tax positions	334
Additions for tax positions of prior years	68
Balance at December 31, 2024	$11,482

The Company accounts for uncertainty in income taxes in accordance with ASC 740 Income Taxes. Tax positions are evaluated in a two-step process, whereby the Company first determines whether it is more likely than not that a tax position will be sustained upon examination by the tax authority, including resolutions of any related appeals or litigation processes, based on technical merit. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold to be recognized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties and has not recognized interest and/ or penalties in the statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023. Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities or expiration of a statute of limitations barring an assessment for an issue.

As of December 31, 2024, and 2023, unrecognized tax benefits associated with uncertain tax positions was approximately $11.8 million and $9.1 million respectively. If recognized, this would affect the effective tax rate, subject to valuation allowance. As of December 31, 2024, the Company did not recognize any interest and penalties associated with unrecognized tax benefits. Due to net operating losses incurred, tax years from inception remain open to examination by the Federal and State taxing jurisdictions to which we are subject. The Company is not currently under Internal Revenue Services (IRS), state or local tax examination.

12. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(13,700)	$(34,357)
Denominator
Basic and diluted
Weighted-average common shares outstanding, basic and diluted	10,886,920	4,486,258
Weighted-average pre-funded warrants outstanding, basic and diluted	288,082	—
Weighted-average placement agent warrants outstanding, basic and diluted	70,913	—
Weighted-average number of shares used to calculate basic and diluted net loss per share	11,245,915	4,486,258

Net loss per share - basic and diluted	$(1.22)	$(7.66)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of December 31,
	2024	2023
Stock options to purchase common stock	2,824,443	1,739,747
Warrants to purchase common stock	2,970,368	276,437
Total	5,794,811	2,016,184

13. Subsequent Events

Loan Agreement

On February 28, 2025 (the “Closing Date”), the Company the Loan Agreement with Avenue Venture Opportunities Fund II, L.P. (“Lender”) and Avenue Capital Management II, L.P., as administrative agent and collateral agent, for growth capital loans in an aggregate principal amount of up to $32,500,000 (the “Loan”), with (i) $10,000,000 funded on the Closing Date (“Tranche 1”), (ii) up to $7,500,000 to be made available to the Company between September 1, 2025 and March 31, 2026, subject to, among other things, the Company’s achievement of certain milestones with respect to certain of its ongoing clinical trials (“Tranche 2”) and (iii) up to $15,000,000 to be made available to the Company between October 1, 2025 and March 31, 2026, subject to, among other things, (a) the Company’s achievement of additional milestones with respect to certain of its ongoing clinical trials and (b) the mutual written agreement of the Company and the Lender (upon its investment committee approval). The Company will make interest only payments until the 18 month anniversary of the Closing Date, subject to a 6-month extension upon the Company’s achievement of certain milestones with respect to certain of its ongoing clinical trials and funding of the full amount under Tranche 2. The Loan bears interest at an annual rate equal to the greater of (a) the sum of 5.00% plus the prime rate as reported in The Wall Street Journal and (b) 12.75%. The Loan is secured by a lien upon and security interest in all of the Company’s assets, including intellectual property, subject to agreed exceptions. The maturity date of the Loan is September 1, 2028 (the “Maturity Date”).

Warrant

In connection with the Loan, pursuant to the funding of Tranche 1 on the Closing Date, the Company issued to the Lender a warrant to purchase 641,163 shares of common stock of the Company (the “Warrant”) at an exercise price per share equal to $2.32 (the “Stock Purchase Price”). The Warrant is exercisable until February 28, 2030 (the “Expiration Date”) and upon a change of control, the Lender would be entitled to receive the shares of common stock underlying the Warrant without payment of the exercise price.