Form 10-Q
period 2025-03-31
CalciMedica, Inc.
filed 2025-05-14
CIK 1534133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the Registrant’s common stock outstanding as of May 6, 2025 was 13,971,990.

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
•
our expectations regarding the impact of global health pandemics, geopolitical conflicts and economic uncertainty, including tariffs and other trade measures, rising interest rates and inflation on our business and operations, including clinical trials, collaborators, contract research organizations (CROs) and employees;
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

i

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

•
Our business operations subjects us to disputes, claims and lawsuits, which may be costly and time-consuming and could materially and adversely impact our financial position and results of operations.
•
International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
•
The 2025 Loan and Security Agreement with Avenue Venture Opportunities Fund includes customary affirmative and negative covenants, as well as standard events of default, that could restrict our operating and financial flexibility.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CALCIMEDICA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(Unaudited)

	March 31, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$12,556	$7,935
Short-term investments	12,069	10,734
Prepaid clinical trial expenses	396	748
Other prepaid expenses and current assets	197	248
Total current assets	25,218	19,665
Property and equipment, net	118	119
Other assets	11	10
Total assets	$25,347	$19,794
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,016	$1,998
Accrued clinical trial costs	1,230	820
Accrued expenses	1,213	866
Total current liabilities	4,459	3,684
Long-term liabilities
Promissory note	8,600	—
Warrant liability	1,400	1,700
Total liabilities	14,459	5,384
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively; no shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively; 13,971,990 and 13,481,917, issued and outstanding at March 31, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	175,691	174,166
Accumulated deficit	(164,806)	(159,764)
Accumulated other comprehensive (loss) income	(1)	4
Total stockholders’ equity	10,888	14,410
Total liabilities and stockholders’ equity	$25,347	$19,794

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$4,224	$2,944
General and administrative	2,273	2,823
Total operating expenses	6,497	5,767
Loss from operations	(6,497)	(5,767)
Other income (expense)
Change in fair value of financial instruments	1,700	5,590
Interest income	202	307
Interest expense	(447)	—
Total other income	1,455	5,897
Net (loss) income	$(5,042)	$130

Earnings per share
Basic	$(0.36)	$0.01
Diluted	$(0.36)	$0.01

Shares used in computing earnings per share
Basic	14,121,569	9,754,517
Diluted	14,121,569	10,047,415

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(5,042)	$130
Unrealized loss on available-for-sale securities, net of tax	(5)	(19)
Comprehensive (loss) income	$(5,047)	$111

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance—December 31, 2024	13,481,917	$4	$174,166	$(159,764)	$4	$14,410
Stock-based compensation expense	—	—	549	—	—	549
Issuance of common shares from underwritten public offering (net of issuance costs)	—	—	8	—	—	8
Issuance of common stock from at-the-market offering (net of issuance costs)	490,073	—	968	—	—	968
Unrealized loss on investments	—	—	—	—	(5)	(5)
Net loss	—	—	—	(5,042)	—	(5,042)
Balance—March 31, 2025	13,971,990	$4	$175,691	$(164,806)	$(1)	$10,888

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance—December 31, 2023	5,754,505	$1	$154,218	$(146,064)	$2	$8,157
Stock-based compensation expense	—	—	414	—	—	414
Issuance of common shares from private placement (net of issuance costs)	4,985,610	2	7,903	—	—	7,905
Issuance of warrants in connection with the private placement	—	—	660	—	—	660
Unrealized loss on investments	—	—	—	—	(19)	(19)
Net income	—	—	—	130	—	130
Balance—March 31, 2024	10,740,115	$3	$163,195	$(145,934)	$(17)	$17,247

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net (loss) income	$(5,042)	$130
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	549	414
Depreciation	15	15
Change in the fair value of warrant liability	(1,377)	(5,590)
Change in the fair value of promissory note	(323)	—
Debt issuance costs	334	—
Transaction costs associated with warrants	—	776
Accretion of discount on short-term investments	(106)	(163)
Changes in operating assets and liabilities:
Prepaid expenses, other current and non-current assets	403	(537)
Accounts payable	(87)	129
Accrued expenses and other liabilities	756	111
Net cash used in operating activities	(4,878)	(4,715)
Investing activities:
Purchase of investments	(6,634)	(17,853)
Maturity of investments	5,400	4,750
Purchase of property and equipment	(9)	—
Net cash used in investing activities	(1,243)	(13,103)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	8	19,043
Proceeds from issuance of promissory note payable, net	9,766	—
Proceeds from issuance of common stock from ATM Facility, net of issuance costs	968	—
Net cash provided by financing activities	10,742	19,043
Net increase in cash and cash equivalents	4,621	1,225
Cash and cash equivalents at beginning of period	7,935	5,530
Cash and cash equivalents at end of period	$12,556	$6,755
Supplemental cash flow information:
Fixed asset purchases in accounts payable	$5	$—
Financing costs included in accounts payable and accrued expenses	$100	$64

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

Liquidity and Need for Additional Capital

The Company has experienced net losses and negative cash flows from operating activities since its inception. The Company has an accumulated deficit of $164.8 million as of March 31, 2025 and a net loss of $5.0 million for the three months ended March 31, 2025. Substantially all of the Company’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.

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

From inception to March 31, 2025, the Company has completed financings from the sale of preferred and common stock for total net proceeds of $141.7 million and has issued convertible promissory notes and promissory notes for net proceeds of $18.3 million. In connection with the Merger, the Company received approximately $29.4 million of cash, cash equivalents and short-term investments. At March 31, 2025, the Company had cash, cash equivalents and short-term investments of approximately $24.6 million. On February 28, 2025, the Company entered into the (“Loan Agreement”) with Avenue Venture Opportunities Fund II, L.P. and Avenue Capital Management II, L.P. for an initial $10.0 million of gross proceeds.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s condensed consolidated financial statements relate to accruals for research and development expenses, valuation of promissory notes, valuation of warrants and valuation of equity awards. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of readily available cash in checking accounts, money market funds, corporate debt securities and commercial paper. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Short-term Investments

The Company invests excess cash in commercial paper, U.S. treasury bills and U.S. government sponsored entities, such as mortgage-backed securities. These investments are included in short-term investments on the balance sheet, classified as available-for-sale and reported at fair value with unrealized gains and losses included in accumulated other comprehensive (loss) income. Realized gains and losses on the sale of these securities are recognized in net gain (loss) in other income (expense) in the condensed consolidated statements of operations.

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

The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using income from operations. Net loss is also a measure that is considered in monitoring budget versus actual results. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

The following table presents information about reported segment loss and significant segment expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Segment research and development (a) (b)	$(4,040)	$(2,765)
Segment general and administrative (a) (b)	(1,893)	(2,573)
Stock-based compensation (see Note 7)	(549)	(414)
Depreciation expense	(15)	(15)
Operating loss	$(6,497)	$(5,767)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated operating loss	$(6,497)	$(5,767)
a)
Stock-based compensation expense of $177,000 and $171,000 related to research and development and $372,000 and $243,000, related to general and administration have been excluded for the three months ended March 31, 2025 and 2024, respectively.
b)
Depreciation expense of $7,000 and $8,000 related to research and development and $8,000 and $7,000, related general and administration have been excluded for the three months ended March 31, 2025 and 2024, respectively.

Fair Value Option

As permitted under ASC 825, Financial Instruments, the Company has elected the fair value option to account for its promissory note due to certain embedded features within the notes. The Company recognizes the promissory note at fair value with changes in fair value recognized in the condensed consolidated statements of operations located on the change in fair value of financial instruments line item. Changes in fair value as a result of the Company’s own credit risk is reflected in other income in the condensed consolidated statements of operations. As a result of applying the fair value option, direct costs and fees related to the promissory note were expensed as incurred and not deferred.

Leases

The Company leases office space with an original lease term of twelve months and does not have a right-of-use asset or lease liability recorded. The Company's policy is not to record leases with an original term of twelve months or less on the condensed consolidated balance sheets. The Company recognizes lease expense for this short-term lease on a straight-line basis over the term of the lease. The lease is accounted for under ASC 842, Leases, and has been classified as an operating lease. Rent expense recognized was $30,000 for each of the three months ended March 31, 2025 and 2024.

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

General and Administrative Costs

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to executive, finance, business development, legal, human resources and support functions, including professional fees for auditing, tax, consulting and patent-related services, rent, utilities and insurance.

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred since recoverability of such expenditures is uncertain.

Deferred Offering Costs

The Company capitalizes costs that are directly associated with equity financings until such financings are consummated, at which time such costs are recorded against the gross proceeds of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations and comprehensive loss. As of March 31, 2025, the Company had deferred costs associated with its ATM Facility (as defined in Note 6) and expensed these costs in the Company’s condensed consolidated statements of operations.

Warrant Liability

As a result of the 2024 Private Placement (described in Note 6 below), certain warrants to purchase common stock were deemed freestanding warrants and are reflected in the Company’s condensed consolidated balance sheets as a liability as of and for the period ending March 31, 2025.

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

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources which are excluded from net loss. The Company’s only element of other comprehensive (loss) income is unrealized gains and losses on marketable securities and short-term investments.

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

Beginning in November 2020, Private CalciMedica has paid consulting fees monthly to a consulting firm affiliated with the Company’s former interim chief financial officer in connection with its consulting agreement. In November 2024, the interim chief financial officer was replaced with a chief financial officer. The Company recorded expense of $100,000 during the three months ended March 31, 2024 in general and administrative expense in the condensed consolidated statements of operations.

In May 2024, the Company granted a warrant to purchase 10,000 shares of common stock to a consulting firm affiliated with the Company’s former interim chief financial officer. The warrant is classified as equity, and the Company recorded expense of $5,000 for the three months ended March 31, 2025 in general and administrative expense in the condensed consolidated statements of operations.

Net (Loss) Income Per Share

Basic net (loss) income per share is computed using the weighted average number of shares of common stock outstanding during the period, including the Pre-Funded Warrants and Placement Agent Warrants (as defined in Note 6). The Company calculates diluted net loss per share using the more dilutive of the (i) treasury stock method, if-converted method, or contingently issuable share method, as applicable, or (ii) the two-class method. For warrants, the calculation of diluted net loss per share requires that, to the extent the average fair value of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to net loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the warrants for the period.

In the periods presented, the Company’s outstanding stock options and warrants, other than the Pre-Funded Warrants and Placement Agent Warrants, were excluded from the calculation of net (loss) income per share because the effect would be antidilutive. Accordingly, in periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share.

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

3. Fair Value Measurements

The Company's assets and liabilities which are measured at fair value include short-term investments, the promissory note and warrants for common stock. All assets and liabilities recorded at fair value are revalued at each measurement period.

The Company elected the fair value option for the promissory note and estimated the fair value based on a discounted cash flow analysis, a form of the Income Approach. Several different settlement scenarios were considered, and probability weighted to arrive at the final valuation. Increases or decreases in the fair value of the promissory note can result from updates to assumptions such as the expected timing or probability of the different settlement scenarios, or changes in discount rates. Judgment is used in determining these assumptions as of the initial valuation date and at each subsequent reporting period. Updates to assumptions could have a significant impact on our results of operations in any given period.

The Common Warrants (as defined in Note 6 below) were valued using Black-Scholes utilizing the following inputs; (i) a risk-free interest rate; (ii) volatility based on the expected term of the Common Warrant; (iii) and an exercise price and stock price on the date of the transaction. Several different scenarios were considered, and probability weighted to arrive at the final valuation. Increases or decreases in the fair value of the Common Warrants can result from updates to assumptions such as the expected timing or probability of the different settlement scenarios. Judgment is used in determining these assumptions as of the initial valuation date and at each subsequent reporting period. Updates to assumptions could have a significant impact on our results of operations in any given period.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$9,476	$—	$—	$9,476
Commercial paper	—	1,991	—	1,991
Corporate debt securities	—	649	—	649
U.S. Treasury bills	—	248	—	248
Total cash equivalents	9,476	2,888	—	12,364
Short-term investments:
Commercial paper	—	8,652	—	8,652
U.S. Treasury bills	—	1,982	—	1,982
U.S. Government sponsored entities - mortgage backed securities	—	1,435	—	1,435
Total short-term investments	—	12,069	—	12,069
Total assets measured at fair value	$9,476	$14,957	$—	$24,433

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$6,117	$—	$—	$6,117
Commercial paper	—	746	—	746
U.S. Treasury bills	—	749	—	749
Total cash equivalents	6,117	1,495	—	7,612
Short-term investments:
Commercial paper	—	6,573	—	6,573
U.S. Treasury bills	—	3,227	—	3,227
U.S. Government sponsored entities - mortgage-backed securities	—	934	—	934
Total short-term investments	—	10,734	—	10,734
Total assets measured at fair value	$6,117	$12,229	$—	$18,346

Money market funds are highly liquid investments which are actively traded. The pricing information on the Company’s money market funds is based on quoted prices in active markets for identical securities. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

Commercial paper, U.S Treasury bills and U.S. Government sponsored entities - mortgage-backed are classified as Level 2 with in the hierarchy and are carried at fair value with unrealized gains and losses included in other comprehensive (loss) income as a component of stockholders’ equity until realized. The Company estimates the fair values of these securities by taking into consideration valuations obtained from third-party pricing sources.

During the three months ended March 31, 2025, there were no transfers between Level 1, Level 2 and Level 3.

The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands).

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Promissory Note	$—	$—	$8,600	$8,600
Warrant Liability	—	—	1,400	1,400
Total liabilities measured at fair value	$—	$—	$10,000	$10,000

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant Liability	$—	$—	$1,700	$1,700
Total liabilities measured at fair value	$—	$—	$1,700	$1,700

The following provides a reconciliation for all liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2025 and 2024 (in thousands):

Promissory Note liability
Balance at December 31, 2024	$—
Issuance of Promissory Note	8,923
Change in Fair Value of Promissory Note	(323)
Balance at March 31, 2025	$8,600

Warrant liability
Balance at December 31, 2024	$1,700
Issuance of Lender Warrants	$1,077
Change in Fair Value of Tranche B Warrants	$(1,200)
Change in Fair Value of Lender Warrants	(177)
Balance at March 31, 2025	$1,400

Balance at December 31, 2023	$11,190
Change in Fair Value of Warrants	(5,590)
Balance at March 31, 2024	$5,600

The following table presents information as to cost, unrealized gains and losses and fair value determination of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$9,476	$—	$—	$9,476
Commercial paper	1,991	—	—	1,991
Corporate debt securities	649	—	—	649
U.S Treasury bills	248	—	—	248
Total cash equivalents	12,364	—	—	12,364
Short-term investments:
Commercial paper	8,653	—	(1)	8,652
U.S Treasury bills	1,982	—	—	1,982
U.S. Government sponsored entities - mortgage-backed securities	1,435	—	—	1,435
Total short-term investments	12,070	—	(1)	12,069
Total assets measured at fair value	$24,434	$—	$(1)	$24,433

As of March 31, 2025, the contractual maturities of all available-for-sale investments were less than 12 months. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. The Company had short-term investments in unrealized loss positions as of March 31, 2025.

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$6,117	$—	$—	$6,117
Commercial paper	746	—	—	746
U.S Treasury bills	749	—	—	749
Total cash equivalents	7,612	—	—	7,612
Short-term investments:
Commercial paper	6,571	2	—	6,573
U.S Treasury bills	3,225	2	—	3,227
U.S Government sponsored entities - mortgage backed securities	934	—	—	934
Total short-term investments	10,730	4	—	10,734
Total assets measured at fair value	$18,342	$4	$—	$18,346

As of December 31, 2024, the contractual maturities of all available-for-sale investments were less than 12 months. The Company periodically reviews the available-for-sale for other-than-temporary impairment loss. The Company had short-term investments in unrealized gain positions as of December 31, 2024.

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued payroll and other employee benefits	$733	$531
Accrued professional fees	420	286
Accrued other	60	49
Total accrued expenses	$1,213	$866

5. Promissory Note

On February 28, 2025 (the “Closing Date”), the Company executed the Loan Agreement with Avenue Venture Opportunities Fund II, L.P. (“Lender”) and Avenue Capital Management II, L.P., as administrative agent and collateral agent, for growth capital loans in an aggregate principal amount of up to $32,500,000 (the “Loan”), with (i) $10,000,000 funded on the Closing Date (“Tranche 1”), (ii) up to $7,500,000 to be made available to the Company between September 1, 2025 and March 31, 2026, subject to, among other things, the Company’s achievement of certain milestones with respect to certain of its ongoing clinical trials (“Tranche 2”) and (iii) up to $15,000,000 to be made available to the Company between October 1, 2025 and March 31, 2026, subject to, among other things, (a) the Company’s achievement of additional milestones with respect to certain of its ongoing clinical trials and (b) the mutual written agreement of the Company and the Lender (upon its investment committee approval). At the closing date, up to $1,000,000 of the principal outstanding may be converted into shares of the Company’s unrestricted, freely tradable common stock at a price equal to 20% premium to the exercise price of the warrants (see note 6 for further description of the warrants) at the Lender’s option. Upon drawing Tranche 2, $1,000,000 will be added to the conversion option for a total of $2,000,000. The Company will make interest only payments until the 18 month anniversary of the Closing Date, subject to a 6-month extension upon the Company’s achievement of certain milestones with respect to certain of its ongoing clinical trials and funding of the full amount under Tranche 2. The Loan bears interest at an annual rate equal to the greater of (a) the sum of 5.00% plus the prime rate as reported in The Wall Street Journal and (b) 12.75%. The Loan is secured by a lien upon and security interest in all of the Company’s assets, including intellectual property, subject to agreed exceptions. The maturity date of the Loan is September 1, 2028 (the “Maturity Date”).

As of March 31, 2025, future promissory note payments are as follows (in thousands):

2025	$974
2026	2,516
2027	5,780
2028	4,286
Future promissory note payments	$13,556

6. Common Stock and Stockholders' Equity

Authorized Shares

The Company's current Amended and Restated Certificate of Incorporation authorizes 500,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

On January 19, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors, in which the Company sold the following securities to the accredited investors in a private placement transaction (the “2024 Private Placement”): (i) an aggregate of 4,985,610 shares of common stock; (ii) to certain investors, in lieu of shares of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 306,506 shares of common stock and exercisable at any time; (iii) Tranche A Common Warrants (the “Tranche A Common Warrants”) to purchase an aggregate of up to 2,646,058 shares of common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of common stock issuable upon exercise of such Pre-Funded Warrants); and (iv) Tranche B Common Warrants (the “Tranche B Common Warrants” and together with the Tranche A Common Warrants, the “Common Warrants”) to purchase an aggregate of up to 2,646,058 shares of common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of common stock issuable upon exercise of such Pre-Funded Warrants). At date of issuance, the fair value of the common stock was $8.5 million using the relative fair value method and is included in equity at March 31, 2025.

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

In connection with the 2024 Follow-on, on October 30, 2024, the Company suspended sales of common stock under the ATM Facility pursuant to the Original Prospectus Supplement, and until December 20, 2024, did not offer for sale any shares of common stock. The Company filed a prospectus supplement (the “Current Prospectus Supplement”) with the Securities and Exchange Commission (“SEC”) on December 20, 2024 for an aggregate gross sales price of up to $4,450,000 of shares of common stock to be sold pursuant to the ATM Facility.

The Company intends to use the net proceeds from the ATM Facility for general corporate purposes, which may include research and development expenses, clinical trial expenses, capital expenditures and working capital. The ATM Facility will terminate upon the earlier of (i) the sale of all of the shares of our common stock provided for in the at the market offering prospectus or (ii) termination of the ATM Agreement as permitted therein. The ATM Agreement may be terminated at any time by either party upon written notice. During the three months ended March 31, 2025, there were 490,073 shares sold under the ATM Facility for net proceeds of $968,000, after deducting $32,000 of commissions and settlement expenses paid under the ATM Facility. As of March 31, 2025, the Company has sold 591,595 shares of common stock for net proceeds of $1.3 million, after deducting $45,000 of commissions and settlement expenses paid under the ATM Facility. Due to the Company’s public float and the limitations set forth in General Instructions I.B.6 of Form S-3 (“Baby Shelf Limitations”) there is no current capacity for ATM sales as of March 31, 2025.

Common Stock Warrants

In October 2022, Private CalciMedica granted warrants to certain officers and directors to purchase 496,970 shares of common stock. In conjunction with the Merger, the warrants converted to 14,313 warrants of the Company at an exercise price of $10.42. The warrants have a 10-year term and vest ratably over 12 and 48 months. At the date of issuance, the fair value of the warrants collectively was $125,000 and was determined utilizing Black-Scholes and will be recognized as general and administrative expense over the vesting periods. Assumptions used in the valuation were as follows: expected term of ten years, risk free rate of 4.10%, volatility of 82% and a dividend yield of zero. The warrants are classified as equity, and the Company expensed $1,000 and $2,000 to general and administrative expense for the three months ended March 31, 2025 and 2024, respectively.

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

The Tranche A Common Warrants had a strike price of $5.36 per share, were not deemed equity and were classified as a liability in the Company’s condensed consolidated balance sheets. At the date of issuance, the fair value of the Tranche A Common Warrants was $4.1 million utilizing Black-Scholes with the following assumptions: expected term of 0.94 years, risk-free interest rate of 4.9%, volatility of 100% and a dividend yield of zero. As of the balance sheet date of March 31, 2025, the value of the Tranche A Common Warrants was nil as the Tranche A Common Warrants expired on July 27, 2024. For the three months ended March 31, 2024, there was a change in fair value of $2.7 million being recorded in the condensed consolidated statements of operations in other income/(expense).

The Tranche B Common Warrants have a strike price of $7.15 per share, are not deemed equity and are classified as a liability in the Company’s condensed consolidated balance sheets. At the date of issuance, the fair value of the Tranche B Common Warrants was $7.1 million utilizing Black-Scholes with the following assumptions: expected term of 1.69 years, risk-free interest rate of 4.5%, volatility of 100% and a dividend yield of zero. As of the balance sheet date of March 31, 2025, the value of the Tranche B Common Warrants was $0.5 million, with the change in fair value of $1.2 million and $2.9 million for the three months ended March 31, 2025 and 2024, respectively, being recorded in the condensed consolidated statements of operations in other income/(expense).

The Pre-Funded Warrants have a strike price of $0.0001 per share, are deemed equity and included in the equity section of the Company’s condensed consolidated balance sheets. At date of issuance, the fair value of the Pre-Funded Warrants was $0.5 million using the relative fair value method and is included in stockholders’ equity at March 31, 2025.

The Placement Agent Warrants have a strike price of $0.0001 per share, are deemed equity and included in the equity section of the Company’s condensed consolidated balance sheets. At date of issuance, the fair value of the Placement Agent Warrants was $0.1 million using the relative fair value method and is included in equity at March 31, 2025.

In May 2024, the Company granted a warrant to a consulting firm affiliated with its former interim chief financial officer to purchase 10,000 shares of common stock. At the date of issuance, the fair value of the warrant was $20,000 and was determined utilizing Black-Scholes and will be recognized as general and administrative expense over the vesting periods. Assumptions used in the valuation were as follows: expected term of twelve months, risk free rate of 4.42%, volatility of 89% and a dividend yield of zero. The warrant is classified as equity, and the Company expensed $5,000 to general and administrative expense for the three months ended March 31, 2025.

In connection with the Loan, pursuant to the funding of Tranche 1 on the Closing Date, the Company issued to the Lender a warrant to purchase 641,163 shares of common stock of the Company (the “Warrant”) at an exercise price per share equal to $2.32 (the “Stock Purchase Price”) and are classified as a liability in the Company’s condensed consolidated balance sheets. At the date of issuance, the fair value of the Warrant was $1.1 million and was determined utilizing Black-Scholes with the following assumptions: expected term of 5.0 years, risk-free interest rate of 4.0%, volatility of 100% and a dividend yield of zero. The Warrant is exercisable until February 28, 2030 (the “Expiration Date”) and upon a change of control, the Lender would be entitled to receive the shares of common stock underlying the Warrant without payment of the exercise price. As of the balance sheet date March 31, 2025, the value of the Warrant was $0.9 million, with a change in fair value of $0.2 million for the three months ended March 31, 2025 being recorded in the condensed consolidated statements of operations in other income/(expense).

7. Stock-based Compensation

2006 Equity Incentive Plan and Amendment to 2006 Plan

Private CalciMedica adopted an equity incentive plan in 2006 (“2006 Plan”) that provides for the issuance of common stock to employees, non-employee directors and consultants. Recipients of incentive stock options are eligible to purchase common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The 2006 Plan provides for the grant of incentive stock options, non-statutory stock options and stock purchase rights. The maximum contractual term of options granted under the 2006 Plan is ten years. The options generally vest 25% on the first anniversary of the grant date, with the balance vesting ratably over the following 36 months. In connection with the Merger, the Company assumed the 2006 Plan and all stock options issued and outstanding under the 2006 Plan.

2023 Equity Incentive Plan

The Company adopted the 2023 Equity Incentive Plan (the “2023 Plan”), which became effective at the closing of the Merger and replaced its 2020 Equity Incentive Plan (the “2020 Plan”) on the effective date of the Merger. As of the effective date of the Merger, there were 1,000,000 shares of the Company’s common stock available for grant under the 2023 Plan. In addition, the share reserve is subject to annual increases each January 1 for the first ten years following approval of the 2023 Plan of up to 5% of shares of the Company’s common stock outstanding (or a lesser number determined by the Company’s board of directors). Effective January 1, 2024, the shares reserved for issuance under the 2023 Plan was increased by 287,725 shares of the Company’s common stock. Effective March 28, 2024, the Board approved an increase of 1,500,000 shares of the Company’s common stock reserved under the 2023 Plan. This increase was subsequently approved by the stockholders of the Company on August 27, 2024. As of January 1, 2025 an additional 674,095 were added to the plan per the annual increase. As of March 31, 2025, 1,473,250 shares of the Company’s common stock were available for grant under the 2023 Plan.

2023 Employee Stock Purchase Plan

The Company adopted the 2023 Employee Stock Purchase Plan (the “2023 ESPP”) which became effective at the closing of the Merger. As of the effective time of the Merger, there were 65,000 shares of the Company’s common stock reserved for issuance under the 2023 ESPP. In addition, the share reserve is subject to annual increases each January 1 for the first ten years following approval of the 2023 ESPP of the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 195,000 shares of the Company’s common stock, or (iii) such lesser number of shares of the Company’s common stock as determined by the Company’s board of directors. An annual increase of 57,545 and 134,819 shares of the Company’s common stock was automatically added to the share reserve under the 2023 ESPP on January 1, 2024 and 2025, respectively. As of March 31, 2025, 257,364 shares of the Company’s common stock were available for grant under the 2023 ESPP.

As of March 31, 2025, no shares have been issued under the 2023 ESPP.

The following table summarizes the stock option transactions for the 2023 Plan:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	2,824,443	$5.51	8.15	$210
Granted	35,000	2.77	9.83	—
Cancelled	(13,889)	3.58	—	—
Outstanding at March 31, 2025	2,845,554	$5.48	7.84	$2
Vested and exercisable at March 31, 2025	1,497,856	$6.32	6.87	$2

There were no options exercised and 35,000 options granted during the three months ended March 31, 2025. The weighted-average fair value of options granted during the three months ended March 31, 2025 and 2024 was $2.36 and $4.16 per share, respectively. The total fair value of shares vested was $0.5 million for the three months ended March 31, 2025. The total fair value of shares vested as of March 31, 2024 was $0.3 million.

As of March 31, 2025, stock-based compensation not yet recognized is $4.2 million, which the Company expects to recognize over an estimated weighted-average term of 2.6 years.

The following are the underlying assumptions in Black-Scholes to determine the fair value of the stock option grants for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Risk free interest rate	3.16%	2.94%
Expected volatility	97%	89%
Expected term (years)	6.01	6.25
Expected dividend yield	0%	0%

Restricted Stock Units (“RSU”)

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. The aggregate grant date fair value of RSUs vested during the three months ended March 31, 2025 was nil.

The following table summarizes restricted stock unit activity for the CalciMedica Plans:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	40,000	$3.50
Outstanding at March 31, 2025	40,000	$3.50
Vested and exercisable at March 31, 2025	—	$—

Stock-based Compensation Expense

Stock-based compensation expense recognized for options and restricted stock units granted was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$177	$171
General and administrative	372	243
Total stock-based compensation expense	$549	$414

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at March 31, 2025:

March 31,
2025
Common stock warrants	3,993,784
Stock options issued and outstanding	2,845,554
Restricted stock units outstanding	40,000
Shares available for issuance under the 2023 Plan	1,473,250
Shares available under the 2023 ESPP	257,364
Total	8,609,952

8. Commitments and Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

The Company has historically entered into contracts in the normal course of business with contract development and manufacturing organizations, for the manufacturing process development and the preclinical/clinical supply manufacturing, and our vendors for preclinical research studies and other services or products for operating purposes. These contracts generally provide for termination on notice of 60 to 90 days. As of March 31, 2025, there are four such contracts related to the CMO for the development of Auxora for $0.7 million of associated costs, still in effect for future services, and there were no unpaid cancellation or other related costs.

The Company is also, from time to time, a party or subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Some of these proceedings have involved, and may involve in the future, claims that are subject to substantial uncertainties and unascertainable damages.

Operating Lease Agreements

The Company has an operating lease for office space in La Jolla, California. In December 2024, an amendment was executed for a twelve month term as of January 1, 2025 and therefore qualifies for the short-term lease exception. Base rent for this lease is approximately $10,500 monthly.

Rent expense for each of the three months ended March 31, 2025 and 2024 was $30,000, which is included in operating expenses.

9. Employee Benefits

In January 2007, Private CalciMedica adopted a defined contribution 401(k) plan for substantially all employees. There were no contributions made by the Company to the 401(k) plan for the three months ended March 31, 2025 and 2024, respectively.

10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2025 and 2024 due to continuing losses. As of both March 31, 2025 and December 31, 2024, the Company continues to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative net losses.

11. Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net (loss) income	$(5,042)	$130
Denominator
Basic and diluted
Weighted-average common shares outstanding, basic and diluted	13,511,349	9,465,797
Weighted-average pre-funded warrants outstanding, basic and diluted	306,506	232,406
Weighted-average placement agent warrants outstanding, basic and diluted	75,745	56,314
Weighted-average lender warrants outstanding, basic and diluted	227,969	—
Weighted-average number of shares used to calculate basic and diluted net (loss) income per share	14,121,569	9,754,517
Diluted
Weighted-average number of shares used to calculate basic net (loss) income per share	14,121,569	9,754,517
Effect of potentially dilutive securities
Stock options		292,898
Weighted-average number of shares used to calculate diluted net (loss) income per share	14,121,569	10,047,415

Net (loss) income per share
Basic	$(0.36)	$0.01
Diluted	$(0.36)	$0.01

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net (loss) income per share due to their anti-dilutive effect:

	As of March 31,
	2025	2024
Stock options to purchase common stock	2,845,554	1,818,314
Restricted stock units	40,000	—
Warrants to purchase common stock	3,611,531	5,644,300
Total	6,497,085	7,462,614

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on March 27, 2025. In addition to historical financial information, this discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties. You should carefully read the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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

In connection with the 2024 Follow-On, on October 30, 2024, we suspended sales of common stock under the ATM Facility pursuant to the Original Prospectus Supplement, and until December 20, 2024, did not offer for sale any shares of common stock pursuant to the ATM Agreement. We filed a prospectus supplement (the “Current Prospectus Supplement”) with the SEC on December 20, 2024 for an aggregate gross sales price of up to $4,450,000 of shares of common stock to be sold pursuant to the ATM Facility. As of March 31, 2025, we sold an aggregate of 591,595 shares of common stock for net proceeds of $1.3 million after deducting $45,000 of commissions paid under the ATM Facility. Due to the Company’s public float and the Baby Shelf Limitations, there is no current capacity for ATM sales as of March 31, 2025.

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

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Through March 31, 2025, our operations have been funded primarily by aggregate net proceeds of $189.4 million from the issuance of convertible preferred stock, convertible promissory notes, promissory notes, common stock, and the Merger. Since inception we have had significant operating losses, except for the three month period ending March 31, 2024. Our net loss was $5.0 million for the three months ended March 31, 2025. Included in the net loss for the three months ended March 31, 2025 were total operating expenses of $6.5 million and interest expense of $0.4 million, offset by a gain from the fair value adjustment to our warrant liability and promissory note of $1.5 million and interest income of $0.2 million. As of March 31, 2025, we had an accumulated deficit of $164.8 million and $24.6 million in cash, cash equivalents and short-term investments.

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

We may never succeed in achieving regulatory approval for any of our remaining product candidates. We may obtain unexpected results from our preclinical studies and subsequent clinical trials, if any. We may elect to discontinue, delay or modify future clinical trials or preclinical activities of some product candidates or focus on others. A change in the outcome of any of these factors could mean a significant change in the costs and timing associated with the development of our current preclinical product candidates. For example, if the FDA, or another regulatory authority, were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development, or if we experience significant delays in execution of or enrollment in any of our preclinical studies or future clinical trials, if any, we could be required to expend significant additional financial resources and time on the completion of preclinical and clinical development.

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

Other Income

Our other income includes (i) interest income and expense and change in fair value of the promissory note; (ii) changes in the fair value of our warrant liabilities; and (iii) other non-operating income.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following sets forth our results of operations (in thousands):

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Operating expenses:
Research and development	$4,224	$2,944	$1,280	43%
General and administrative	2,273	2,823	(550)	(19%)
Total operating expenses	6,497	5,767	730	13%
Loss from operations	(6,497)	(5,767)	(730)	13%
Other income	1,455	5,897	(4,442)	(75%)
Net (loss) income	$(5,042)	$130	$(5,172)	(3978%)

Research and Development Expenses

Research and development expenses comprised (in thousands):

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Preclinical studies and clinical trial-related activities	$1,948	$1,428	$520	36%
Chemistry, manufacturing and controls	754	203	551	271%
Personnel costs	877	871	6	1%
Consultants and other costs	645	442	203	46%
Total research and development expenses	$4,224	$2,944	$1,280	43%

Research and development expenses were $4.2 million for the three months ended March 31, 2025, compared to $2.9 million for the three months ended March 31, 2024. The increase of $1.3 million was due primarily to an increase in preclinical and clinical trial related activities of $0.5 million, an increase of $0.6 million in chemistry, manufacturing and control activities related to the production of drug and placebo non-recurring batches for the Phase 2 clinical trials of Auxora and an increase in consultants and other costs of $0.2 million.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (in thousands):

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Personnel costs	$1,155	$821	$334	41%
Facility costs	140	150	(10)	(7%)
Professional services	719	1,568	(849)	(54%)
Consultants and other costs	259	284	(25)	(9%)
Total general and administrative expenses	$2,273	$2,823	$(550)	(19%)

General and administrative expenses were $2.3 million for the three months ended March 31, 2025, compared to $2.8 million for the three months ended March 31, 2024. The decrease of $0.5 million was primarily related to a decrease in consultants and other costs of $0.8 million driven by transactions costs associated with the 2024 Private Placement for the three months ended March 31, 2024. These costs were partially offset by an increase in personnel costs of $0.3 million driven by additional headcount for the three months ended March 31, 2025.

Other Income

Other income for the three months ended March 31, 2025 was income of $1.5 million, compared to $5.9 million for the three months ended March 31, 2024. The decrease of $4.4 million was due to the $5.6 million gain due to the fair value adjustments to our warrant liability as a result of the 2024 Private Placement for the three months ended March 31, 2024, as compared to the $1.7 million gain due to fair value adjustments to the promissory note and warrants for the three months ended March 31, 2025. We had a decrease in interest income of $0.1 million driven by the balances of our cash equivalents and short-term investments as well as an increase in interest expense due to the Company's debt financing in February 2025 of $0.4 million.

Liquidity and Capital Resources

Overview

As of March 31, 2025 we had cash, cash equivalents and short-term investments of $24.6 million.

As further described below, on February 28, 2025, the Company entered into the Loan Agreement with Avenue Venture Opportunities Fund II, L.P. and Avenue Capital Management II, L.P. for an initial $10.0 million of gross proceeds. In March 2025, we sold an aggregate of 490,073 shares of common stock for net proceeds of $968,000 after deducting $32,000 of commissions and settlement expenses paid under the ATM Facility. We expect that our cash, cash equivalents and short-term investments will allow us to fund our current operating plan into the middle 2026. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, nor will it be sufficient to pursue additional indications for Auxora such as AHRF, nor will it be sufficient to fund clinical work on other product candidates in our portfolio aside from Auxora, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. To fund our operations in both the near term and long term, we will need to raise additional capital to develop our product candidates and implement our operating plans. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders.

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
•
the impacts of global health pandemics, geopolitical conflicts and economic uncertainty, including tariffs and other trade measures, rising interest rates and inflation on our business and operations, including clinical trials, collaborators, CROs and employees; and
•
the costs of operating as a public company.

Since we commenced operations in October 2006, we have primarily financed our operations through private placements of our preferred stock, convertible promissory notes, promissory notes, warrants, common stock, and through the Merger. We have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially for the foreseeable future. The development of drug product candidates is highly capital intensive. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory and quality capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. The global credit and financial markets have experienced extreme volatility, including in liquidity and credit availability, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.

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

In connection with the 2024 Follow-On, on October 30, 2024, we suspended sales of common stock under the ATM Facility pursuant to the Original Prospectus Supplement, and until December 20, 2024, did not offer for sale any shares of common stock. We filed the Current Prospectus Supplement with the SEC on December 20, 2024 for an aggregate gross sales price of up to $4,450,000 of shares of common stock to be sold pursuant to the ATM Facility. As of March 31, 2025, we sold an aggregate of 591,595 shares of common stock for net proceeds of $1.3 million after deducting $45,000 of commissions paid under the ATM Facility. Due to the Company’s public float and the Baby Shelf Limitations, there is no current capacity for ATM sales as of March 31, 2025.

On February 28, 2025, the Company entered into the Loan Agreement with Avenue Venture Opportunities Fund II, L.P. and Avenue Capital Management II, L.P., as administrative agent and collateral agent, for growth capital loans in an aggregate principal amount of up to $32,500,000, with (i) Tranche 1 for $10,000,000 funded on the Closing Date, (ii) Tranche 2 for up to $7,500,000 to be made available to the Company between September 1, 2025 and March 31, 2026, subject to, among other things, the Company’s achievement of certain milestones with respect to certain of its ongoing clinical trials and (iii) Tranche 3 for up to $15,000,000 to be made available to the Company between October 1, 2025 and March 31, 2026, subject to, among other things, (a) the Company’s achievement of additional milestones with respect to certain of its ongoing clinical trials and (b) the mutual written agreement of the Company and the Lender (upon its investment committee approval). The Company will make interest only payments until the 18 month anniversary of the Closing Date, subject to a 6-month extension upon the Company’s achievement of certain milestones with respect to certain of its ongoing clinical trials and funding of the full amount under Tranche 2. The Loan bears interest at an annual rate equal to the greater of (a) the sum of 5.00% plus the prime rate as reported in The Wall Street Journal and (b) 12.75%. The Loan is secured by a lien upon and security interest in all of the Company’s assets, including intellectual property, subject to agreed exceptions. The Maturity Date of the Loan is September 1, 2028.

Our operations through March 31, 2025, have been funded primarily by aggregate net proceeds of $189.4 million from the issuance of convertible preferred stock, convertible notes, promissory notes, common stock, and the Merger. Since inception, we have had significant operating losses, except for the three month period ending March 31, 2024. Our net loss for the three months ended March 31, 2025 was $5.0 million and consisted of total operating expenses of $6.5 million and interest expense of $0.4 million offset by a gain from the fair value adjustment to our warrant liability and the promissory note of $1.5 million and interest income of $0.2 million. For the three months ended March 31, 2024, our net income was $0.1 million consisting of $5.8 million of operating expenses offset by a gain from the fair value adjustment to our warrant liability of $5.6 million and interest income of $0.3 million. As of March 31, 2025, we had an accumulated deficit of $164.8 million and $24.6 million in cash, cash equivalents and short-term investments. During the three months ended March 31, 2025, cash used in operations was $4.9 million, primarily due to cash outlays for operations. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(4,878)	$(4,715)
Investing activities	(1,243)	(13,103)
Financing activities	10,742	19,043
Net increase in cash and cash equivalents	$4,621	$1,225

Net Cash Used in Operating Activities

Cash used in operating activities of $4.9 million during the three months ended March 31, 2025 was attributable to our net loss of $5.0 million and non-cash items of $0.9 million offset by a net change in our operating assets and liabilities of $1.0 million. Non-cash items consisted primarily of $1.4 million and $0.3 million due to a change in our warrant liability and promissory note and accretion on our short term investments of $0.1 million offset by $0.6 million of stock-based compensation and debt costs of $0.3 million as result of the debt financing in the first quarter of 2025.

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

Net Cash Used in Investing Activities

Cash used in investing activities of $1.2 million for the three months ended March 31, 2025 consisted of the purchase of short-term investments of $6.6 million, offset by the maturing of short-term investments of $5.4 million.

Cash used in investing activities of $13.1 million for the three months ended March 31, 2024 consisted of the maturing of short-term investments of $17.9 million, offset by the purchase of short-term investments of $4.8 million.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2025 was $10.8 million comprised of the debt financing of $9.8 million and $1.0 million as a result of our ATM.

Cash provided by financing activities for the three months ended March 31, 2024 was $19.0 million comprised of the sale and issuance of common stock of $20.4 million in the 2024 Private Placement, offset by transaction costs of $1.4 million.

Material Cash Requirements

Our material cash requirements from known contractual obligations consisted primarily of our lease obligation. We lease office and laboratory space in La Jolla, California with monthly rent expense of approximately $10,000 pursuant to a 12 month lease agreement that commenced in January 2023 and was amended and renewed in December 2023 for an additional 12 month term with monthly rent expense of approximately $10,000. In December 2024, an amendment was executed for a twelve month term with monthly rent expense of approximately $10,500. Over the next nine months, we expect cash requirements for our lease obligation to be approximately $95,000.

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

Fair Value of the Promissory Note

The Company elected the fair value option for the promissory note and estimated the fair value based on a discounted cash flow analysis, a form of the Income Approach. Several different settlement scenarios were considered, and probability weighted to arrive at the final valuation. Increases or decreases in the fair value of the promissory note can result from updates to assumptions such as the expected timing or probability of the different settlement scenarios, or changes in discount rates. Judgment is used in determining these assumptions as of the initial valuation date and at each subsequent reporting period. Updates to assumptions could have a significant impact on our results of operations in any given period.

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

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. We will cease to be an emerging growth company on December 31, 2025. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

None.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in legal proceedings arising in the ordinary course of our business.

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

Item 1A. Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We cannot assure you that any of the events discussed below will not occur. If any of the following risks actually occur, our business, prospects, operating results and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment. The risk factors set forth below that are marked with an asterisk (*) did not appear as separate risk factors in, or contain changes to the similarly titled risk factor included in Item 1A. of our Annual Report on Form 10-K, filed with the SEC on March 27, 2025.

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

Our other pipeline programs, which include new product candidates, are in preclinical development. As of March 31, 2025, we had an accumulated deficit of $164.8 million and a net loss of $5.0 million for the three months ended March 31, 2025. Other than the three months ended March 31, 2024, we have incurred net losses since our inception. We have never generated revenue from product sales and we expect that it will be several years, if ever, before we have a product candidate ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We will need to obtain substantial additional funding to complete the development and any commercialization of our product candidates. If we are unable to raise this capital when needed, on acceptable terms, or at all, we may be forced to delay, reduce or eliminate the development of our product candidates or other operations.*

Since we commenced operations in October 2006, we have primarily financed our operations through private placements of our preferred stock, convertible promissory notes, promissory notes, warrants, and common stock and through the Merger. We have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially for the foreseeable future. The development of drug product candidates is highly capital intensive. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory and quality capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of March 31, 2025, we had $24.6 million in cash, cash equivalents and short-term investments. Based on our current operating plans, we believe our existing resources, including the net proceeds of $9.7 million from the Loan and Security Agreement with Avenue Venture Opportunities Fund entered into on February 28, 2025, will be sufficient to fund our current operations through certain clinical milestones into the middle of 2026. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, nor will it be sufficient to pursue additional indications for Auxora like AHRF, nor will it be sufficient to fund clinical trials on other product candidates in our portfolio aside from the ongoing KOURAGE trial of Auxora, and we will need to raise substantial additional capital to complete the development and any commercialization of our product candidates.

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
•
the impacts of the ongoing or future international conflicts and potential future bank failures and international tariffs; and
•
the costs of operating as a public company.

Because we do not expect to generate revenue from product candidate sales for many years, if at all, we will need to obtain substantial additional funding in connection with our continuing operations and expected increases in expenses. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The impacts of the ongoing or future international conflicts and potential future bank failures and international tariffs on capital markets may affect the availability, amount and type of financing available to us in the future. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our proprietary platform or product candidates.*

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants further limiting or restricting our ability to take specific actions, such as limitations on our ability to incur debt, make capital expenditures or declare dividends.

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

Attempting to secure additional financing may also divert our management from our day-to-day activities, which may impair or delay our ability to develop our proprietary platform. In addition, demands on our cash resources may change as a result of many factors currently unknown to us including, but not limited to, any unforeseen costs we may incur as a result of preclinical study or clinical trial delays, or disruptions in the manufacturing of our product candidates, due to the ongoing or future international conflicts, potential future bank failures, international tariffs or other causes, and we may need to seek additional funds sooner than planned. If we are unable to obtain funding on a timely basis or at all, we may be required to significantly curtail or stop one or more of our research or development programs.

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

We contract with third parties for the manufacturing and supply of certain goods and services for our product candidates for use in preclinical studies and clinical trials, which supply may become limited or interrupted or may not be of satisfactory quality and quantity.*

We do not have any manufacturing facilities. We produce in our laboratory relatively small quantities of product for evaluation in our research programs. We rely on third parties for the manufacture of most of our product candidates for preclinical testing and all of our product candidates for clinical testing and we will continue to rely on such third parties for commercial manufacture if any of our product candidates are approved. We currently have limited manufacturing arrangements for preclinical and clinical trial materials for each of our product candidates, including Auxora, and one component of the latter is provided by a single source supplier in China, and will continue to be for the intermediate future. In addition, our single source supplier in China and any other foreign suppliers we may utilize in the future may be subject to U.S. legislation, similar to what is proposed in the BIOSECURE Act considered by Congress in 2024, sanctions, trade restrictions and other foreign regulatory requirements, which may limit, delay, prevent or impair our ability to obtain preclinical and clinical trial materials for our product candidates. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

In the event that any of our contracted third parties fails to comply with such requirements or to perform their obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, including due to the ongoing or future international conflicts or other geopolitical or macroeconomic conditions, including international tariffs, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on commercially reasonable terms, if at all. In particular, any replacement of a third-party contractor could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture a certain aspect of our product candidates may be unique or proprietary to the third-party performing such process and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. In addition, certain of our product candidates and our own proprietary methods have never been produced or implemented outside of our company, and we may therefore experience delays to our development programs if we attempt to establish new third-party arrangements for these product candidates or methods. If we are required to or voluntarily change a third-party contractor for any reason, we will be required to verify that the new third party maintains facilities, processes and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of March 31, 2025, we employed 15 full-time employees, six of whom were primarily engaged in research and development activities. We also engage various consultants that are primarily engaged in research and development activities. As we advance our research and development programs, we may be required to further increase the number of our employees, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Since its enactment, there have been amendments to and judicial, executive and Congressional challenges to certain aspects of the Affordable Care Act. For example, on August 16, 2022, the IRA was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is unclear how any such challenges and the healthcare reform measures of the second Trump administration will impact the Affordable Care Act, our business, or financial condition. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

General Risk Factors

Our business operations subject us to disputes, claims and lawsuits, which may be costly and time-consuming and could materially and adversely impact our financial position and results of operations.*

From time to time, we are involved in disputes, claims and lawsuits relating to our business operations. In particular, from time to time we face claims related to the safety of our products, intellectual property matters, employment matters, tax matters, commercial disputes, competition, sales and marketing practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters. Any dispute, claim or lawsuit may divert management’s attention away from our business, we may incur significant expenses in addressing or defending any dispute, claim or lawsuit, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial results. For example, in April 2025, a stockholder of the Company filed a complaint against the Company and two directors demanding the return of such stockholder’s investment in the Company plus interest and attorneys’ fees. We intend to vigorously defend ourselves in this matter.

Regardless of merit, litigation related to these disputes may be costly and time-consuming and could materially and adversely impact our financial position and results of operations if resolved against us. In addition, the uncertainty associated with litigation could lead to increased volatility in our stock price.

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

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies or the biotechnology and pharmaceutical sectors, including as a result of disruptions to and volatility in the credit and financial markets in the United States and worldwide from geopolitical and macroeconomic events, including the ongoing Russia-Ukraine and Middle East conflicts and related sanctions, bank failures and international tariffs. These broad market fluctuations may also adversely affect the trading price of our common stock.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects .*

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, several of our suppliers are located outside of the United States, and our principal suppliers of critical raw materials are located in China and Germany. The active pharmaceutical ingredients (APIs) for Auxora is manufactured in China, and our Auxora product candidate is manufactured in the United States. We also rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report and in our Annual Report for the fiscal year ended December 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39538	March 22, 2023	3.1

3.2	Certificate of Amendment, dated March 20, 2023 to Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39538	March 22, 2023	3.2

3.3	Restated Bylaws of the Registrant.	10-Q	001-39538	November 12, 2020	3.2

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of Common Stock Certificate	S-1/A	333-248611	September 21, 2020	4.1

4.3	Form of Registration Rights Agreement, dated November 21, 2022, by and among CalciMedica, Inc. and the several purchasers signatory thereto.	8-K	001-39538	March 22, 2023	4.1

4.4	Form of Registration Rights Agreement by and among CalciMedica, Inc. and the persons party thereto.	8-K	001-39538	January 24, 2024	10.2

4.5	Warrant to Purchase Common Stock dated as of December 11, 2019, by and between the Registrant and SG Dan Equity Holdings, LLC.	S-1	333-248611	September 4, 2020	4.3

4.6	Form of Warrant to Purchase Shares of Series D Convertible Preferred Stock of CalciMedica, Inc.	8-K	001-39538	March 22, 2023	4.2

4.7	Warrant to Purchase Common Stock dated as of November 9, 2020, issued by the Registrant to SG Dan Equity Holdings, LLC.	8-K	001-39538	March 22, 2023	4.3

4.8	Warrant to Purchase Common Stock, dated as of October 18, 2022, issued by CalciMedica, Inc. to SG Dan Equity Holdings, LLC.	8-K	001-39538	March 22, 2023	4.4

4.9	Warrant to Purchase Common Stock, dated as of October 18, 2022, issued by CalciMedica, Inc. to Eric Roberts.	8-K	001-39538	March 22, 2023	4.5

4.10	Warrant to Purchase Common Stock, dated as of October 25,2022, issued by CalciMedica, Inc. to Fred Middleton.	8-K	001-39538	March 22, 2023	4.6

4.11	Form of Warrant to Purchase Shares of Series B Convertible Preferred Stock of CalciMedica, Inc.	S-3	333-271115	April 4, 2023	4.9

4.12	Form of Tranche B Common Warrant	8-K	001-39538	January 24, 2024	4.2

4.13	Form of Pre-Funded Warrant	8-K	001-39538	January 24, 2024	4.3

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

4.14	Form of Placement Agent Warrant	8-K	001-39538	January 24, 2024	4.4

4.15	Warrant to Purchase Common Stock, dated as of May 17, 2024, issued by the Registrant to SG Dan Equity Holdings, LLC.	10-Q	001-39538	August 12, 2024	4.16

4.16	Warrant to Purchase Shares of Stock of CalciMedica, Inc. dated February 28, 2025, by and between CalciMedica, Inc. and Avenue Venture Opportunities Fund II, LP.	8-K	001-39538	March 5, 2025	4.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

CALCIMEDICA, INC.

Date: May 14, 2025	By:	/s/ A. Rachel Leheny
A. Rachel Leheny, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Stephen Bardin
Stephen Bardin, MBA
Chief Financial Officer (Principal Accounting and Financial Officer)