Form 10-Q
period 2025-06-30
CalciMedica, Inc.
filed 2025-08-12
CIK 1534133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to s

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

The number of shares of the Registrant’s common stock outstanding as of August 6, 2025 was 13,972,177.

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
•
our ability to service and comply with the terms of our outstanding indebtedness;
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

i

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
•
The terms of the Loan Agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our operating and financial flexibility.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CALCIMEDICA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(Unaudited)

	June 30, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$5,918	$7,935
Short-term investments	12,039	10,734
Prepaid clinical trial expenses	352	748
Other prepaid expenses and current assets	655	248
Total current assets	18,964	19,665
Property and equipment, net	105	119
Other assets	11	10
Total assets	$19,080	$19,794
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,912	$1,998
Accrued clinical trial costs	670	820
Accrued expenses	895	866
Total current liabilities	3,477	3,684
Long-term liabilities
Promissory note	8,500	—
Warrant liability	1,000	1,700
Total liabilities	12,977	5,384
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; no shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; 13,971,990 and 13,481,917, issued and outstanding at June 30, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	176,865	174,166
Accumulated deficit	(170,762)	(159,764)
Accumulated other comprehensive (loss) income	(4)	4
Total stockholders’ equity	6,103	14,410
Total liabilities and stockholders’ equity	$19,080	$19,794

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$4,052	$4,157	$8,276	$7,101
General and administrative	2,569	2,372	4,842	5,195
Total operating expenses	6,621	6,529	13,118	12,296
Loss from operations	(6,621)	(6,529)	(13,118)	(12,296)
Other income (expense):
Change in fair value of financial instruments	500	2,300	2,200	7,890
Interest expense	(324)	—	(771)	—
Interest income	220	275	422	582
Other income	269	—	269	—
Total other income	665	2,575	2,120	8,472
Net loss	$(5,956)	$(3,954)	$(10,998)	$(3,824)
Net loss per share - basic and diluted	$(0.40)	$(0.36)	$(0.76)	$(0.37)
Weighted-average number of shares outstanding used in computing net loss per share—basic and diluted	14,995,404	11,129,053	14,560,900	10,441,785

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(5,956)	$(3,954)	$(10,998)	$(3,824)
Unrealized (loss) gain on available-for-sale securities, net of tax	(3)	8	(8)	(11)
Comprehensive loss	$(5,959)	$(3,946)	$(11,006)	$(3,835)

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance—December 31, 2024	13,481,917	$4	$174,166	$(159,764)	$4	$14,410
Stock-based compensation expense	—	—	549	—	—	549
Issuance of common shares from underwritten public offering (net of issuance costs)	—	—	8	—	—	8
Issuance of common stock from at-the-market offering (net of issuance costs)	490,073	—	968	—	—	968
Unrealized loss on investments	—	—	—	—	(5)	(5)
Net loss	—	—	—	(5,042)	—	(5,042)
Balance—March 31, 2025	13,971,990	4	175,691	(164,806)	(1)	10,888
Stock-based compensation expense	—	—	1,174	—	—	1,174
Unrealized loss on investments	—	—	—	—	(3)	(3)
Net loss	—	—	—	(5,956)	—	(5,956)
Balance—June 30, 2025	13,971,990	$4	$176,865	$(170,762)	$(4)	$6,103

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

CALCIMEDICA, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(10,998)	$(3,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,724	900
Depreciation	29	29
Change in the fair value of warrant liability	(1,777)	(7,890)
Change in the fair value of promissory note	(423)	—
Promissory note issuance costs	335	—
Transaction costs associated with warrants	—	776
Accretion of discount on short-term investments	(218)	(381)
Changes in operating assets and liabilities:
Prepaid expenses, other current and non-current assets	(11)	(1,004)
Accounts payable	(88)	726
Accrued expenses and other liabilities	(121)	(839)
Net cash used in operating activities	(11,548)	(11,507)
Investing activities:
Purchase of investments	(13,940)	(17,853)
Maturity of investments	12,845	9,850
Purchase of property and equipment	(14)	—
Net cash used in investing activities	(1,109)	(8,003)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	8	18,983
Proceeds from exercise of stock options	—	4
Proceeds from issuance of promissory note payable, net	9,664	—
Proceeds from issuance of common stock from ATM Facility, net of issuance costs	968	49
Net cash provided by financing activities	10,640	19,036
Net decrease in cash and cash equivalents	(2,017)	(474)
Cash and cash equivalents at beginning of period	7,935	5,530
Cash and cash equivalents at end of period	$5,918	$5,056
Supplemental cash flow information:
Financing costs included in accounts payable and accrued expenses	$—	$5

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

Liquidity and Need for Additional Capital

The Company has experienced net losses and negative cash flows from operating activities since its inception. The Company has an accumulated deficit of $170.8 million as of June 30, 2025 and a net loss of $6.0 million and $11.0 for the three and six months ended June 30, 2025, respectively. Substantially all of the Company’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.

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

From inception to June 30, 2025, the Company has completed financings from the sale of preferred and common stock for total net proceeds of $141.7 million and has issued convertible promissory notes and promissory notes for net proceeds of $18.3 million. In connection with the Merger, the Company received approximately $29.4 million of cash, cash equivalents and short-term investments. On February 28, 2025, the Company entered into the (“Loan Agreement”) with Avenue Venture Opportunities Fund II, L.P. and Avenue Capital Management II, L.P. for an initial $10.0 million of gross proceeds. At June 30, 2025, the Company had cash, cash equivalents and short-term investments of approximately $18.0 million.

The Company intends to seek additional funding through public and private financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although the Company has been successful in raising capital in the past, there is no assurance of success in obtaining such additional financing on terms acceptable to us, if at all, and there is no assurance that the Company will be able to enter into collaborations or other arrangements. In addition, the terms of the Loan Agreement contain certain restrictions on incurring additional indebtedness. If the Company is unable to obtain funding when required or on acceptable terms, the Company may be required to scale back or discontinue the advancement of the product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity or cease operations.

Based on the Company’s current operating plans, management believes its cash, cash equivalents and short-term investments may not be sufficient to fund its operations for a period of one year following the issuance of these financial statements. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements have been prepared on a basis which assumes we are a going concern and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern.

If the Company becomes unable to continue as a going concern, it may have to liquidate its assets, and might realize significantly less than the values at which they are carried on its financial statements, and stockholders may lose all or part of their investment in the Company’s common stock.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”), of the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s unaudited condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s unaudited condensed consolidated financial statements relate to accruals for research and development expenses, valuation of promissory notes, valuation of warrants and valuation of equity awards. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

The Company is dependent on contract manufacturing organizations (“CMO”) to supply products for research and development of its product candidates, including preclinical and clinical studies, and for commercialization of its product candidates, if approved. The Company’s development programs could be adversely affected by any significant interruption in CMO operations or by a significant interruption in the supply of active pharmaceutical ingredients and other components.

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

Short-term Investments

The Company invests excess cash in commercial paper, corporate debt securities, U.S. treasury bills and U.S. government sponsored entities, such as mortgage-backed securities. These investments are included in short-term investments on the balance sheet, classified as available-for-sale and reported at fair value with unrealized gains and losses included in accumulated other comprehensive loss. Realized gains and losses on the sale of these securities are recognized in net gain (loss) in other income (expense) in the unaudited condensed consolidated statements of operations.

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

The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using income from operations. Net loss is also a measure that is considered in monitoring budget versus actual results. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total assets.

The following table presents information about reported segment loss and significant segment expenses for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment research and development (a) (b)	$(3,664)	$(3,959)	$(7,704)	$(6,724)
Segment general and administrative (a) (b)	(1,769)	(2,069)	(3,661)	(4,643)
Stock-based compensation (see Note 7)	(1,174)	(486)	(1,724)	(900)
Depreciation expense	(14)	(15)	(29)	(29)
Operating loss	$(6,621)	$(6,529)	$(13,118)	$(12,296)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated operating loss	$(6,621)	$(6,529)	$(13,118)	$(12,296)
a)
Stock-based compensation expense of $381,000 and $190,000 related to research and development and $793,000 and $296,000 related to general and administrative have been excluded for the three months ended June 30, 2025 and 2024. Stock-based compensation expense of $559,000 and $361,000 related to research and development and $1,165,000 and $539,000 related to general and administrative have been excluded for the six months ended June 30, 2025 and 2024. All amounts are included within stock-based compensation expense.
b)
Depreciation expense of $7,000 and $8,000 related to research and development and $7,000 and $7,000 related to general and administrative have been excluded for the three months ended June 30, 2025 and 2024. Depreciation expense of $13,000 and $16,000 related to research and development and $16,000 and $13,000 related to general and administrative have been excluded for the six months ended June 30, 2025 and 2024. All amounts are included within depreciation expense.

Fair Value Promissory Note

As permitted under ASC 825, Financial Instruments, the Company has elected the fair value option to account for its promissory note due to certain embedded features within the notes. The Company recognizes the promissory note at fair value with changes in fair value recognized in the unaudited condensed consolidated statements of operations located on the change in fair value of financial instruments line item. Changes in fair value as a result of the Company’s own credit risk is reflected in other income in the unaudited condensed consolidated statements of operations. As a result of applying the fair value option, direct costs and fees related to the promissory note were expensed as incurred and not deferred.

Leases

The Company leases office space with an original lease term of twelve months and does not have a right-of-use asset or lease liability recorded. The Company's policy is not to record leases with an original term of twelve months or less on the unaudited condensed consolidated balance sheets. The Company recognizes lease expense for this short-term lease on a straight-line basis over the term of the lease. The lease is accounted for under ASC 842, Leases, and has been classified as an operating lease. Rent expense recognized was $33,000 and $30,000 for the three months ended June 30, 2025 and 2024, respectively, and $63,000 and $60,000 for the six months ended June 30, 2025 and 2024, respectively.

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

Deferred Offering Costs

The Company capitalizes costs that are directly associated with equity financings until such financings are consummated, at which time such costs are recorded against the gross proceeds of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations and comprehensive loss. As of June 30, 2025, the Company had deferred costs associated with its ATM Facility (as defined in Note 6) and expensed these costs in the Company’s unaudited condensed consolidated statements of operations.

Warrant Liability

As a result of the 2024 Private Placement (described in Note 6), certain warrants to purchase common stock were deemed freestanding warrants and are reflected in the Company’s unaudited condensed consolidated balance sheets as a liability as of and for the period ending June 30, 2025.

Stock-based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee stock options, restricted stock units (“RSU’s”) and Common Stock Warrants (as defined in Note 6) recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. The Company estimates the fair value of stock option grants, RSU’s and Common Stock Warrants using the Black-Scholes option pricing model (“Black-Scholes”). Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. Equity-based compensation expense is classified in the statements of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified. The fair value of each stock option grant, RSU and Common Stock Warrant is estimated on the date of grant using Black Scholes. The following summarizes the inputs used:

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

Beginning in November 2020, Private CalciMedica has paid consulting fees monthly to a consulting firm affiliated with the Company’s former interim chief financial officer in connection with its consulting agreement. In November 2024, the interim chief financial officer was replaced with a chief financial officer. The Company recorded expense of $86,000 and $186,000 during the three and six months ended June 30, 2024, respectively, in general and administrative expense in the unaudited condensed consolidated statements of operations.

In May 2024, the Company granted a warrant to purchase 10,000 shares of common stock to a consulting firm affiliated with the Company’s former interim chief financial officer. The warrant is classified as equity, and the Company recorded expense of $2,000 and $3,000 for the three months ended June 30, 2025 and 2024, respectively, and $7,000 and $3,000 for the six months ended June 30, 2025 and 2024, respectively, in general and administrative expense in the unaudited condensed consolidated statements of operations.

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

In the periods presented, the Company’s outstanding stock options, RSU’s and warrants, other than the Pre-Funded Warrants and Placement Agent Warrants, were excluded from the calculation of net loss per share because the effect would be antidilutive. Accordingly, in periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) which requires public entities to disclose in the notes to financial statements, of additional specified information about certain costs and expenses. For public business entities, the guidance is effective for annual periods beginning after December 15, 2026 and interim periods after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact that this guidance will have on the unaudited condensed consolidated financial statements.

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

The Common Warrants (as defined in Note 6) were valued using Black-Scholes utilizing the following inputs; (i) a risk-free interest rate; (ii) volatility based on the expected term of the Common Warrant; (iii) and an exercise price and stock price on the date of the transaction. Several different scenarios were considered, and probability weighted to arrive at the final valuation. Increases or decreases in the fair value of the Common Warrants can result from updates to assumptions such as the expected timing or probability of the different settlement scenarios. Judgment is used in determining these assumptions as of the initial valuation date and at each subsequent reporting period. Updates to assumptions could have a significant impact on our results of operations in any given period.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$3,882	$—	$—	$3,882
Commercial paper	—	499	—	499
Corporate debt securities	—	992	—	992
U.S. Treasury bills	—	499	—	499
Total cash equivalents	3,882	1,990	—	5,872
Short-term investments:
Commercial paper	—	6,330	—	6,330
U.S. Treasury bills	—	4,473	—	4,473
U.S. Government sponsored entities - mortgage backed securities	—	1,236	—	1,236
Total short-term investments	—	12,039	—	12,039
Total assets measured at fair value	$3,882	$14,029	$—	$17,911

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$6,117	$—	$—	$6,117
Commercial paper	—	746	—	746
U.S. Treasury bills	—	749	—	749
Total cash equivalents	6,117	1,495	—	7,612
Short-term investments:
Commercial paper	—	6,573	—	6,573
U.S. Treasury bills	—	3,227	—	3,227
U.S. Government sponsored entities - mortgage-backed securities	—	934	—	934
Total short-term investments	—	10,734	—	10,734
Total assets measured at fair value	$6,117	$12,229	$—	$18,346

Money market funds are highly liquid investments which are actively traded. The pricing information on the Company’s money market funds is based on quoted prices in active markets for identical securities. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

Commercial paper, Corporate debt securities, U.S Treasury bills and U.S. Government sponsored entities - mortgage-backed are classified as Level 2 within the hierarchy and are carried at fair value with unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity until realized. The Company estimates the fair values of these securities by taking into consideration valuations obtained from third-party pricing sources.

During the six months ended June 30, 2025, there were no transfers between Level 1, Level 2 and Level 3.

The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands).

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Promissory Note	$—	$—	$8,500	$8,500
Warrant Liability	—	—	1,000	1,000
Total liabilities measured at fair value	$—	$—	$9,500	$9,500

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant Liability	$—	$—	$1,700	$1,700
Total liabilities measured at fair value	$—	$—	$1,700	$1,700

The following provides a reconciliation for all liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2025 and 2024 (in thousands):

Promissory Note liability
Balance at December 31, 2024	$—
Issuance of Promissory Note	8,923
Change in Fair Value of Promissory Note	(323)
Balance at March 31, 2025	8,600
Change in Fair Value of Promissory Note	(100)
Balance at June 30, 2025	$8,500

Warrant liability
Balance at December 31, 2024	$1,700
Issuance of Lender Warrants	$1,077
Change in Fair Value of Tranche B Warrants	$(1,200)
Change in Fair Value of Lender Warrants	(177)
Balance at March 31, 2025	1,400
Change in Fair Value of Tranche B Warrants	(200)
Change in Fair Value of Lender Warrants	(200)
Balance at June 30, 2025	$1,000

Balance at December 31, 2023	$11,190
Change in Fair Value of Warrants	(5,590)
Balance at March 31, 2024	5,600
Change in Fair Value of Warrants	(2,300)
Balance at June 30, 2024	$3,300

The following table presents information as to cost, unrealized gains and losses and fair value determination of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$3,882	$—	$—	$3,882
Commercial paper	499	—	—	499
Corporate debt securities	992	—	—	992
U.S Treasury bills	499	—	—	499
Total cash equivalents	5,872	—	—	5,872
Short-term investments:
Commercial paper	6,331	—	(1)	6,330
U.S Treasury bills	4,476	—	(3)	4,473
U.S. Government sponsored entities - mortgage-backed securities	1,236	—	—	1,236
Total short-term investments	12,043	—	(4)	12,039
Total assets measured at fair value	$17,915	$—	$(4)	$17,911

As of June 30, 2025, the contractual maturities of all available-for-sale investments were less than 12 months. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. The Company had short-term investments in unrealized loss positions as of June 30, 2025.

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

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued payroll and other employee benefits	$488	$531
Accrued professional fees	373	286
Accrued other	34	49
Total accrued expenses	$895	$866

5. Promissory Note

On February 28, 2025 (the “Closing Date”), the Company executed the Loan Agreement with Avenue Venture Opportunities Fund II, L.P. (“Lender”) and Avenue Capital Management II, L.P., as administrative agent and collateral agent, for growth capital loans in an aggregate principal amount of up to $32,500,000 (the “Loan”), with (i) $10,000,000 funded on the Closing Date (“Tranche 1”), (ii) up to $7,500,000 to be made available to the Company between September 1, 2025 and March 31, 2026, subject to, among other things, the Company’s achievement of certain milestones with respect to certain of its ongoing clinical trials

(“Tranche 2”) and (iii) up to $15,000,000 to be made available to the Company between October 1, 2025 and March 31, 2026, subject to, among other things, (a) the Company’s achievement of additional milestones with respect to certain of its ongoing clinical trials and (b) the mutual written agreement of the Company and the Lender (upon its investment committee approval). At the closing date, up to $1,000,000 of the principal outstanding may be converted into shares of the Company’s unrestricted, freely tradable common stock at a price equal to 20% premium to the exercise price of the warrants (see note 6 for further description of the warrants) at the Lender’s option. Upon drawing Tranche 2, $1,000,000 will be added to the conversion option for a total of $2,000,000. The Company will make interest only payments until the 18 month anniversary of the Closing Date, subject to a 6-month extension upon the Company’s achievement of certain milestones with respect to certain of its ongoing clinical trials and funding of the full amount under Tranche 2. The Loan is evidenced by a promissory note and bears interest at an annual rate equal to the greater of (a) the sum of 5.00% plus the prime rate as reported in The Wall Street Journal and (b) 12.75%. The Loan is secured by a lien upon and security interest in all of the Company’s assets, including intellectual property, subject to agreed exceptions. The maturity date of the Loan is September 1, 2028 (the “Maturity Date”).

As of June 30, 2025, future promissory note payments are as follows (in thousands):

2025	$652
2026	2,515
2027	5,780
2028	4,286
Future promissory note payments	$13,233

The Company determined the promissory note was eligible for the fair value election, and the Company elected to account for the promissory note at fair value. The Company allocated the gross proceeds on a relative fair value basis. The initial fair of the promissory notes was $8.9 million. The valuation methodology was a scenario-based analysis utilizing a discounted cash flow framework to value the “straight debt” portion of the Notes and Black-Scholes to value the conversion feature associated with the Notes. Major inputs/assumptions associated with the fair value of the Notes include: a) Calibrated Discount Rate of 13.7%, b) Scenario Weighting for Repayment through Maturity of 80%, c) Scenario Weighting for Repayment through Milestone of 20%, d) Timing of Milestone of 12/31/25, and e) Volatility used in Black-Scholes to value conversion feature of 100%. The fair value of the Lender Warrants was estimated using Black-Scholes (see Note 6).

As of the balance sheet date of June 30, 2025, the value of the promissory note was $8.5 million, with a change in fair value of $0.1 million and $0.4 million for the three and six months ended June 30, 2025, respectively, being recorded in the unaudited condensed consolidated statements of operations in other income/(expense).

6. Common Stock and Stockholders' Equity

Authorized Shares

The Company's current Amended and Restated Certificate of Incorporation authorizes 500,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

On January 19, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors, in which the Company sold the following securities to the accredited investors in a private placement transaction (the “2024 Private Placement”): (i) an aggregate of 4,985,610 shares of common stock; (ii) to certain investors, in lieu of shares of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 306,506 shares of common stock and exercisable at any time; (iii) Tranche A Common Warrants (the “Tranche A Common Warrants”) to purchase an aggregate of up to 2,646,058 shares of common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of common stock issuable upon exercise of such Pre-Funded Warrants); and (iv) Tranche B Common Warrants (the “Tranche B Common Warrants” and together with the Tranche A Common Warrants, the “Common Warrants”) to purchase an aggregate of up to 2,646,058 shares of common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of common stock issuable upon exercise of such Pre-Funded Warrants). At date of issuance, the fair value of the common stock was $8.5 million using the relative fair value method and is included in equity at June 30, 2025.

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

In connection with the 2024 Follow-on, on October 30, 2024, the Company suspended sales of common stock under the ATM Facility pursuant to the Original Prospectus Supplement, and until December 20, 2024, did not offer for sale any shares of common stock. The Company filed a prospectus supplement (the “December Prospectus Supplement”) with the Securities and Exchange Commission (“SEC”) on December 20, 2024 for an aggregate gross sales price of up to $4.45 million of shares of common stock to be sold pursuant to the ATM Facility.

The Company intends to use the net proceeds from the ATM Facility for general corporate purposes, which may include research and development expenses, clinical trial expenses, capital expenditures and working capital. The ATM Facility will terminate upon the earlier of (i) the sale of all of the shares of our common stock provided for in the at the market offering prospectus or (ii) termination of the ATM Agreement as permitted therein. The ATM Agreement may be terminated at any time by either party upon written notice. During the three months ended June 30, 2025, there were no shares sold under the ATM Facility. As of June 30, 2025, the Company has sold 591,595 shares of common stock for net proceeds of $1.3 million, after deducting $45,000 of commissions and settlement expenses paid under the ATM Facility. As of June 30, 2025, the Company’s remaining capacity for sales of common stock pursuant to the December Prospectus Supplement was $3.45 million.

Common Stock Warrants

In October 2022, Private CalciMedica granted warrants to certain officers and directors to purchase 496,970 shares of common stock. In conjunction with the Merger, the warrants converted to 14,313 warrants of the Company at an exercise price of $10.42. The warrants have a 10-year term and vest ratably over 12 and 48 months. At the date of issuance, the fair value of the warrants collectively was $125,000 and was determined utilizing Black-Scholes and will be recognized as general and administrative expense over the vesting periods. Assumptions used in the valuation were as follows: expected term of ten years, risk free rate of 4.10%, volatility of 82% and a dividend yield of zero. The warrants are classified as equity, and the Company expensed zero and $2,000 to general and administrative expense for the three months ended June 30, 2025 and 2024, respectively, and $1,000 and $4,000 to general and administrative expense for the six months ended June 30, 2025 and 2024, respectively.

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

The Tranche A Common Warrants had a strike price of $5.36 per share, were not deemed equity and were classified as a liability in the Company’s unaudited condensed consolidated balance sheets. At the date of issuance, the fair value of the Tranche A Common Warrants was $4.1 million utilizing Black-Scholes with the following assumptions: expected term of 0.94 years, risk-free interest rate of 4.9%, volatility of 100% and a dividend yield of zero. As of the balance sheet date of June 30, 2025, the value of the Tranche A Common Warrants was zero as the Tranche A Common Warrants expired on July 27, 2024. For the three and six months ended June 30, 2024, there was a change in fair value of $1.2 million and $3.9 million, respectively, being recorded in the unaudited condensed consolidated statements of operations in other income/(expense).

The Tranche B Common Warrants have a strike price of $7.15 per share, are not deemed equity and are classified as a liability in the Company’s unaudited condensed consolidated balance sheets. At the date of issuance, the fair value of the Tranche B Common Warrants was $7.1 million utilizing Black-Scholes with the following assumptions: expected term of 1.69 years, risk-free interest rate of 4.5%, volatility of 100% and a dividend yield of zero. As of the balance sheet date of June 30, 2025, the value of the Tranche B Common Warrants was $0.3 million, with the change in fair value of $0.2 million and $1.1 million for the three months ended June 30, 2025 and 2024, respectively, and $1.4 million and $4.0 million for the six months ended June 30, 2025 and 2024, respectively, recorded in the unaudited condensed consolidated statements of operations in other income/(expense).

The Pre-Funded Warrants have a strike price of $0.0001 per share, are deemed equity and included in the equity section of the Company’s unaudited condensed consolidated balance sheets. At date of issuance, the fair value of the Pre-Funded Warrants was $0.5 million using the relative fair value method and is included in stockholders’ equity at June 30, 2025.

The Placement Agent Warrants have a strike price of $0.0001 per share, are deemed equity and included in the equity section of the Company’s unaudited condensed consolidated balance sheets. At date of issuance, the fair value of the Placement Agent Warrants was $0.1 million using the relative fair value method and is included in equity at June 30, 2025.

In May 2024, the Company granted a warrant to a consulting firm affiliated with its former interim chief financial officer to purchase 10,000 shares of common stock. At the date of issuance, the fair value of the warrant was $20,000 and was determined utilizing Black-Scholes and will be recognized as general and administrative expense over the vesting periods. Assumptions used in the valuation were as follows: expected term of twelve months, risk free rate of 4.42%, volatility of 89% and a dividend yield of zero. The warrant is classified as equity, and the Company expensed $2,000 and $3,000 for the three months ended June 30, 2025 and 2024, respectively and $7,000 and $3,000 for the six months ended June 30, 2025 and 2024, respectively, to general and administrative expense.

In connection with the Loan, pursuant to the funding of Tranche 1 on the Closing Date, the Company issued to the Lender a warrant to purchase 641,163 shares of common stock of the Company (the “Warrant”) at an exercise price per share equal to $2.32 (the “Stock Purchase Price”) and are classified as a liability in the Company’s unaudited condensed consolidated balance sheets. At the date of issuance, the fair value of the Warrant was $1.1 million and was determined utilizing Black-Scholes with the following assumptions: expected term of 5.0 years, risk-free interest rate of 4.0%, volatility of 100% and a dividend yield of zero. The Warrant is exercisable until February 28, 2030 (the “Expiration Date”) and upon a change of control, the Lender would be entitled to receive the shares of common stock underlying the Warrant without payment of the exercise price. As of the balance sheet date June 30, 2025, the value of the Warrant was $0.7 million, with a change in fair value of $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively, being recorded in the unaudited condensed consolidated statements of operations in other income/(expense).

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

2023 Equity Incentive Plan

The Company adopted the 2023 Equity Incentive Plan (the “2023 Plan”), which became effective at the closing of the Merger and replaced its 2020 Equity Incentive Plan (the “2020 Plan”) on the effective date of the Merger. As of the effective date of the Merger, there were 1,000,000 shares of the Company’s common stock available for grant under the 2023 Plan. In addition, the share reserve is subject to annual increases each January 1 for the first ten years following approval of the 2023 Plan of up to 5% of shares of the Company’s common stock outstanding (or a lesser number determined by the Company’s board of directors). Effective January 1, 2024, the shares reserved for issuance under the 2023 Plan was increased by 287,725 shares of the Company’s common stock. Effective March 28, 2024, the Board approved an increase of 1,500,000 shares of the Company’s common stock reserved under the 2023 Plan, which was subsequently approved by the stockholders of the Company on August 27, 2024. As of January 1, 2025 an additional 674,095 shares of the Company’s common stock were added to the plan per the annual increase. On April 23, 2025 the Board approved an increase of 600,000 shares of the Company’s common stock reserved for issuance under the 2023 Plan, which was subsequently approved by the stockholders of the Company on June 24, 2025. As of June 30, 2025, 139,709 shares of the Company’s common stock were available for grant under the 2023 Plan.

2023 Employee Stock Purchase Plan

The Company adopted the 2023 Employee Stock Purchase Plan (the “2023 ESPP”) which became effective at the closing of the Merger. As of the effective time of the Merger, there were 65,000 shares of the Company’s common stock reserved for issuance under the 2023 ESPP. In addition, the share reserve is subject to annual increases each January 1 for the first ten years following approval of the 2023 ESPP of the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 195,000 shares of the Company’s common stock, or (iii) such lesser number of shares of the Company’s common stock as determined by the Company’s board of directors. An annual increase of 57,545 and 134,819 shares of the Company’s common stock was automatically added to the share reserve under the 2023 ESPP on January 1, 2024 and 2025, respectively. As of June 30, 2025, 257,364 shares of the Company’s common stock were available for grant under the 2023 ESPP.

As of June 30, 2025, no shares have been issued under the 2023 ESPP.

The following table summarizes the stock option transactions for the 2023 Plan:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	2,824,443	$5.51	8.15	$316
Granted	1,994,652	1.55	9.86	134
Cancelled	(40,000)	3.71	—	—
Outstanding at June 30, 2025	4,779,095	$3.87	8.57	$134
Vested and exercisable at June 30, 2025	2,149,098	$5.04	7.67	$38

There were no options exercised and 1,994,652 options granted during the six months ended June 30, 2025. The weighted-average fair value of options granted during the six months ended June 30, 2025 and 2024 was $1.31 and $4.17 per share, respectively. The total fair value of shares vested was $1.6 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, stock-based compensation not yet recognized is $5.6 million, which the Company expects to recognize over an estimated weighted-average term of 2.6 years.

The following are the underlying assumptions in Black-Scholes to determine the fair value of the stock option grants for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Risk free interest rate	3.49%	2.96%
Expected volatility	101%	89%
Expected term (years)	5.87	6.08
Expected dividend yield	0%	0%

Restricted Stock Units (“RSU’s”)

The fair value of RSU’s is determined on the date of grant based on the market price of the Company’s common stock on that date. The aggregate grant date fair value of RSU’s vested during the six months ended June 30, 2025 was zero.

The following table summarizes restricted stock unit activity for the CalciMedica Plans:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	40,000	$3.50
Outstanding at June 30, 2025	40,000	$3.50
Vested and exercisable at June 30, 2025	—	$—

Stock-based Compensation Expense

Stock-based compensation expense recognized for options, RSU’s and Common Stock Warrants granted was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$381	$190	$559	$361
General and administrative	793	296	1,165	539
Total stock-based compensation expense	$1,174	$486	$1,724	$900

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at June 30, 2025:

June 30,
2025
Common stock warrants	3,993,784
Stock options issued and outstanding	4,779,095
Restricted stock units outstanding	40,000
Shares available for issuance under the 2023 Plan	139,709
Shares available under the 2023 ESPP	257,364
Total	9,209,952

8. Commitments and Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

The Company has historically entered into contracts in the normal course of business with contract development and manufacturing organizations, for the manufacturing process development and the preclinical/clinical supply manufacturing, and our vendors for preclinical research studies and other services or products for operating purposes. These contracts generally provide for termination on notice of 60 to 90 days. As of June 30, 2025, there are four such contracts related to the CMO for the development of Auxora for $0.5 million of associated costs, still in effect for future services, and there were no unpaid cancellation or other related costs.

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

Rent expense for the three months ended June 30, 2025 and 2024 was $33,000 and $30,000, respectively, and for the six months ended June 30, 2025 and 2024 was $63,000 and $60,000, respectively, which is included in operating expenses.

9. Employee Benefits

In January 2007, Private CalciMedica adopted a defined contribution 401(k) plan for substantially all employees. There were no contributions made by the Company to the 401(k) plan for the three and six months ended June 30, 2025 and 2024, respectively.

10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2025 and 2024 due to continuing losses. As of both June 30, 2025 and December 31, 2024, the Company continues to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative net losses.

11. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(5,956)	$(3,954)	$(10,998)	$(3,824)
Denominator
Basic and diluted
Weighted-average common shares outstanding, basic and diluted	13,971,990	10,746,802	13,742,942	10,106,300
Weighted-average pre-funded warrants outstanding, basic and diluted	306,506	306,506	306,506	269,456
Weighted-average placement agent warrants outstanding, basic and diluted	75,745	75,745	75,745	66,029
Weighted-average lender warrants outstanding, basic and diluted	641,163		435,707	—
Weighted-average number of shares used to calculate basic and diluted net loss per share	14,995,404	11,129,053	14,560,900	10,441,785

Net loss per share - basic and diluted	$(0.40)	$(0.36)	$(0.76)	$(0.37)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of June 30,
	2025	2024
Stock options to purchase common stock	4,779,095	2,140,954
Restricted stock units	40,000	—
Warrants to purchase common stock	3,611,531	5,654,299
Total	8,430,626	7,795,253

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

Our lead product candidate is Auxora, a potent and selective intravenous formulated small molecule CRAC channel inhibitor containing the active compound zegocractin (formerly referred to as CM4620) that, in animal models, reduced acute epithelial and/or endothelial cell injury and inflammation in organs, such as the pancreas, lungs and kidneys. Multiple Phase 2 clinical trials with Auxora have been conducted: an open-label Phase 2a trial in acute pancreatitis (“AP”) with accompanying systematic inflammatory response syndrome (“SIRS”), an international, randomized, double-blind placebo-controlled Phase 2b trial in AP with SIRS (which we refer to as “CARPO”), an investigator led open-label Phase 1/2 trial in asparaginase-induced pancreatic toxicity (“AIPT”) (which we also refer to as “CRSPA”) in which the first cohort of patients has been completed, a placebo-controlled double-blind Phase 2 trial in severe COVID-19 pneumonia (which we also refer to as “CARDEA”) and an investigator led open-label Phase 2a trial in COVID-19 pneumonia patients with acute respiratory distress syndrome (“ARDS”). We observed in all of these trials that patients treated with Auxora experienced a reduction of organ damage and reduced time to recovery. We believe the consistency of the results we observed from these trials in two different acute critical care conditions are mutually supportive and reinforce our plans to further pursue the use of Auxora in several additional acute critical illnesses, including acute kidney injury (“AKI”) with associated acute hypoxemic respiratory failure (“AHRF”), in which we are currently conducting a Phase 2 trial (which we also refer to as “KOURAGE”) with data expected in early 2026. Additionally, we have conducted a productive initial meeting with the FDA to present the findings from the Phase 2b CARPO trial and discuss the design of a pivotal trial in AP. Additional meetings with the FDA are anticipated in the second half of 2025, with alignment on the trial design anticipated around the end of the year.

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

In connection with the 2024 Follow-On, on October 30, 2024, we suspended sales of common stock under the ATM Facility pursuant to the Original Prospectus Supplement, and until December 20, 2024, did not offer for sale any shares of common stock pursuant to the ATM Agreement. We filed a prospectus supplement (the “December Prospectus Supplement”) with the SEC on December 20, 2024 for an aggregate gross sales price of up to $4.45 million of shares of common stock to be sold pursuant to the ATM Facility. As of June 30, 2025, we sold an aggregate of 591,595 shares of common stock for net proceeds of $1.3 million after deducting $45,000 of commissions paid under the ATM Facility. As of June 30, 2025, the Company’s remaining capacity for sales of common stock pursuant to the December Prospectus Supplement was $3.45 million.

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

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Through June 30, 2025, our operations have been funded primarily by aggregate net proceeds of $189.4 million from the issuance of convertible preferred stock, convertible promissory notes, promissory notes, common stock, and the Merger. Since inception we have had significant operating losses, except for the three month period ending March 31, 2024. Our net loss was $11.0 million for the six months ended June 30, 2025. Included in the net loss for the six months ended June 30, 2025 were total operating expenses of $13.1 million and interest expense of $0.8 million, offset by a gain from the fair value adjustment to our warrant liability and promissory note of $2.2 million, interest income of $0.4 million and other income of $0.3 million. As of June 30, 2025, we had an accumulated deficit of $170.8 million and $18.0 million in cash, cash equivalents and short-term investments. We expect that our cash, cash equivalents and short-term investments will enable us to fund our current operating plan into the middle of 2026. As a result, there is substantial doubt about our ability to continue as a going concern.

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

Other Income

Our other income includes (i) interest income and expense and changes in the fair value of the promissory note; (ii) changes in the fair value of our warrant liabilities; and (iii) other non-operating income.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following sets forth our results of operations (in thousands):

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
Operating expenses:
Research and development	$4,052	$4,157	$(105)	(3%)
General and administrative	2,569	2,372	197	8%
Total operating expenses	6,621	6,529	92	1%
Loss from operations	(6,621)	(6,529)	(92)	1%
Other income	665	2,575	(1,910)	(74%)
Net loss	$(5,956)	$(3,954)	$(2,002)	51%

Research and Development Expenses

Research and development expenses comprised (in thousands):

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
Preclinical studies and clinical trial-related activities	$2,184	$1,748	$436	25%
Chemistry, manufacturing and controls	97	956	(859)	(90%)
Personnel costs	1,091	862	229	27%
Consultants and other costs	680	591	89	15%
Total research and development expenses	$4,052	$4,157	$(105)	(3%)

Research and development expenses were $4.1 million for the three months ended June 30, 2025, compared to $4.2 million for the three months ended June 30, 2024. The decrease of $0.1 million was due primarily to a decrease of $0.9 million in chemistry, manufacturing and control activities offset by an increase of $0.4 million in preclinical activities relating to Auxora and our oral compound, an increase of $0.2 million in personnel and consultants and other costs of $0.1 million.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (in thousands):

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
Personnel costs	$1,525	$885	$640	72%
Facility costs	142	139	3	2%
Professional services	619	980	(361)	(37%)
Consultants and other costs	283	368	(85)	(23%)
Total general and administrative expenses	$2,569	$2,372	$197	8%

General and administrative expenses were $2.6 million for the three months ended June 30, 2025, compared to $2.4 million for the three months ended June 30, 2024. The increase of $0.2 million was primarily related to an increase in personnel costs of $0.6 million partially offset by a decrease in professional services of $0.4 million.

Other Income

Other income for the three months ended June 30, 2025 was income of $0.7 million, compared to $2.6 million for the three months ended June 30, 2024. The decrease of $1.9 million was due to a $1.8 million decrease in fair value adjustments to our financial instruments for the three months ended June 30, 2025, an increase in interest expense associated with our promissory note of $0.3 million and a decrease of $0.1 million of interest income as of June 30, 2025. These were offset by miscellaneous income of $0.3 million for the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following sets forth our results of operations (in thousands):

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
Operating expenses:
Research and development	$8,276	$7,101	$1,175	17%
General and administrative	4,842	5,195	(353)	(7%)
Total operating expenses	13,118	12,296	822	7%
Loss from operations	(13,118)	(12,296)	(822)	7%
Other income	2,120	8,472	(6,352)	(75%)
Net loss	$(10,998)	$(3,824)	$(7,174)	188%

Research and Development Expenses

Research and development expenses comprised (in thousands):

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
Preclinical studies and clinical trial-related activities	$4,132	$3,116	$1,016	33%
Chemistry, manufacturing and controls	850	1,223	(373)	(30%)
Personnel	1,969	1,732	237	14%
Consultants and other costs	1,325	1,030	295	29%
Total research and development expenses	$8,276	$7,101	$1,175	17%

Research and development expenses were $8.3 million for the six months ended June 30, 2025, compared to $7.1 million for the six months ended June 30, 2024. The increase of $1.2 million was due primarily to an increase of $1.0 million in preclinical and clinical trial related activities relating to Auxora and our oral compound, an increase of $0.3 million in consultants and other costs, and personnel of $0.2 million. These were all offset by a decrease of $0.3 million in chemistry, manufacturing and control activities in regard to our Phase 2 clinical trials of Auxora.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (in thousands):

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
Personnel costs	$2,680	$1,706	$974	57%
Facility costs	282	289	(7)	(2%)
Professional services	1,338	1,773	(435)	(25%)
Consultants and other costs	542	1,427	(885)	(62%)
Total general and administrative expenses	$4,842	$5,195	$(353)	(7%)

General and administrative expenses were $4.8 million for the six months ended June 30, 2025, compared to $5.2 million for the six months ended June 30, 2024. The decrease of $0.4 million was primarily related to a decrease in consultants and other costs of $0.9 million driven by transactions costs associated with the 2024 Private Placement as of the six months ended June 30, 2024 and professional services of $0.4 million. These costs were partially offset by an increase in personnel costs of $0.9 million driven by increased headcount for the six months ended June 30, 2025.

Other Income

Other income for the six months ended June 30, 2025 was income of $2.1 million, compared to $8.5 million for the six months ended June 30, 2024. The decrease of $6.4 million was due to the fair value adjustments to our financial instruments which resulted in a net gain of $2.2 million compared to a $7.9 million gain for the six months ended June 30, 2025 and 2024, respectively. Additionally we had an increase in interest expense associated with our promissory note issued pursuant to the Loan Agreement of $0.8 million and a decrease in interest income of $0.2 million driven by the balances of our cash equivalents and short-term investments. These decreases were offset by miscellaneous income of $0.3 million for the six months ended June 30, 2025.

Liquidity and Capital Resources

Overview

As of June 30, 2025 we had cash, cash equivalents and short-term investments of $18.0 million.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis which assumes we are a going concern and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Based on our current operating plans, we believe our cash, cash equivalents and short-term investments may not be sufficient to fund our operations for the period one year following the issuance of the accompanying financial statements. Specifically, we expect that our cash, cash equivalents and short-term investments will allow us to fund the current operating plan into the middle of 2026. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. In addition, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, nor will it be sufficient to pursue additional indications for Auxora, nor will it be sufficient to fund clinical work on other product candidates in our portfolio aside from Auxora, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. To fund our operations in both the near term and long term, we will need to raise additional capital to develop our product candidates and implement our operating plans. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders. In addition, the terms of the Loan Agreement contain certain restrictions on incurring additional indebtedness.

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
•
our ability to service and comply with the terms of our outstanding indebtedness;
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

In January 2024, we entered into the Purchase Agreement with certain accredited investors, in which we sold the following securities to the accredited investors the 2024 Private Placement: (i) an aggregate of 4,985,610 shares of our common stock; (ii) to certain investors, in lieu of shares, Pre-Funded Warrants to purchase an aggregate of 306,506 shares of our common stock; (iii) Tranche A Common Warrants to purchase an aggregate of up to 2,646,058 shares of our common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of our common stock issuable upon exercise of such Pre-Funded Warrants); and (iv) Tranche B Common Warrants to purchase an aggregate of up to 2,646,058 shares of our common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of our common stock issuable upon exercise of such Pre-Funded Warrants). The purchase price per share and accompanying Common Warrants was $3.827 (or $4.3915 for directors, employees or consultants participating in the 2024 Private Placement) (or $3.8269 per Pre-Funded Warrant and accompanying Common Warrants, which represented the price of $3.827 per share and accompanying Common Warrants minus the $0.0001 per share exercise price of each such Pre-Funded Warrant).

The initial closing of the 2024 Private Placement occurred on January 23, 2024 and the second closing occurred on February 5, 2024. Gross proceeds from the transaction were $20.4 million with net proceeds of approximately $19.0 million after deducting $1.4 million in commissions and other transaction costs. The Tranche A Common Warrants expired unexercised on July 27, 2024.

On November 1, 2024, we closed the 2024 Follow-On. The gross proceeds from the offering, before deducting underwriting discounts and commissions and offering expenses, were $10.2 million.

In connection with the 2024 Follow-On, on October 30, 2024, we suspended sales of common stock under the ATM Facility pursuant to the Original Prospectus Supplement, and until December 20, 2024, did not offer for sale any shares of common stock. We filed the December Prospectus Supplement with the SEC on December 20, 2024 for an aggregate gross sales price of up to $4.45 million of shares of common stock to be sold pursuant to the ATM Facility. As of June 30, 2025, we sold an aggregate of 591,595 shares of common stock for net proceeds of $1.3 million after deducting $45,000 of commissions paid under the ATM Facility. As of June 30, 2025, the Company’s remaining capacity for sales of common stock pursuant to the December Prospectus Supplement was $3.45 million.

On February 28, 2025, we entered into the Loan Agreement with Avenue Venture Opportunities Fund II, L.P. and Avenue Capital Management II, L.P., as administrative agent and collateral agent, for growth capital loans in an aggregate principal amount of up to $32,500,000, with (i) Tranche 1 for $10,000,000 funded on the Closing Date, (ii) Tranche 2 for up to $7,500,000 to be made available to the Company between September 1, 2025 and March 31, 2026, subject to, among other things, our achievement of certain milestones with respect to certain of its ongoing clinical trials and (iii) Tranche 3 for up to $15,000,000 to be made available to the Company between October 1, 2025 and March 31, 2026, subject to, among other things, (a) our achievement of additional milestones with respect to certain of its ongoing clinical trials and (b) the mutual written agreement of the Company and the Lender (upon its investment committee approval). We will make interest only payments until the 18 month anniversary of the Closing Date, subject to a 6-month extension upon our achievement of certain milestones with respect to certain of its ongoing clinical trials and funding of the full amount under Tranche 2. The Loan bears interest at an annual rate equal to the greater of (a)

the sum of 5.00% plus the prime rate as reported in The Wall Street Journal and (b) 12.75%. The Loan is secured by a lien upon and security interest in all of our assets, including intellectual property, subject to agreed exceptions. The Maturity Date of the Loan is September 1, 2028.

Our operations through June 30, 2025, have been funded primarily by aggregate net proceeds of $189.4 million from the issuance of convertible preferred stock, convertible notes, promissory notes, common stock, and the Merger. Since inception, we have had significant operating losses, except for the three month period ending March 31, 2024. Our net loss for the six months ended June 30, 2025 was $11.0 million and consisted of total operating expenses of $13.1 million and interest expense of $0.8 million offset by a gain from the fair value adjustment to our warrant liability and the promissory note of $2.2 million, interest income of $0.4 million and other income of $0.3 million. For the six months ended June 30, 2024, our net loss was $3.8 million consisting of $12.3 million of operating expenses offset by a gain from the fair value adjustment to our warrant liability of $7.9 million and interest income of $0.6 million. As of June 30, 2025, we had an accumulated deficit of $170.8 million and $18.0 million in cash, cash equivalents and short-term investments. During the six months ended June 30, 2025, cash used in operations was $11.5 million, primarily due to cash outlays for operations. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(11,548)	$(11,507)
Investing activities	(1,109)	(8,003)
Financing activities	10,640	19,036
Net decrease in cash and cash equivalents	$(2,017)	$(474)

Net Cash Used in Operating Activities

Cash used in operating activities of $11.5 million during the six months ended June 30, 2025 was attributable to our net loss of $11.0 million, non-cash items of $0.3 million and a net change in our operating assets and liabilities of $0.2 million. Non-cash items consisted primarily of $1.8 million and $0.4 million due to a change in our warrant liabilities and promissory note and accretion on our short term investments of $0.2 million offset by $1.7 million of stock-based compensation and promissory note issuance costs of $0.4 million as result of the debt financing in the first quarter of 2025.

Cash used in operating activities of $11.5 million during the six months ended June 30, 2024 was attributable to our net loss of $3.8 million, non-cash items of $6.6 million and a net change in our operating assets and liabilities of $1.1 million. Non-cash items consisted primarily of $7.9 million due to a change in our warrant liability as result of the 2024 Private Placement in the first quarter of 2024 and accretion on our short term investments of $0.4 million, offset by $0.8 million of transaction costs allocated to warrants and $0.9 million of stock-based compensation.

Net Cash Used in Investing Activities

Cash used in investing activities of $1.1 million for the six months ended June 30, 2025 consisted of purchases of short-term investments of $14.0 million offset by the maturing of short-term investments of $12.9 million.

Cash used in investing activities of $8.0 million for the six months ended June 30, 2024 consisted of the purchase of short-term investments of $17.9 million, offset by maturing of short-term investments of $9.9 million.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2025 was $10.6 million comprised of the debt financing of $9.6 million and $1.0 million as a result of our ATM.

Cash provided by financing activities for the six months ended June 30, 2024 was $19.1 million comprised of the sale and issuance of common stock of $20.4 million in the 2024 Private Placement and $0.1 million as a result of our ATM Facility, offset by transaction costs of $1.4 million.

Material Cash Requirements

Our material cash requirements from known contractual obligations consisted primarily of our lease obligation. We lease office and laboratory space in La Jolla, California with monthly rent expense of approximately $10,000 pursuant to a 12 month lease agreement that commenced in January 2023 and was amended and renewed in December 2023 for an additional 12 month term with monthly rent expense of approximately $10,000. In December 2024, an amendment was executed for a 12 month term with monthly rent expense of approximately $10,500. Over the next six months, we expect cash requirements for our lease obligation to be approximately $63,000.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our other pipeline programs, which include new product candidates, are in preclinical development. As of June 30, 2025, we had an accumulated deficit of $170.8 million and a net loss of $11.0 million for the six months ended June 30, 2025. Other than the three months ended March 31, 2024, we have incurred net losses since our inception. We have never generated revenue from product sales and we expect that it will be several years, if ever, before we have a product candidate ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

This Quarterly Report on Form 10-Q includes disclosures regarding management’s assessment of our ability to continue as a going concern as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of June 30, 2025, we had $18.0 million in cash, cash equivalents and short-term investments. Based on our current operating plans, we believe our existing resources will be sufficient to fund our current operations through certain clinical milestones into the middle of 2026. As a result, there is substantial doubt about our ability to continue as a going concern. In addition, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, nor will it be sufficient to pursue additional indications for Auxora like AHRF, nor will it be sufficient to fund clinical trials on other product candidates in our portfolio aside from the ongoing KOURAGE trial of Auxora, and we will need to raise substantial additional capital to complete the development and any commercialization of our product candidates.

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis which assumes we are a going concern and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern.

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
•
our ability to service and comply with the terms of our outstanding indebtedness;
•
the impacts of the ongoing or future international conflicts and potential future bank failures and international tariffs; and
•
the costs of operating as a public company.

Because we do not expect to generate revenue from product candidate sales for many years, if at all, we will need to obtain substantial additional funding in connection with our continuing operations and expected increases in expenses. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The impacts of the ongoing or future international conflicts and potential future bank failures and international tariffs on capital markets may affect the availability, amount and type of financing available to us in the future. In addition, the terms of the Loan Agreement contain certain restrictions on incurring additional indebtedness. Furthermore, due to our public float and limitations set forth in General Instructions I.B.6 of Form S-3, we are limited in the amount of securities we can sell under our Shelf Registration Statement. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our proprietary platform or product candidates.*

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants further limiting or restricting our ability to take specific actions, such as limitations on our ability to incur debt, make capital expenditures or declare dividends. For example, our Loan Agreement includes negative covenants restricting us from, among other things, transferring collateral, incurring additional indebtedness, paying cash dividends or making other distributions, making investments, creating liens and selling assets, in each case subject to certain exceptions.

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

Any acquisitions or strategic collaborations may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities or subject us to other risks.*

From time to time, we may evaluate various acquisitions and strategic collaborations, including licensing or acquiring complementary products and technologies, intellectual property rights, technologies or businesses. Any acquisition or strategic partnership may entail numerous risks, including, but not limited to:

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

On February 28, 2025, we entered into the Loan Agreement with Avenue Venture Opportunities Fund (the “Lender”), for (i) an initial growth capital loan in the principal amount of $10,000,000 funded on March 3, 2025 (ii) up to $7,500,000 to be made available to us between September 1, 2025 and March 31, 2026, subject to, among other things, our achievement of certain milestones with respect to certain of its ongoing clinical trials and (iii) up to $15,000,000 to be made available to us between October 1, 2025 and March 31, 2026, subject to, among other things, (a) our achievement of additional milestones with respect to certain of our ongoing clinical trials and (b) the mutual written agreement of us and the Lender (upon its investment committee approval).

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

The terms of the Loan Agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our operating and financial flexibility.*

The Loan Agreement includes customary affirmative and negative covenants, as well as standard events of default, including an event of default based on the occurrence of a material adverse event. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, paying cash dividends or making other distributions, making investments, creating liens, and selling assets, in each case subject to certain exceptions. These restrictive covenants could limit our flexibility in operating our business and our ability to pursue business opportunities that we or our stockholders may consider beneficial. In addition, the Lender could declare a default upon the occurrence of an event that it interprets could have a material adverse effect, as defined in the Loan Agreement. Upon the occurrence and continuance of an event of default, the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. Any declaration by the Lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. We may not have enough available cash or be able to raise additional funds through equity or debt financing to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

Our future success is dependent on our ability to complete clinical trials in a timely and successful manner and obtain marketing approval for and successfully commercialize Auxora, our lead product candidate. We are investing the majority of our efforts and financial resources in the research and development of Auxora for multiple indications. Auxora is currently in several studies: an ongoing Phase 1/2 clinical trial, for which the first cohort was completed, in pediatric patients with AIPT as a side effect of pediatric acute lymphoblastic leukemia treatment with asparaginase; and a Phase 2 trial in AKI that we initiated in July 2024. Auxora was also studied in a completed Phase 2b clinical trial in AP and accompanying SIRS and a completed Phase 2 trial in COVID-19 pneumonia patients with ARDS which may inform the design of clinical development in AHRS and/or ARDS due to a broad range of etiologies. We also have additional preclinical product candidates that will need to progress through IND application enabling studies prior to clinical development. None of our product candidates have advanced into late-stage or pivotal trials for the indications for which we are pursuing development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.

Although certain of our employees have prior experience with clinical trials, regulatory approvals and manufacturing of pharmaceutical products, we have not previously completed any late-stage or pivotal clinical trials or submitted a new drug application (“NDA”) to the FDA or regulatory approval filings to comparable foreign authorities for any product candidate, and Auxora may not be successful in clinical trials and may not receive any regulatory approval. The FDA and other comparable global regulatory authorities can delay, limit or deny approval of a product candidate for many reasons. Any delay in obtaining, or inability to obtain, applicable regulatory approval will delay or harm our ability to successfully commercialize Auxora and harm our business, financial condition, results of operations and prospects.

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

Risks Related to Our Industry and Business Operations

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to continue to successfully develop or commercialize our product candidates or otherwise implement our business plan.*

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical, legal, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel. The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result.

We conduct substantially all of our operations at our facility in La Jolla, California. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. We may face additional challenges in recruiting individuals due to hardship we have experienced, including the uncertainty around our ability to continue as a going concern. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with certain of our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of June 30, 2025, we employed 15 full-time employees, six of whom were primarily engaged in research and development activities. We also engage various consultants that are primarily engaged in research and development activities. As we advance our research and development programs, we may be required to further increase the number of our employees, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the United Kingdom’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the United Kingdom, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and United Kingdom to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Moreover, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

In addition, the India Digital Personal Data Protection Act 2023 (“DPDP”) came into force in 2024. Like the GDPR, the DPDP has extra-territorial reach and failure to comply with the DPDP may lead to substantial fines. A significant portion of our CARPO trial was conducted in India and we and certain third parties with whom we work may be subject to the DPDP.

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

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.*

As of December 31, 2024, we had federal and state net operating loss (“NOL”) carryforwards of approximately $296.9 million and zero, respectively. $102.2 million of our federal NOLs were generated prior to 2018 and will begin to expire in 2026, unless previously utilized, but may be used to offset up to 100% of future taxable income before expiration. Our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards in a taxable year is limited to 80% of taxable income in such year. It is uncertain if and to what extent various states will conform to federal tax law. We also have federal and state research and development credit carryforwards totaling $13.3 million and $3.1 million, respectively. The federal research and development credit carryforwards will begin to expire in 2027, unless previously utilized. The state research and development credits do not expire.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change NOL carryforwards and certain other tax attributes to offset its post-change income or taxes may be limited. This could limit the amount of NOL carryforwards or other applicable tax attributes that we can utilize annually to offset future taxable income or tax liabilities. We have not undertaken a Section 382 study, and it is possible that we have previously undergone one or more ownership changes so that our use of net operating losses is subject to limitation. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use, or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. For example, the U.S. government recently enacted legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), that (along with other recent U.S. federal tax reform) has resulted in significant changes to the taxation of business entities including, among other changes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified or sunset in future years. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted that affect healthcare expenditures. For example, on July 4, 2025, the OBBBA, was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to Affordable Care Act marketplace exchange enrollment and declines to extend the Affordable Care Act enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. These changes also include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to legislative amendments to the statute, will remain in effect until 2032, unless additional Congressional action is taken. In

January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. In addition, new laws may result in additional reductions in Medicare and other healthcare funding, which may adversely affect customer demand and affordability for our product candidates and, accordingly, the results of our financial operations.

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

We expect that these and other healthcare reform measures that may be adopted in the future, particularly in light of the recent U.S. Presidential and Congressional elections, may result in more rigorous coverage criteria and lower reimbursement and in additional downward pressure on the price that we receive for any approved product. The current presidential administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals include, for example, (1) reducing agency workforce and cutting programs; (2) rescinding a previous executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the previous executive order that directed HHS to establish an AI task force and develop a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs, once marketing approval is obtained.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects .*

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs.

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

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39538	March 22, 2023	3.1

3.2	Certificate of Amendment, dated March 20, 2023 to Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39538	March 22, 2023	3.2

3.3	Restated Bylaws of the Registrant.	10-Q	001-39538	November 12, 2020	3.2

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of Common Stock Certificate	S-1/A	333-248611	September 21, 2020	4.1

4.3	Form of Registration Rights Agreement, dated November 21, 2022, by and among CalciMedica, Inc. and the several purchasers signatory thereto.	8-K	001-39538	March 22, 2023	4.1

4.4	Form of Registration Rights Agreement by and among CalciMedica, Inc. and the persons party thereto.	8-K	001-39538	January 24, 2024	10.2

4.5	Warrant to Purchase Common Stock dated as of December 11, 2019, by and between the Registrant and SG Dan Equity Holdings, LLC.	S-1	333-248611	September 4, 2020	4.3

4.6	Form of Warrant to Purchase Shares of Series D Convertible Preferred Stock of CalciMedica, Inc.	8-K	001-39538	March 22, 2023	4.2

4.7	Warrant to Purchase Common Stock dated as of November 9, 2020, issued by the Registrant to SG Dan Equity Holdings, LLC.	8-K	001-39538	March 22, 2023	4.3

4.8	Warrant to Purchase Common Stock, dated as of October 18, 2022, issued by CalciMedica, Inc. to SG Dan Equity Holdings, LLC.	8-K	001-39538	March 22, 2023	4.4

4.9	Warrant to Purchase Common Stock, dated as of October 18, 2022, issued by CalciMedica, Inc. to Eric Roberts.	8-K	001-39538	March 22, 2023	4.5

4.10	Warrant to Purchase Common Stock, dated as of October 25,2022, issued by CalciMedica, Inc. to Fred Middleton.	8-K	001-39538	March 22, 2023	4.6

4.11	Form of Warrant to Purchase Shares of Series B Convertible Preferred Stock of CalciMedica, Inc.	S-3	333-271115	April 4, 2023	4.9

4.12	Form of Tranche B Common Warrant	8-K	001-39538	January 24, 2024	4.2

4.13	Form of Pre-Funded Warrant	8-K	001-39538	January 24, 2024	4.3

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

4.14	Form of Placement Agent Warrant	8-K	001-39538	January 24, 2024	4.4

4.15	Warrant to Purchase Common Stock, dated as of May 17, 2024, issued by the Registrant to SG Dan Equity Holdings, LLC.	10-Q	001-39538	August 12, 2024	4.16

4.16	Warrant to Purchase Shares of Stock of CalciMedica, Inc. dated February 28, 2025, by and between CalciMedica, Inc. and Avenue Venture Opportunities Fund II, LP.	8-K	001-39538	March 5, 2025	4.1

10.1+	CalciMedica, Inc. 2023 Equity Incentive Plan, as amended.	S-8	333288287	June 24, 2025	99.1

10.2+	Non-employee Director Compensation Policy, as amended.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

CALCIMEDICA, INC.

Date: August 12, 2025	By:	/s/ A. Rachel Leheny
A. Rachel Leheny, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Stephen Bardin
Stephen Bardin, MBA
Chief Financial Officer (Principal Accounting and Financial Officer)