Form 10-Q
period 2025-09-30
CalciMedica, Inc.
filed 2025-11-12
CIK 1534133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the Registrant’s common stock outstanding as of November 6, 2025 was 14,409,431.

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
•
our expectations regarding the impact of global health pandemics, geopolitical conflicts and economic uncertainty, including tariffs and other trade measures, rising interest rates and inflation on our business and operations, including clinical trials, collaborators, contract research organizations (“CROs”) and employees;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CALCIMEDICA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(Unaudited)

	September 30, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$5,470	$7,935
Short-term investments	8,614	10,734
Prepaid clinical trial expenses	230	748
Other prepaid expenses and current assets	539	248
Total current assets	14,853	19,665
Property and equipment, net	49	119
Other assets	11	10
Total assets	$14,913	$19,794
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,133	$1,998
Accrued clinical trial costs	1,523	820
Accrued expenses	1,025	866
Total current liabilities	3,681	3,684
Long-term liabilities
Promissory note	8,900	—
Warrant liability	2,600	1,700
Total liabilities	15,181	5,384
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; no shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; 14,257,234 and 13,481,917, issued and outstanding at September 30, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	178,293	174,166
Accumulated deficit	(178,566)	(159,764)
Accumulated other comprehensive income	1	4
Total stockholders’ equity (deficit)	(268)	14,410
Total liabilities and stockholders’ equity	$14,913	$19,794

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$3,851	$3,546	$12,127	$10,647
General and administrative	1,767	2,190	6,609	7,385
Total operating expenses	5,618	5,736	18,736	18,032
Loss from operations	(5,618)	(5,736)	(18,736)	(18,032)
Other income (expense):
Change in fair value of financial instruments	(2,000)	(100)	200	7,790
Interest expense	(326)	—	(1,097)	—
Interest income	140	218	562	800
Other income	—	—	269	—
Total other income (expense)	(2,186)	118	(66)	8,590
Net loss	$(7,804)	$(5,618)	$(18,802)	$(9,442)
Net loss per share - basic and diluted	$(0.52)	$(0.50)	$(1.28)	$(0.88)
Weighted-average number of shares outstanding used in computing net loss per share—basic and diluted	15,076,456	11,134,964	14,734,641	10,674,531

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Comprehensive Loss (in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(7,804)	$(5,618)	$(18,802)	$(9,442)
Unrealized (loss) gain on available-for-sale securities, net of tax	5	13	(3)	2
Comprehensive loss	$(7,799)	$(5,605)	$(18,805)	$(9,440)

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity (deficit)
Balance—December 31, 2024	13,481,917	$4	$174,166	$(159,764)	$4	$14,410
Stock-based compensation expense	—	—	549	—	—	549
Issuance of common shares from underwritten public offering (net of issuance costs)	—	—	8	—	—	8
Issuance of common stock from at-the-market offering (net of issuance costs)	490,073	—	968	—	—	968
Unrealized loss on investments	—	—	—	—	(5)	(5)
Net loss	—	—	—	(5,042)	—	(5,042)
Balance—March 31, 2025	13,971,990	4	175,691	(164,806)	(1)	10,888
Stock-based compensation expense	—	—	1,174	—	—	1,174
Unrealized loss on investments	—	—	—	—	(3)	(3)
Net loss	—	—	—	(5,956)	—	(5,956)
Balance—June 30, 2025	13,971,990	4	176,865	(170,762)	(4)	6,103
Stock-based compensation expense	—	—	626	—	—	626
Issuance of common stock from at-the-market offering (net of issuance costs)	270,057	—	777	—	—	777
Issuance of common stock from exercise of stock options	15,187	—	25	—	—	25
Unrealized gain on investments	—	—	—	—	5	5
Net loss	—	—	—	(7,804)	—	(7,804)
Balance—September 30, 2025	14,257,234	$4	$178,293	$(178,566)	$1	$(268)

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

CALCIMEDICA, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(18,802)	$(9,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,349	1,681
Depreciation	41	44
Change in the fair value of warrant liability	(177)	(7,790)
Change in the fair value of promissory note	(23)	—
Promissory note issuance costs	336	—
Transaction costs associated with warrants	—	776
Accretion of discount on short-term investments	(307)	(492)
Changes in operating assets and liabilities:
Prepaid expenses, other current and non-current assets	281	(705)
Accounts payable	(884)	117
Accrued expenses and other liabilities	860	(363)
Net cash used in operating activities	(16,326)	(16,174)
Investing activities:
Purchase of investments	(15,420)	(18,837)
Maturity of investments	17,845	19,587
Purchase of property and equipment	(22)	(6)
Net cash provided by investing activities	2,403	744
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	8	18,983
Proceeds from exercise of stock options	25	20
Proceeds from issuance of promissory note, net	9,664	—
Proceeds from issuance of common stock from ATM Facility, net of issuance costs	1,761	49
Net cash provided by financing activities	11,458	19,052
Net (decrease) increase in cash and cash equivalents	(2,465)	3,622
Cash and cash equivalents at beginning of period	7,935	5,530
Cash and cash equivalents at end of period	$5,470	$9,152
Supplemental cash flow information:
Stock issuance costs in accounts payable	$28	$—
Equipment purchases included in accounts payable	$4	$—

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

Liquidity and Need for Additional Capital

The Company has experienced net losses and negative cash flows from operating activities since its inception. The Company has an accumulated deficit of $178.6 million as of September 30, 2025 and a net loss of $7.8 million and $18.8 for the three and nine months ended September 30, 2025, respectively. Substantially all of the Company’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.

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

From inception to September 30, 2025, the Company has completed financings from the sale of preferred and common stock for total net proceeds of $142.5 million and has issued convertible promissory notes and promissory notes for net proceeds of $18.3 million. In connection with the Merger, the Company received approximately $29.4 million of cash, cash equivalents and short-term investments. On February 28, 2025, the Company entered into the (“Loan Agreement”) with Avenue Venture Opportunities Fund II, L.P. and Avenue Capital Management II, L.P. for an initial $10.0 million of gross proceeds. At September 30, 2025, the Company had cash, cash equivalents and short-term investments of approximately $14.1 million.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of readily available cash in checking accounts, money market funds, U.S. treasury bills and commercial paper. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

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

The following table presents information about reported segment loss and significant segment expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment research and development (a) (b)	$(3,627)	$(3,265)	$(11,330)	$(9,988)
Segment general and administrative (a) (b)	(1,354)	(1,676)	(5,016)	(6,319)
Stock-based compensation (see Note 7)	(626)	(781)	(2,349)	(1,681)
Depreciation expense	(11)	(14)	(41)	(44)
Operating loss	$(5,618)	$(5,736)	$(18,736)	$(18,032)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated operating loss	$(5,618)	$(5,736)	$(18,736)	$(18,032)
a)
Stock-based compensation expense of $219,000 and $273,000 related to research and development and $407,000 and $508,000 related to general and administrative have been excluded for the three months ended September 30, 2025 and 2024. Stock-based compensation expense of $777,000 and $634,000 related to research and development and $1,572,000 and $1,047,000 related to general and administrative have been excluded for the nine months ended September 30, 2025 and 2024. All amounts are included within stock-based compensation expense.
b)
Depreciation expense of $5,000 and $8,000 related to research and development and $6,000 and $7,000 related to general and administrative have been excluded for the three months ended September 30, 2025 and 2024. Depreciation expense of $19,000 and $24,000 related to research and development and $22,000 and $20,000 related to general and administrative have been excluded for the nine months ended September 30, 2025 and 2024. All amounts are included within depreciation expense.

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

Leases

The Company leases office space with an original lease term of twelve months and does not have a right-of-use asset or lease liability recorded. The Company's policy is not to record leases with an original term of twelve months or less on the unaudited condensed consolidated balance sheets. The Company recognizes lease expense for this short-term lease on a straight-line basis over the term of the lease. The lease is accounted for under ASC 842, Leases, and has been classified as an operating lease. Rent expense recognized was $32,000 and $30,000 for the three months ended September 30, 2025 and 2024, respectively, and $95,000 and $90,000 for the nine months ended September 30, 2025 and 2024, respectively.

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

Deferred Offering Costs

The Company capitalizes costs that are directly associated with equity financings until such financings are consummated, at which time such costs are recorded against the gross proceeds of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations and comprehensive loss. As of September 30, 2025, the Company had deferred costs associated with its ATM Facility (as defined in Note 6) and expensed these costs as of December 31, 2024 in the Company’s unaudited condensed consolidated statements of operations and capitalized these costs net of proceeds as of September 30, 2025.

Warrant Liability

As a result of the 2024 Private Placement (described in Note 6), certain warrants to purchase common stock were deemed freestanding warrants and are reflected in the Company’s unaudited condensed consolidated balance sheets as a liability as of and for the period ending September 30, 2025.

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

Beginning in November 2020, Private CalciMedica has paid consulting fees monthly to a consulting firm affiliated with the Company’s former interim chief financial officer in connection with its consulting agreement. In November 2024, the interim chief financial officer was replaced with a chief financial officer. The Company recorded expense of $57,000 and $243,000 during the three and nine months ended September 30, 2024, respectively, in general and administrative expense in the unaudited condensed consolidated statements of operations.

In May 2024, the Company granted a warrant to purchase 10,000 shares of common stock to a consulting firm affiliated with the Company’s former interim chief financial officer. The warrant is classified as equity, and the Company recorded expense of zero and $5,000 for the three months ended September 30, 2025 and 2024, respectively, and $7,000 and $8,000 for the nine months ended September 30, 2025 and 2024, respectively, in general and administrative expense in the unaudited condensed consolidated statements of operations.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$3,675	$—	$—	$3,675
Commercial paper	—	1,245	—	1,245
U.S. Treasury bills	—	498	—	498
Total cash equivalents	3,675	1,743	—	5,418
Short-term investments:
Commercial paper	—	3,386	—	3,386
U.S. Treasury bills	—	3,491	—	3,491
U.S. Government sponsored entities - mortgage backed securities	—	1,737	—	1,737
Total short-term investments	—	8,614	—	8,614
Total assets measured at fair value	$3,675	$10,357	$—	$14,032

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$6,117	$—	$—	$6,117
Commercial paper	—	746	—	746
U.S. Treasury bills	—	749	—	749
Total cash equivalents	6,117	1,495	—	7,612
Short-term investments:
Commercial paper	—	6,573	—	6,573
U.S. Treasury bills	—	3,227	—	3,227
U.S. Government sponsored entities - mortgage-backed securities	—	934	—	934
Total short-term investments	—	10,734	—	10,734
Total assets measured at fair value	$6,117	$12,229	$—	$18,346

Money market funds are highly liquid investments which are actively traded. The pricing information on the Company’s money market funds is based on quoted prices in active markets for identical securities. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

Commercial paper, Corporate debt securities, U.S. Treasury bills and U.S. Government sponsored entities - mortgage-backed are classified as Level 2 within the hierarchy and are carried at fair value with unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity until realized. The Company estimates the fair values of these securities by taking into consideration valuations obtained from third-party pricing sources.

During the nine months ended September 30, 2025, there were no transfers between Level 1, Level 2 and Level 3.

The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands).

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Promissory Note	$—	$—	$8,900	$8,900
Warrant Liability	—	—	2,600	2,600
Total liabilities measured at fair value	$—	$—	$11,500	$11,500

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant Liability	$—	$—	$1,700	$1,700
Total liabilities measured at fair value	$—	$—	$1,700	$1,700

The following provides a reconciliation for all liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2025 and 2024 (in thousands):

Promissory Note liability
Balance at December 31, 2024	$—
Issuance of Promissory Note	8,923
Change in Fair Value of Promissory Note	(323)
Balance at March 31, 2025	8,600
Change in Fair Value of Promissory Note	(100)
Balance at June 30, 2025	8,500
Change in Fair Value of Promissory Note	400
Balance at September 30, 2025	$8,900

Warrant liability
Balance at December 31, 2024	$1,700
Issuance of Lender Warrants	1,077
Change in Fair Value of Tranche B Warrants	(1,200)
Change in Fair Value of Lender Warrants	(177)
Balance at March 31, 2025	1,400
Change in Fair Value of Tranche B Warrants	(200)
Change in Fair Value of Lender Warrants	(200)
Balance at June 30, 2025	1,000
Change in Fair Value of Tranche B Warrants	800
Change in Fair Value of Lender Warrants	800
Balance at September 30, 2025	$2,600

Balance at December 31, 2023	$11,190
Change in Fair Value of Warrants	(5,590)
Balance at March 31, 2024	5,600
Change in Fair Value of Warrants	(2,300)
Balance at June 30, 2024	3,300
Forfeiture of warrants	(200)
Change in Fair Value of Warrants	300
Balance at September 30, 2024	$3,400

The following table presents information as to cost, unrealized gains and losses and fair value determination of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$3,675	$—	$—	$3,675
Commercial paper	1,245	—	—	1,245
U.S. Treasury bills	498	—	—	498
Total cash equivalents	5,418	—	—	5,418
Short-term investments:
Commercial paper	3,385	1		3,386
U.S. Treasury bills	3,491	—		3,491
U.S. Government sponsored entities - mortgage-backed securities	1,737	—	—	1,737
Total short-term investments	8,613	1	—	8,614
Total assets measured at fair value	$14,031	$1	$—	$14,032

As of September 30, 2025, the contractual maturities of all available-for-sale investments were less than 12 months. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. The Company had short-term investments in unrealized gain positions as of September 30, 2025.

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$6,117	$—	$—	$6,117
Commercial paper	746	—	—	746
U.S. Treasury bills	749	—	—	749
Total cash equivalents	7,612	—	—	7,612
Short-term investments:
Commercial paper	6,571	2	—	6,573
U.S. Treasury bills	3,225	2	—	3,227
U.S. Government sponsored entities - mortgage backed securities	934	—	—	934
Total short-term investments	10,730	4	—	10,734
Total assets measured at fair value	$18,342	$4	$—	$18,346

As of December 31, 2024, the contractual maturities of all available-for-sale investments were less than 12 months. The Company periodically reviews the available-for-sale for other-than-temporary impairment loss. The Company had short-term investments in unrealized gain positions as of December 31, 2024.

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued payroll and other employee benefits	$703	$531
Accrued professional fees	283	286
Accrued other	39	49
Total accrued expenses	$1,025	$866

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

As of September 30, 2025, future promissory note payments are as follows (in thousands):

2025	$326
2026	2,515
2027	5,780
2028	4,286
Future promissory note payments	$12,907

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

As of the balance sheet date of September 30, 2025, the value of the promissory note was $8.9 million, with a change in fair value of $0.4 million and $23,000 for the three and nine months ended September 30, 2025, respectively, being recorded in the unaudited condensed consolidated statements of operations in other income/(expense).

6. Common Stock and Stockholders' Equity (Deficit)

Authorized Shares

The Company's current Amended and Restated Certificate of Incorporation authorizes 500,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

On January 19, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors, in which the Company sold the following securities to the accredited investors in a private placement transaction (the “2024 Private Placement”): (i) an aggregate of 4,985,610 shares of common stock; (ii) to certain investors, in lieu of shares of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 306,506 shares of common stock and exercisable at any time; (iii) Tranche A Common Warrants (the “Tranche A Common Warrants”) to purchase an aggregate of up to 2,646,058 shares of common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of common stock issuable upon exercise of such Pre-Funded Warrants); and (iv) Tranche B Common Warrants (the “Tranche B Common Warrants” and together with the Tranche A Common Warrants, the “Common Warrants”) to purchase an aggregate of up to 2,646,058 shares of common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of common stock issuable upon exercise of such Pre-Funded Warrants). At date of issuance, the fair value of the common stock was $8.5 million using the relative fair value method and is included in equity at September 30, 2025.

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

The Shelf Registration Statement contains two prospectuses, a base prospectus and an at-the-market offering prospectus, as supplemented on March 29, 2024 (as supplemented, the “Original Prospectus Supplement”), that covered the offering, issuance and sale of up to $17.3 million of common stock pursuant to an at-the-market offering agreement (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), acting as sales agent (“ATM Facility”).

On November 1, 2024, the Company closed an underwritten public offering of 2,720,000 shares of its common stock at a price to the public of $3.75 per share pursuant to the Shelf Registration Statement (the “2024 Follow-On”). The gross proceeds from the offering, before deducting underwriting discounts and commissions and offering expenses, were $10.2 million.

In connection with the 2024 Follow-on, on October 30, 2024, the Company suspended sales of common stock under the ATM Facility pursuant to the Original Prospectus Supplement, and until December 20, 2024, did not offer for sale any shares of common stock. The Company filed a prospectus supplement (the “2024 Prospectus Supplement”) to the Shelf Registration Statement with the Securities and Exchange Commission (“SEC”) on December 20, 2024 providing for the sale of shares of common stock under the ATM Facility having an aggregate gross sales price of up to $4.45 million.

The Company intends to use the net proceeds from the ATM Facility for general corporate purposes, which may include research and development expenses, clinical trial expenses, capital expenditures and working capital. The ATM Facility will terminate upon the earlier of (i) the sale of all of the shares of our common stock provided for in the at the market offering prospectus or (ii) termination of the ATM Agreement as permitted therein. The ATM Agreement may be terminated at any time by either party upon written notice. During the nine months ended September 30, 2025, there were 760,130 shares sold under the ATM Facility for net proceeds of $1.7 million, after deducting $109,000 of commissions and settlement expenses. As of September 30, 2025, the Company has sold 861,652 shares of common stock for net proceeds of approximately $2.0 million, after deducting $146,000 of commissions and settlement expenses paid under the ATM Facility. As of September 30, 2025, approximately $2.6 million remained available under the ATM Facility for the offer and sale of shares of common stock pursuant to the 2024 Prospectus Supplement.

Common Stock Warrants

In October 2022, Private CalciMedica granted warrants to certain officers and directors to purchase 496,970 shares of common stock. In conjunction with the Merger, the warrants converted to 14,313 warrants of the Company at an exercise price of $10.42. The warrants have a 10-year term and vest ratably over 12 and 48 months. At the date of issuance, the fair value of the warrants collectively was $125,000 and was determined utilizing Black-Scholes and will be recognized as general and administrative expense over the vesting periods. Assumptions used in the valuation were as follows: expected term of ten years, risk free rate of 4.10%, volatility of 82% and a dividend yield of zero. The warrants are classified as equity, and the Company expensed zero and $2,000 to general and administrative expense for the three months ended September 30, 2025 and 2024, respectively, and $1,000 and $5,000 to general and administrative expense for the nine months ended September 30, 2025 and 2024, respectively.

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

The Tranche A Common Warrants had a strike price of $5.36 per share, were not deemed equity and were classified as a liability in the Company’s unaudited condensed consolidated balance sheets. At the date of issuance, the fair value of the Tranche A Common Warrants was $4.1 million utilizing Black-Scholes with the following assumptions: expected term of 0.94 years, risk-free interest rate of 4.9%, volatility of 100% and a dividend yield of zero. As of the balance sheet date of September 30, 2025, the value of the Tranche A Common Warrants was zero as the Tranche A Common Warrants expired on July 27, 2024. For the three and nine months ended September 30, 2024, there was a change in fair value of $0.2 million and $4.1 million, respectively, being recorded in the unaudited condensed consolidated statements of operations in other income/(expense).

The Tranche B Common Warrants have a strike price of $7.15 per share, are not deemed equity and are classified as a liability in the Company’s unaudited condensed consolidated balance sheets. At the date of issuance, the fair value of the Tranche B Common Warrants was $7.1 million utilizing Black-Scholes with the following assumptions: expected term of 1.69 years, risk-free interest rate of 4.5%, volatility of 100% and a dividend yield of zero. As of the balance sheet date of September 30, 2025, the value of the Tranche B Common Warrants was $1.1 million, with the change in fair value of $0.8 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and $0.6 million and $3.7 million for the nine months ended September 30, 2025 and 2024, respectively, recorded in the unaudited condensed consolidated statements of operations in other income/(expense).

The Pre-Funded Warrants have a strike price of $0.0001 per share, are deemed equity and included in the equity section of the Company’s unaudited condensed consolidated balance sheets. At date of issuance, the fair value of the Pre-Funded Warrants was $0.5 million using the relative fair value method and is included in stockholders’ equity at September 30, 2025.

The Placement Agent Warrants have a strike price of $0.0001 per share, are deemed equity and included in the equity section of the Company’s unaudited condensed consolidated balance sheets. At date of issuance, the fair value of the Placement Agent Warrants was $0.1 million using the relative fair value method and is included in equity at September 30, 2025.

In May 2024, the Company granted a warrant to a consulting firm affiliated with its former interim chief financial officer to purchase 10,000 shares of common stock. At the date of issuance, the fair value of the warrant was $20,000 and was determined utilizing Black-Scholes and will be recognized as general and administrative expense over the vesting periods. Assumptions used in the valuation were as follows: expected term of twelve months, risk free rate of 4.42%, volatility of 89% and a dividend yield of zero. The warrant is classified as equity, and the Company expensed zero and $5,000 for the three months ended September 30, 2025 and 2024, respectively and $7,000 and $8,000 for the nine months ended September 30, 2025 and 2024, respectively, to general and administrative expense.

In connection with the Loan, pursuant to the funding of Tranche 1 on the Closing Date, the Company issued to the Lender a warrant to purchase 641,163 shares of common stock of the Company (the “Warrant”) at an exercise price per share equal to $2.32 (the “Stock Purchase Price”) and are classified as a liability in the Company’s unaudited condensed consolidated balance sheets. At the date of issuance, the fair value of the Warrant was $1.1 million and was determined utilizing Black-Scholes with the following assumptions: expected term of 5.0 years, risk-free interest rate of 4.0%, volatility of 100% and a dividend yield of zero. The Warrant is exercisable until February 28, 2030 (the “Expiration Date”) and upon a change of control, the Lender would be entitled to receive the shares of common stock underlying the Warrant without payment of the exercise price. As of the balance sheet date September 30, 2025, the value of the Warrant was $1.5 million, with a change in fair value of $0.8 million and $0.4 million for the three and nine months ended September 30, 2025, respectively, being recorded in the unaudited condensed consolidated statements of operations in other income/(expense).

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

2023 Equity Incentive Plan

The Company adopted the 2023 Equity Incentive Plan (the “2023 Plan”), which became effective at the closing of the Merger and replaced its 2020 Equity Incentive Plan (the “2020 Plan”) on the effective date of the Merger. As of the effective date of the Merger, there were 1,000,000 shares of the Company’s common stock available for grant under the 2023 Plan. In addition, the share reserve is subject to annual increases each January 1 for the first ten years following approval of the 2023 Plan of up to 5% of shares of the Company’s common stock outstanding (or a lesser number determined by the Company’s board of directors). Effective January 1, 2024, the shares reserved for issuance under the 2023 Plan was increased by 287,725 shares of the Company’s common stock. Effective March 28, 2024, the Board approved an increase of 1,500,000 shares of the Company’s common stock reserved under the 2023 Plan, which was subsequently approved by the stockholders of the Company on August 27, 2024. As of January 1, 2025 an additional 674,095 shares of the Company’s common stock were added to the plan per the annual increase. On April 23, 2025 the Board approved an increase of 600,000 shares of the Company’s common stock reserved for issuance under the 2023 Plan, which was subsequently approved by the stockholders of the Company on June 24, 2025. As of September 30, 2025, 105,022 shares of the Company’s common stock were available for grant under the 2023 Plan.

2023 Employee Stock Purchase Plan

The Company adopted the 2023 Employee Stock Purchase Plan (the “2023 ESPP”) which became effective at the closing of the Merger. As of the effective time of the Merger, there were 65,000 shares of the Company’s common stock reserved for issuance under the 2023 ESPP. In addition, the share reserve is subject to annual increases each January 1 for the first ten years following approval of the 2023 ESPP of the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 195,000 shares of the Company’s common stock, or (iii) such lesser number of shares of the Company’s common stock as determined by the Company’s board of directors. An annual increase of 57,545 and 134,819 shares of the Company’s common stock was automatically added to the share reserve under the 2023 ESPP on January 1, 2024 and 2025, respectively. As of September 30, 2025, 257,364 shares of the Company’s common stock were available for grant under the 2023 ESPP.

As of September 30, 2025, no shares have been issued under the 2023 ESPP.

The following table summarizes the stock option transactions for the 2023 Plan:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	2,824,443	$5.51	8.15	$316
Granted	2,029,152	1.57	9.62	3,046
Exercised	(15,187)	1.55	—	—
Forfeited/Cancelled	(55,000)	3.36	—	—
Outstanding at September 30, 2025	4,783,408	$3.88	8.33	$3,096
Vested and exercisable at September 30, 2025	2,406,584	$4.83	7.60	$1,147

There were 15,187 options exercised and 2,029,152 options granted during the nine months ended September 30, 2025. The weighted-average fair value of options granted during the nine months ended September 30, 2025 and 2024 was $1.33 and $4.17 per share, respectively. The total fair value of shares vested was $2.2 million and $1.6 million for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, stock-based compensation not yet recognized is $5.0 million, which the Company expects to recognize over an estimated weighted-average term of 2.4 years.

The following are the underlying assumptions in Black-Scholes to determine the fair value of the stock option grants for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Risk free interest rate	3.50%	3.11%
Expected volatility	101%	96%
Expected term (years)	5.86	6.01
Expected dividend yield	0%	0%

Restricted Stock Units (“RSU’s”)

The fair value of RSU’s is determined on the date of grant based on the market price of the Company’s common stock on that date. The aggregate grant date fair value of RSU’s vested during the nine months ended September 30, 2025 was zero.

The following table summarizes restricted stock unit activity for the CalciMedica Plans:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	40,000	$3.50
Outstanding at September 30, 2025	40,000	$3.50
Vested and exercisable at September 30, 2025	—	$—

Stock-based Compensation Expense

Stock-based compensation expense recognized for options, RSU’s and Common Stock Warrants granted was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$219	$273	$777	$634
General and administrative	407	508	1,572	1,047
Total stock-based compensation expense	$626	$781	$2,349	$1,681

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at September 30, 2025:

September 30,
2025
Common stock warrants	3,993,784
Stock options issued and outstanding	4,783,408
Restricted stock units outstanding	40,000
Shares available for issuance under the 2023 Plan	105,022
Shares available under the 2023 ESPP	257,364
Total	9,179,578

8. Commitments and Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

The Company has historically entered into contracts in the normal course of business with contract development and manufacturing organizations, for the manufacturing process development and the preclinical/clinical supply manufacturing, and our vendors for preclinical research studies and other services or products for operating purposes. These contracts generally provide for termination on notice of 60 to 90 days. As of September 30, 2025, there are four such contracts related to the CMO for the development of Auxora for $0.5 million of associated costs, still in effect for future services, and there were no unpaid cancellation or other related costs.

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

Rent expense for the three months ended September 30, 2025 and 2024 was $32,000 and $30,000, respectively, and for the nine months ended September 30, 2025 and 2024 was $95,000 and $90,000, respectively, which is included in operating expenses.

9. Employee Benefits

In January 2007, Private CalciMedica adopted a defined contribution 401(k) plan for substantially all employees. There were no contributions made by the Company to the 401(k) plan for the three and nine months ended September 30, 2025 and 2024, respectively.

10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2025 and 2024 due to continuing losses. As of both September 30, 2025 and December 31, 2024, the Company continues to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative net losses.

11. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(7,804)	$(5,618)	$(18,802)	$(9,442)
Denominator
Basic and diluted
Weighted-average common shares outstanding, basic and diluted	14,053,042	10,752,713	13,847,445	10,323,344
Weighted-average pre-funded warrants outstanding, basic and diluted	306,506	306,506	306,506	281,896
Weighted-average placement agent warrants outstanding, basic and diluted	75,745	75,745	75,745	69,291
Weighted-average lender warrants outstanding, basic and diluted	641,163		504,945	—
Weighted-average number of shares used to calculate basic and diluted net loss per share	15,076,456	11,134,964	14,734,641	10,674,531

Net loss per share - basic and diluted	$(0.52)	$(0.50)	$(1.28)	$(0.88)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of September 30,
	2025	2024
Stock options to purchase common stock	4,783,408	2,724,443
Restricted stock units	40,000	—
Warrants to purchase common stock	3,611,531	2,970,368
Total	8,434,939	5,694,811

12. Subsequent Event

The Company filed a prospectus supplement (the “2025 Prospectus Supplement”) to the Shelf Registration Statement with the SEC on November 6, 2025 providing for the sale of shares of common stock under the ATM Facility having an aggregate gross sales price of up to $9.7 million.

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

Our lead product candidate is Auxora, a potent and selective intravenous formulated small molecule CRAC channel inhibitor containing the active compound zegocractin (formerly referred to as CM4620) that, in animal models, reduced acute epithelial and/or endothelial cell injury and inflammation in organs, such as the pancreas, lungs and kidneys. Multiple Phase 2 clinical trials with Auxora have been conducted: an open-label Phase 2a trial in acute pancreatitis (“AP”) with accompanying systematic inflammatory response syndrome (“SIRS”), an international, randomized, double-blind placebo-controlled Phase 2b trial in AP with SIRS (which we refer to as “CARPO”), an investigator led open-label Phase 1/2 trial in asparaginase-induced pancreatic toxicity (“AIPT”) (which we also refer to as “CRSPA”) in which the first cohort of patients has been completed, a placebo-controlled double-blind Phase 2 trial in severe COVID-19 pneumonia (which we also refer to as “CARDEA”) and an investigator led open-label Phase 2a trial in COVID-19 pneumonia patients with acute respiratory distress syndrome (“ARDS”). We observed in all of these trials that patients treated with Auxora experienced a reduction of organ damage and reduced time to recovery. We believe the consistency of the results we observed from these trials in two different acute critical care conditions are mutually supportive and reinforce our plans to further pursue the use of Auxora in several additional acute critical illnesses, including acute kidney injury (“AKI”) with associated acute hypoxemic respiratory failure (“AHRF”), in which we are currently conducting a Phase 2 trial (which we also refer to as “KOURAGE”) with data expected in the first half of 2026. Additionally, we have had positive engagement with the FDA regarding the design of a pivotal trial in AP. We expect to finalize the pivotal trial design in the first half of 2026.

Additionally, we have compiled additional preclinical data supporting the potential to use CRAC channel inhibition for both chronic and acute inflammatory and immunologic diseases. We have animal model data suggesting CRAC channel inhibition may be useful in treating pulmonary arterial hypertension, chronic pancreatitis, rheumatoid arthritis, ulcerative colitis, allergic asthma, and traumatic brain injury. We have several available product candidates that may be suitable for potential oral dosing. Pending additional funding, we have paused IND enabling preclinical work on these compounds to focus resources on our clinical programs. We expect to continue certain research activities to validate CRAC channel inhibition as a potential mechanism in other promising inflammatory and immunologic diseases.

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

In connection with the 2024 Follow-On, on October 30, 2024, we suspended sales of common stock under the ATM Facility pursuant to the Original Prospectus Supplement, and until December 20, 2024, did not offer for sale any shares of common stock pursuant to the ATM Agreement. We filed a prospectus supplement (the “2024 Prospectus Supplement”) to the Shelf Registration Statement with the SEC on December 20, 2024 providing for the sale of shares of common stock pursuant to the ATM Facility having an aggregate gross sales price of up to $4.45 million. As of September 30, 2025, we sold an aggregate of 861,652 shares of common stock for net proceeds of approximately $2.0 million, after deducting $146,000 of commissions and settlement expenses paid under the ATM Facility. As of September 30, 2025, approximately $2.6 million remained available under the ATM Facility for the offer and sale of shares of common stock pursuant to the 2024 Prospectus Supplement.

We filed a prospectus supplement (the “2025 Prospectus Supplement”) to the Shelf Registration Statement with the SEC on November 6, 2025 providing for the sale of shares of common stock under the ATM Facility having an aggregate gross sales price of up to $9.7 million.

On February 28, 2025 (the “Closing Date”), we entered into a Loan and Security Agreement and the Supplement to the Loan and Security Agreement (together, the “Loan Agreement”) with Avenue Venture Opportunities Fund II, L.P. (“Lender”) and Avenue Capital Management II, L.P., as administrative agent and collateral agent, for growth capital loans in an aggregate principal amount of up to $32,500,000 (the “Loan”), with (i) $10,000,000 funded on the Closing Date (“Tranche 1”), (ii) up to $7,500,000 to be made available to us between September 1, 2025 and March 31, 2026, subject to, among other things, the Company’s achievement of certain milestones with respect to certain of its ongoing clinical trials (“Tranche 2”) and (iii) up to $15,000,000 to be made available to us between October 1, 2025 and March 31, 2026, subject to, among other things, (a) our achievement of additional milestones with respect to certain of its ongoing clinical trials and (b) the mutual written agreement of us and the Lender (upon its investment committee approval). We will make interest only payments until the 18 month anniversary of the Closing Date, subject to a 6-month extension upon our achievement of certain milestones with respect to certain of its ongoing clinical trials and funding of the full amount under Tranche 2. The Loan bears interest at an annual rate equal to the greater of (a) the sum of 5.00% plus the prime rate as reported in The Wall Street Journal and (b) 12.75%. The Loan is secured by a lien upon and security interest in all of our assets, including intellectual property, subject to agreed exceptions. The maturity date of the Loan is September 1, 2028 (the “Maturity Date”).

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Through September 30, 2025, our operations have been funded primarily by aggregate net proceeds of $190.2 million from the issuance of convertible preferred stock, convertible promissory notes, promissory notes, common stock, and the Merger. Since inception we have had significant operating losses, except for the three month period ending March 31, 2024. Our net loss was $18.8 million for the nine months ended September 30, 2025. Included in the net loss for the nine months ended September 30, 2025 were total operating expenses of $18.7 million and interest expense of $1.1 million, offset by a non-cash gain from the fair value adjustment to our warrant liability and promissory note of $0.2 million, interest income of $0.6 million and other income of $0.3 million. As of September 30, 2025, we had an accumulated deficit of $178.6 million and $14.1 million in cash, cash equivalents and short-term investments. We expect that our cash, cash equivalents and short-term investments will enable us to fund our current operating plan into the second half of 2026. As a result, there is substantial doubt about our ability to continue as a going concern.

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

Other Income

Our other income includes (i) interest income and expense and non-cash changes in the fair value of the promissory note; (ii) non-cash changes in the fair value of our warrant liabilities; and (iii) other non-operating income.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following sets forth our results of operations (in thousands):

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
Operating expenses:
Research and development	$3,851	$3,546	$305	9%
General and administrative	1,767	2,190	(423)	(19%)
Total operating expenses	5,618	5,736	(118)	(2%)
Loss from operations	(5,618)	(5,736)	118	(2%)
Other income (expense)	(2,186)	118	(2,304)	(1953%)
Net loss	$(7,804)	$(5,618)	$(2,186)	39%

Research and Development Expenses

Research and development expenses comprised (in thousands):

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
Preclinical studies and clinical trial-related activities	$2,158	$1,629	$529	32%
Chemistry, manufacturing and controls	415	431	(16)	(4%)
Personnel costs	934	934	—	0%
Consultants and other costs	344	552	(208)	(38%)
Total research and development expenses	$3,851	$3,546	$305	9%

Research and development expenses were $3.9 million for the three months ended September 30, 2025, compared to $3.6 million for the three months ended September 30, 2024. The increase of $0.3 million was due primarily to an increase of $0.5 million in clinical trial and preclinical activities, offset by a decrease of $0.2 million in consultants and other costs.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (in thousands):

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
Personnel costs	$1,108	$1,096	$12	1%
Facility costs	129	114	15	13%
Professional services	393	657	(264)	(40%)
Consultants and other costs	137	323	(186)	(58%)
Total general and administrative expenses	$1,767	$2,190	$(423)	(19%)

General and administrative expenses were $1.8 million for the three months ended September 30, 2025, compared to $2.2 million for the three months ended September 30, 2024. The decrease of $0.4 million was primarily related a decrease in professional services of $0.2 million and a decrease in consultants and other costs of $0.2 million.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2025 was expense of $2.2 million, compared to other income of $0.1 million for the three months ended September 30, 2024. The increase of $2.3 million in other expenses was due to a non-cash $1.9 million increase in fair value adjustments to our financial instruments, which resulted in net expense of $2.0 million compared to $0.1 million expense for the three months ended September 30, 2025 and 2024, respectively, an increase in interest expense associated with our promissory note of $0.3 million for the three months ended September 30, 2025 and a decrease of $0.1 million of interest income as of September 30, 2025.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following sets forth our results of operations (in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
Operating expenses:
Research and development	$12,127	$10,647	$1,480	14%
General and administrative	6,609	7,385	(776)	(11%)
Total operating expenses	18,736	18,032	704	4%
Loss from operations	(18,736)	(18,032)	(704)	4%
Other income (expense)	(66)	8,590	(8,656)	(101%)
Net loss	$(18,802)	$(9,442)	$(9,360)	99%

Research and Development Expenses

Research and development expenses comprised (in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
Preclinical studies and clinical trial-related activities	$6,290	$4,809	$1,481	31%
Chemistry, manufacturing and controls	1,265	1,590	(325)	(20%)
Personnel	2,903	2,666	237	9%
Consultants and other costs	1,669	1,582	87	5%
Total research and development expenses	$12,127	$10,647	$1,480	14%

Research and development expenses were $12.1 million for the nine months ended September 30, 2025, compared to $10.6 million for the nine months ended September 30, 2024. The increase of $1.5 million was due primarily to an increase of $1.5 million in clinical trial and preclinical activities, an increase of $0.2 million in personnel costs and an increase in consultants and other costs of $0.1 million. These were all offset by a decrease of $0.3 million in chemistry, manufacturing and control activities in regard to our Phase 2 clinical trials of Auxora.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
Personnel costs	$3,788	$2,802	$986	35%
Facility costs	411	403	8	2%
Professional services	1,731	2,430	(699)	(29%)
Consultants and other costs	679	1,750	(1,071)	(61%)
Total general and administrative expenses	$6,609	$7,385	$(776)	(11%)

General and administrative expenses were $6.6 million for the nine months ended September 30, 2025, compared to $7.4 million for the nine months ended September 30, 2024. The decrease of $0.8 million was primarily related to a decrease in consultants and other costs of $1.1 million driven by transactions costs associated with the 2024 Private Placement as of the nine months ended September 30, 2024 and professional services of $0.7 million. These costs were partially offset by an increase in personnel costs of $1.0 million driven by non-cash stock based compensation of $0.5 million for the nine months ended September 30, 2025.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2025 was expense of $0.1 million, compared to other income of $8.6 million for the nine months ended September 30, 2024. The increase of $8.7 million in expenses was due to the non-cash fair value adjustments to our financial instruments which resulted in a net gain of $0.2 million compared to a $7.8 million gain for the nine months ended September 30, 2025 and 2024, respectively. Additionally, we had an increase in interest expense associated with our promissory note issued pursuant to the Loan Agreement of $1.1 million and a decrease in interest income of $0.2 million driven by the balances of our cash equivalents and short-term investments. These decreases were offset by miscellaneous income of $0.2 million for the nine months ended September 30, 2025.

Liquidity and Capital Resources

Overview

As of September 30, 2025 we had cash, cash equivalents and short-term investments of $14.1 million.

As further described below, on February 28, 2025, the Company entered into the Loan Agreement with Avenue Venture Opportunities Fund II, L.P. and Avenue Capital Management II, L.P. for an initial $10.0 million of gross proceeds. During the three months ended September 30, 2025, we sold an aggregate of 270,057 shares of common stock for net proceeds of $777,000 after deducting $76,000 of commissions and settlement expenses paid under the ATM Facility. As of September 30, 2025, our remaining capacity for sales of common stock under the ATM Facility was $2.6 million. On November 6, 2025, we filed the 2025 Prospectus Supplement which increased our capacity for sales under the ATM Facility to $9.7 million.

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis which assumes we are a going concern and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Based on our current operating plans, we believe our cash, cash equivalents and short-term investments may not be sufficient to fund our operations for the period one year following the issuance of the accompanying financial statements. Specifically, we expect that our cash, cash equivalents and short-term investments will allow us to fund the current operating plan into the second half of 2026. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. In addition, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, nor will it be sufficient to pursue additional indications for Auxora, nor will it be sufficient to fund clinical work on other product candidates in our portfolio aside from Auxora, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

In connection with the 2024 Follow-On, on October 30, 2024, we suspended sales of common stock under the ATM Facility pursuant to the Original Prospectus Supplement, and until December 20, 2024, did not offer for sale any shares of common stock. We filed the 2024 Prospectus Supplement with the SEC on December 20, 2024 providing for the sale of shares of common stock under the ATM Facility having an aggregate gross sales price of up to $4.45 million of shares of common stock. As of September 30, 2025, we sold an aggregate of 861,652 shares of common stock for net proceeds of approximately $2.0 million, after deducting $146,000 of commissions and settlement expenses paid under the ATM Facility. As of September 30, 2025, our remaining capacity for sales of common stock under the ATM Facility was $2.6 million. On November 6, 2025, we filed the 2025 Prospectus Supplement which increased our capacity for sales of common stock under the ATM Facility of up to $9.7 million.

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

Our operations through September 30, 2025, have been funded primarily by aggregate net proceeds of $190.2 million from the issuance of convertible preferred stock, convertible notes, promissory notes, common stock, and the Merger. Since inception, we have had significant operating losses, except for the three month period ending March 31, 2024. Our net loss for the nine months ended September 30, 2025 was $18.8 million and consisted of total operating expenses of $18.7 million and interest expense of $1.1 million offset by a non-cash gain from the fair value adjustment to our warrant liability and promissory note of $0.2 million, interest income of $0.6 million and other income of $0.2 million. For the nine months ended September 30, 2024, our net loss was $9.4 million consisting of $18.0 million of operating expenses offset by a non-cash gain from the fair value adjustment to our warrant liability of $7.8 million and interest income of $0.8 million. As of September 30, 2025, we had an accumulated deficit of $178.6 million and $14.1 million in cash, cash equivalents and short-term investments. During the nine months ended September 30, 2025, cash used in operations was $16.3 million, primarily due to cash outlays for operations. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(16,326)	$(16,174)
Investing activities	2,403	744
Financing activities	11,458	19,052
Net (decrease) increase in cash and cash equivalents	$(2,465)	$3,622

Net Cash Used in Operating Activities

Cash used in operating activities of $16.3 million during the nine months ended September 30, 2025 was attributable to our net loss of $18.8 million, offset by non-cash items of $2.2 million and a net change in our operating assets and liabilities of $0.3 million. Non-cash items consisted primarily of $2.3 million of stock-based compensation and debt issuance costs of $0.4 million as result of the debt financing in the first quarter of 2025 offset by $0.2 million due to a change in our warrant liabilities and accretion on our short term investments of $0.3 million.

Cash used in operating activities of $16.2 million during the nine months ended September 30, 2024 was attributable to our net loss of $9.4 million, non-cash items of $5.8 million and a net change in our operating assets and liabilities of $1.0 million. Non-cash items consisted primarily of $7.8 million due to a change in our warrant liability and accretion on our short term investments of $0.5 million offset by $1.7 million of stock-based compensation and transaction costs of $0.8 million as a result of the 2024 Private Placement in the first quarter of 2024.

Net Cash Provided by Investing Activities

Cash provided by investing activities of $2.4 million for the nine months ended September 30, 2025 consisted of purchases of short-term investments of $17.8 million, offset by the maturing of short-term investments of $15.4 million.

Cash provided by investing activities of $0.7 million for the nine months ended September 30, 2024 consisted of the purchase of short-term investments of $18.8 million, offset by maturing of short-term investments of $19.5 million.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2025 was $11.5 million comprised of the debt financing of $9.7 million and $1.8 million as a result of our ATM.

Cash provided by financing activities for the nine months ended September 30, 2024 was $19.1 million comprised of the sale and issuance of common stock of $20.4 million in the 2024 Private Placement and $0.1 million as a result of our ATM Facility, offset by transaction costs of $1.4 million.

Material Cash Requirements

Our material cash requirements from known contractual obligations consist primarily of our lease obligation. We lease office and laboratory space in La Jolla, California with monthly rent expense of approximately $10,000 pursuant to a 12 month lease agreement that commenced in January 2023 and was amended and renewed in December 2023 for an additional 12 month term with monthly rent expense of approximately $10,000. In December 2024, an amendment was executed for a 12 month term with monthly rent expense of approximately $10,500. Over the next three months, we expect cash requirements for our lease obligation to be approximately $32,000.

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

Valuation of Common Warrants

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our other pipeline programs, which include new product candidates, are in preclinical development. As of September 30, 2025, we had an accumulated deficit of $178.6 million and a net loss of $18.8 million for the nine months ended September 30, 2025. Other than the three months ended March 31, 2024, we have incurred net losses since our inception. We have never generated revenue from product sales and we expect that it will be several years, if ever, before we have a product candidate ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

This Quarterly Report on Form 10-Q includes disclosures regarding management’s assessment of our ability to continue as a going concern as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of September 30, 2025, we had $14.1 million in cash, cash equivalents and short-term investments. Based on our current operating plans, we believe our existing resources will be sufficient to fund our current operations through certain clinical milestones into the second half of 2026. As a result, there is substantial doubt about our ability to continue as a going concern. In addition, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, nor will it be sufficient to pursue additional indications for Auxora like AHRF, nor will it be sufficient to fund clinical trials on other product candidates in our portfolio aside from the ongoing KOURAGE trial of Auxora, and we will need to raise substantial additional capital to complete the development and any commercialization of our product candidates.

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

Disruptions at the FDA and other government agencies caused by funding shortages, statutory, regulatory and policy changes, or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.*

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, including executive orders, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies such as the EMA, following its relocation to Amsterdam and corresponding staff changes, that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities, including the current government shutdown which is ongoing.

If the current shutdown continues or another prolonged government shutdown or slowdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
•
a product candidate may be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria; and
•
a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of September 30, 2025, we employed 15 full-time employees, seven of whom were primarily engaged in research and development activities. We also engage various consultants that are primarily engaged in research and development activities. As we advance our research and development programs, we may be required to further increase the number of our employees, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Our employees, personnel, and third parties with whom we work may use AI and machine learning (“ML”) technologies to perform their work, and the disclosure and use of personal data in AI/ML technologies is subject to various privacy laws and other privacy obligations. For example, we may use AI/ML technologies to process patient or clinical trial participant data in the course of our business. Governments have passed and are likely to pass additional laws regulating AI/ML technologies. Our use of such technologies could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI/ML technologies, it could make our business less efficient and result in competitive disadvantages.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs.

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

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report for the fiscal year ended December 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the fiscal quarter ended September 30, 2025, none of our directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

CALCIMEDICA, INC.

Date: November 12, 2025	By:	/s/ A. Rachel Leheny
A. Rachel Leheny, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Stephen Bardin
Stephen Bardin, MBA
Chief Financial Officer (Principal Accounting and Financial Officer)