Form 10-K
period 2025-12-31
CalciMedica, Inc.
filed 2026-03-03
CIK 1534133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant computed by the closing price of the registrant’s common stock on June 30, 2025 on the Nasdaq Capital Market was approximately $15.7 million. Shares of common stock held by each executive officer, director and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of February 25, 2026 was 15,743,916

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement (the “Proxy Statement”) for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
our ability to continue to satisfy Nasdaq’s continued listing requirements and have our stock continue to trade on Nasdaq; and
•
statements of belief and any statement of assumptions underlying any of the foregoing.

These statements are only current predictions and are subject to known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” and

i

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
•
The terms of our February 28, 2025 Loan Agreement with Avenue Venture Opportunities Fund place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our operating and financial flexibility.
•
Our need for additional capital raises substantial doubt about our ability to continue as a going concern. We will need to obtain substantial additional funding to complete the development and any commercialization of our product candidates. If we are unable to raise this capital when needed, on acceptable terms, or at all, we may be forced to delay, reduce or discontinue the development of our product candidates or other operations.
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

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on developing therapeutics for serious illnesses driven by inflammatory and immunologic processes and direct cellular damage. Our product candidates target calcium release-activated calcium (“CRAC”) channels and, if approved, would represent a new class of therapeutics.

Clinical and preclinical data suggest that inhibition of CRAC channels may have therapeutic potential through a dual mechanism involving modulation of inflammatory signaling and protection of tissue cells from calcium-mediated injury. Dysregulated CRAC channel signaling has been implicated in a range of acute and chronic diseases characterized by immune activation, inflammation, and cellular injury. We seek to leverage our CRAC channel inhibitor platform to develop therapies for indications in which these pathways are clinically relevant.

Our lead product candidate is Auxora, a potent and selective, intravenously formulated small-molecule CRAC channel inhibitor containing the active compound zegocractin (formerly CM4620). Auxora has been evaluated in multiple Phase 2 clinical trials across acute critical care settings, including acute pancreatitis (“AP”), severe COVID-19 pneumonia, and pediatric asparaginase-induced pancreatic toxicity (“AIPT”), and acute kidney injury (“AKI”) with associated acute hypoxemic respiratory failure (“AHRF”). Results from these studies have informed our understanding of the pharmacologic profile of CRAC channel inhibition in acute inflammatory conditions.

We are continuing development activities in AP and have engaged with the U.S. Food and Drug Administration (“FDA”) regarding the design of a potential pivotal program in AP. We expect to finalize the pivotal program design in the first half of 2026.

In January 2026, following a recommendation from the Independent Data Monitoring Committee (“IDMC”), we discontinued the KOURAGE Phase 2 clinical trial evaluating Auxora in patients with AKI and AHRF due to a safety concern relating to a mortality imbalance that warranted reevaluation of study design. The IDMC did not identify evidence of drug-related toxicity, and our comprehensive review, performed in conjunction with external experts, reached the same conclusion. Imbalances in the patients’ severity of disease at baseline may have contributed to the observed safety concern. We plan to discuss the KOURAGE data and potential future development in AKI with the FDA in the second quarter of 2026.

In parallel, we have generated preclinical data supporting the potential application of CRAC channel inhibition in both chronic and acute inflammatory and immunologic diseases. These efforts include animal model data suggesting potential relevance in pulmonary arterial hypertension (“PAH”), chronic pancreatitis, rheumatoid arthritis, ulcerative colitis, allergic asthma, and traumatic brain injury. Our current nonclinical development efforts are focused on CM5480, a CRAC channel inhibitor being advanced for the treatment of PAH, with submission of an Investigational New Drug application (“IND”) currently anticipated in 2027. Depending on financing we also expect to continue selective research activities to further evaluate CRAC channel inhibition across other inflammatory and immunologic indications.

Our Pipeline

Our product candidates are summarized in the table below, including their current stage of development and primary indications:

Clinical Experience with Auxora

We have studied Auxora in multiple clinical trials, including several Phase 2 trials conducted in the United States and internationally across different acute care settings. These studies have evaluated Auxora in diverse patient populations characterized by significant inflammation and organ dysfunction and have provided clinical data regarding the pharmacologic effects of CRAC channel inhibition.

In the CARDEA trial, a randomized, double-blind, placebo-controlled Phase 2 study in patients hospitalized with severe COVID-19 pneumonia with acute respiratory distress syndrome (“ARDS”), treatment with Auxora was associated with a statistically significant 56% relative reduction in all-cause mortality at 30 days compared to placebo (p=0.016). In a post-hoc analysis of 38 patients enrolled in CARDEA who had AKI, defined as an estimated glomerular filtration rate (“eGFR”) ≤ 60 ml/min/1.73 m², and moderate or severe respiratory failure at baseline, treatment with Auxora was associated with a 62.7% relative reduction in mortality at day 30 compared to placebo, which persisted through day 60. Post-hoc analyses are exploratory in nature and are not powered for definitive conclusions.

In CARPO, an international, randomized, double-blind, placebo-controlled Phase 2b trial in patients with AP and accompanying systemic inflammatory response syndrome (“SIRS”), the medium- and high-dose Auxora groups demonstrated a reduction in new-onset severe respiratory failure compared to placebo. Specifically, both dose groups showed a 100% relative risk reduction in new-onset severe respiratory failure versus placebo, with statistical significance observed for each dose group individually (p<0.05) and for the combined medium- and high-dose groups compared to the combined placebo and low-dose groups (p=0.0027).

We also conducted KOURAGE, a randomized, double-blind, placebo-controlled Phase 2 trial evaluating Auxora in patients with AKI and AHRF. In January 2026, following a recommendation from the IDMC, we discontinued the trial due to a safety concern relating to a mortality imbalance that warranted reevaluation of study design. The IDMC did not identify evidence of drug-related toxicity, and our comprehensive review, performed in conjunction with external experts, reached the same conclusion. Imbalances in the patients’ severity of disease at baseline may have contributed to the observed safety concern.

Results from several Auxora clinical trials have been published in peer-reviewed journals or presented at medical meetings. These include results from CARPO, a randomized Phase 2b trial in AP; the open-label Phase 2a trial in AP; the first cohort of patients treated in the investigator-initiated Phase 1/2 CRSPA trial in pediatric AIPT; and both the open-label Part 1 and the blinded, randomized, placebo-controlled Part 2 components of the Phase 2 CARDEA trial in patients with severe COVID-19 pneumonia.

Auxora for the Treatment of Acute Pancreatitis

•
Completed Phase 2b clinical trial: We completed CARPO, an international, randomized, double-blind placebo-controlled Phase 2b clinical trial evaluating Auxora in 216 patients with AP and accompanying SIRS. In October 2024, we presented late-breaking and previously announced data from CARPO during a plenary session at the American College of Gastroenterology annual meeting. The trial met its primary objective by demonstrating a statistically significant dose response in median time to solid food tolerance in a prespecified subgroup of patients with hyper-inflamed AP. In addition, the medium- and high-dose Auxora groups showed a reduction in severe organ failure and a 100% relative risk reduction in new-onset severe respiratory failure compared to placebo. This effect was statistically significant for each dose group individually (p<0.05) and for the combined medium- and high-dose groups compared to the combined placebo and low-dose groups (p=0.0027). Patients in the high-dose group also demonstrated an approximately 20% relative risk reduction in new-onset necrotizing pancreatitis compared to placebo and a median time to medically indicated discharge that was 15 hours shorter than placebo. A stratified win-ratio analysis of key clinical endpoints demonstrated a win-ratio of 1.640 in favor of the high-dose Auxora group compared to placebo (p=0.0372).
•
Completed open-label Phase 2a clinical trial: We also completed a randomized, open-label Phase 2a clinical trial evaluating Auxora in 21 patients with AP and accompanying SIRS who presented with hypoxemia. Patients treated with Auxora in addition to standard of care (“SOC”) demonstrated improved clinical outcomes compared to patients receiving SOC alone, including a reduced need for mechanical ventilation among patients with severe respiratory failure at enrollment. Results from this trial were published in March 2021 in the peer-reviewed journal Pancreas.
•
Ongoing planning for a potential pivotal program: Based on the results of CARPO and prior clinical experience, we expect to finalize the design for a pivotal program in AP in the first half of 2026 and, subject to funding, be in a position to initiate that program later in 2026. Auxora has received Fast Track designation from the FDA and orphan drug designation in the European Union (“EU”) from the European Medicines Agency (“EMA”) for the treatment of AP. However, there is no guarantee that Fast Track designation will result in a faster regulatory review or regulatory approval, if at all.

Auxora for the Treatment of Acute Kidney Injury with associated Acute Hypoxemic Respiratory Failure

•
Phase 2 clinical trial. In July 2024, we announced the enrollment of the first patient in KOURAGE, a Phase 2 randomized, double-blind, placebo-controlled clinical trial evaluating Auxora for the treatment of patients with Stage 2 or Stage 3 AKI and AHRF receiving oxygen by non-invasive mechanical ventilation, high flow nasal cannula, or invasive mechanical ventilation. In January 2026, following a recommendation from the IDMC, we discontinued the trial due to a safety concern relating to a mortality imbalance that warranted reevaluation of study design. The IDMC did not identify evidence of drug-related toxicity, and our comprehensive review, performed in conjunction with external experts, reached the same conclusion. Imbalances in the patients’ severity of disease at baseline may have contributed to the observed safety concern. We plan to discuss the KOURAGE data and potential future development in AKI with the FDA in the second quarter of 2026.
•
Clinical observations supporting development in AKI. Clinical observations from our prior Auxora studies provide supportive evidence for the evaluation of Auxora in AKI. In the CARDEA trial, a Phase 2 study in patients hospitalized with severe and critical COVID-19 pneumonia with ARDS, treatment with Auxora was associated with a 40% reduction in newly reported AKI (a common consequence of COVID-19 pneumonia) compared to placebo. In a post-hoc analysis of 38 patients who enrolled in CARDEA with AKI, defined as an estimated glomerular filtration rate (eGFR) ≤ 60 ml/min/1.73 m², in addition to moderate or severe respiratory failure, which was an inclusion criterion, Auxora treatment was associated with a 62.7% relative reduction in mortality at day 30 compared to placebo, which persisted through day 60. In addition, biomarker analysis from blood samples obtained from more than 190 CARDEA patients demonstrated changes compared to placebo that have been associated with improved endothelial function in prior studies, including increases in angiopoietin-1 and decreases in angiopoietin-2 and D-dimer levels. In CARDEA, changes in these biomarkers were correlated with improved clinical outcomes.
•
Preclinical studies supporting development in AKI. Preclinical studies evaluating Auxora in a rat ischemia/reperfusion injury model of AKI demonstrated improvements in kidney function following injury. Animals treated with Auxora showed greater recovery of glomerular filtration rate (“GFR”) compared to placebo-treated animals. In the setting of severe kidney injury, Auxora-treated animals survived, whereas placebo-treated animals did not, supporting the potential role of CRAC channel inhibition in mitigating kidney injury and improving survival in severe AKI.

Auxora for the Treatment of AIPT: Pancreatitis as a Side Effect of Treatment for Pediatric ALL

•
Ongoing Phase 1/2 investigator-led clinical trial. CRSPA is an investigator-initiated, open-label Phase 1/2 clinical trial evaluating Auxora in up to 24 pediatric patients in the United States who develop AIPT during treatment for acute lymphoblastic leukemia (“ALL”). The trial is designed to assess the safety and tolerability of Auxora in this setting and to generate additional information regarding its use in critically ill pediatric patients.

The first cohort of nine patients has been completed, and data from this cohort were presented at the American Society of Hematology (“ASH”) annual meeting in December 2023. In this cohort, patients who received a full course of Auxora treatment experienced a more rapid resolution of symptoms compared to matched historical controls. These patients also spent fewer days in the hospital and intensive care unit, and blinded central review of pancreatic imaging showed reductions in the development of significant pancreatic necrosis and overall disease severity compared to historical controls. Specifically, none of the Auxora-treated patients developed greater than 30% pancreatic necrosis at 30 days, compared to 27% of patients in the historical control group. In addition, none of the Auxora-treated patients required total parenteral nutrition (“TPN”), whereas more than 50% of patients in the historical control group required TPN for several weeks on average.

Enrollment is ongoing across an expanded network of trial sites, and we expect to provide a study update in 2026.

Auxora for the Treatment of Acute Respiratory Failure

•
Completed Phase 2 clinical trial in hospitalized COVID-19 pneumonia patients. We completed CARDEA, a randomized, double-blind, placebo-controlled Phase 2 clinical trial evaluating Auxora in 284 patients hospitalized in the United States with severe COVID-19 pneumonia with ARDS who were receiving supplemental oxygen but not mechanical ventilation. The primary efficacy analysis included 261 patients with moderate to severe respiratory failure. In this trial, treatment with Auxora was associated with a reduction in time to recovery and a statistically significant 56% relative reduction in all-cause mortality at 30 days compared to placebo (p=0.0165), as well as a 33% relative reduction in mortality at 60 days (p=0.1449). Median time to recovery was seven days for Auxora-treated patients compared to ten days for placebo-treated patients (p=0.098). Results from this study were published in April 2022 in the peer-reviewed journal Critical Care.

CM5480 for the Treatment of Pulmonary Arterial Hypertension

•
Preclinical observations for CM5480 in PAH. A preclinical study published in JCI Insight in 2025 has demonstrated that inhibition of Orai1-mediated CRAC channel activity may have therapeutic relevance in PAH. In published studies, CRAC channel inhibition was associated with improvements in pulmonary hemodynamics, attenuation of pulmonary vascular remodeling, and improvements in right ventricular function in established animal models of PAH. These effects are consistent with the known role of CRAC channel signaling in pulmonary vascular smooth muscle cell proliferation, endothelial dysfunction, inflammation, and maladaptive vascular remodeling, all of which are central features of PAH pathophysiology. We believe these findings support further evaluation of CM5480 as a potential therapeutic candidate for PAH.
•
Ongoing preclinical development. We are conducting additional preclinical activities to support the advancement of CM5480 toward clinical development for PAH, including studies to further characterize its pharmacology, pharmacokinetic profile, and safety. These activities are intended to support IND-enabling development, with submission of an IND currently anticipated in 2027.

Potential Additional Indications

•
Oral CRAC channel inhibitors for chronic inflammatory and immunologic diseases. We have conducted exploratory preclinical research evaluating orally available CRAC channel inhibitors in models of chronic inflammatory and immunologic diseases. These studies suggest that CRAC channel inhibition may have potential relevance in indications such as chronic pancreatitis, rheumatoid arthritis, ulcerative colitis, and allergic asthma. We expect to continue selective research activities to further evaluate CRAC channel inhibition as a potential mechanism in additional inflammatory and immunologic diseases.
•
Auxora in preclinical models of ulcerative colitis. Preclinical studies have suggested that CRAC channel inhibition by zegocractin, the active ingredient in Auxora, may have relevance in inflammatory bowel disease. In a mouse model of ulcerative colitis, oral administration of zegocractin every other day for 30 days was associated with a significant reduction in intestinal inflammation. This work was conducted in collaboration with investigators at Charité – University Medicine Berlin and New York University Grossman School of Medicine and was published in EMBO Molecular Medicine in August 2022.
•
Auxora in preclinical models of allergic asthma. Zegocractin has been evaluated in mouse models of allergic airway inflammation and influenza A virus infection to assess whether CRAC channel inhibition could reduce asthmatic inflammation without impairing antiviral immune responses. In these studies, oral administration of zegocractin was associated with reductions in peribronchiolar inflammation and lung mucus production in the asthma model, without affecting viral responses in the influenza A model. These findings were published in Science Advances in October 2022.
•
CRAC channel inhibition in preclinical models of traumatic brain injury. In a preclinical study using a mouse model of traumatic brain injury induced by controlled cortical impact, inhibition of Orai1-mediated CRAC channel signaling using an Orai1-selective compound was associated with reduced brain damage. These effects were attributed to suppression of microglial activation, a key contributor to neuroinflammation. This work was published in the Journal of Neurotrauma in 2019 and supports the broader role of CRAC channel signaling in inflammatory injury responses within the central nervous system.

Our Strategy

We are a clinical-stage biopharmaceutical company focused on the discovery and development of CRAC channel inhibitors. Our strategy is centered on advancing therapies for acute critical illnesses with high unmet medical need, while selectively expanding our platform into chronic inflammatory and immunologic diseases. We seek to leverage the broad biological relevance of CRAC channel signaling, our differentiated small-molecule chemistry, and our clinical experience to build a focused and scalable pipeline.

Our strategy includes the following key elements:

•
Advance Auxora toward potential pivotal development in AP. AP is a serious inflammatory condition with no approved disease-modifying therapies. Based on results from our completed Phase 2a and Phase 2b clinical trials, we expect to finalize the design for a potential pivotal program in AP in the first half of 2026 and, subject to funding, be in a position to initiate that program later in 2026.
•
Evaluate potential future development of Auxora in AKI with associated AHRF following the discontinuation of KOURAGE. We are conducting KOURAGE, a Phase 2 randomized, double-blind, placebo-controlled clinical trial evaluating Auxora in patients with Stage 2 or Stage 3 AKI and associated AHRF. In January 2026, following a recommendation from the IDMC, we discontinued the trial due to a safety concern relating to a mortality imbalance that warranted reevaluation of study design. The IDMC did not identify evidence of drug-related toxicity, and our comprehensive review, performed in conjunction with external experts, reached the same conclusion. Imbalances in the patients’ severity of disease at baseline may have contributed to the observed safety concern. We plan to discuss the KOURAGE data and potential future development in AKI with the FDA in the second quarter of 2026.
•
Advance CM5480 for PAH. We are advancing CM5480, a small-molecule CRAC channel inhibitor, as a potential treatment for PAH. We are currently conducting IND-enabling activities, with submission of an IND application currently anticipated in 2027.
•
Generate additional clinical experience with Auxora in pediatric AIPT. We are supporting CRSPA, an investigator-initiated Phase 1/2 clinical trial evaluating Auxora in pediatric patients with asparaginase-induced pancreatic toxicity (“AIPT”). This study is designed to assess safety and tolerability and to generate additional information regarding the use of Auxora in critically ill pediatric patients, with an update expected in 2026.
•
Leverage completed respiratory failure studies to inform future development. We have completed Phase 2 clinical trials evaluating Auxora in patients with acute respiratory failure associated with COVID-19 pneumonia, including both non-mechanically ventilated and mechanically ventilated patients. We believe these studies provide clinically relevant insights into the role of CRAC channel inhibition in acute respiratory failure and may inform future development strategies.
•
Leverage our CRAC channel inhibition platform across additional indications. CRAC channels play a central role in inflammatory signaling and calcium-mediated tissue injury across multiple cell types. We believe this biology supports the potential application of CRAC channel inhibition in a range of acute and chronic inflammatory and immunologic diseases. While our current development efforts are focused on Auxora and CM5480, we continue selective research activities to evaluate additional indications and compounds within our portfolio.
•
Pursue strategic partnerships and licensing opportunities. We believe that development and potential commercialization of Auxora and other product candidates, particularly in acute care settings and international markets, may benefit from strategic partnerships. We are evaluating collaboration and licensing opportunities to support development, commercialization, or geographic expansion of our programs.

Our Team

Our executive team is led by A. Rachel Leheny, Ph.D., our Chief Executive Officer, who has more than 30 years of experience in the life sciences industry as a scientist, venture capital investor, and investment banking research analyst. Kenneth Stauderman, Ph.D., a co-founder and our Chief Scientific Officer, has more than 30 years of experience in drug discovery and development and is a leading expert in CRAC channel biology, having contributed to foundational work in the field. Sudarshan Hebbar, M.D., our Chief Medical Officer, has more than 15 years of clinical development and product development and was previously a practicing nephrologist and critical care physician. Raven Jaeger, MS, our Chief Regulatory Officer, has over 20 years of regulatory affairs experience, including involvement in multiple marketing approvals in serious diseases with high unmet medical need.

Our Science

Essential Roles of Calcium Signaling

Calcium serves as an essential intracellular messenger and plays a critical role in a wide range of biological processes. Within cells, calcium is primarily stored in the endoplasmic reticulum (“ER”), where concentrations are approximately 1,000 to 5,000 times higher than in the cytoplasm. In response to specific extracellular signals, calcium is released from the ER into the cytoplasm, triggering signaling cascades that regulate key cellular functions, including gene transcription, protein kinase signaling, cell growth, differentiation, and division. Under conditions of significant cellular stress, excessive release of calcium from intracellular stores can contribute to cellular injury or cell death.

CRAC Channels

Calcium release-activated calcium (“CRAC”) channels play a central role in replenishing calcium stores within the ER and sustaining calcium-dependent cellular signaling. CRAC channels are composed of two principal proteins: stromal interaction molecule

1 (“STIM1”), an ER-resident calcium sensor, and Orai1, a calcium channel located in the plasma membrane. When calcium levels in the ER decline, STIM1 undergoes a conformational change and activates Orai1, allowing extracellular calcium to enter the cell.

In certain pathological conditions, CRAC channels may become activated in non-physiological ways, such as through toxin-induced or stress-related depletion of ER calcium stores. This can lead to sustained calcium influx and overactivation of downstream signaling pathways.

CRAC channels serve to replenish calcium levels in the ER and to provide calcium for cellular signaling events.

CRAC Channel Signaling in Inflammation and Cellular Injury

The biological consequences of CRAC channel activation depend on the cell type and the magnitude and duration of calcium entry. In immune cells, such as T lymphocytes, CRAC channel-mediated calcium influx is essential for initiating adaptive immune responses and driving the production of inflammatory cytokines. In non-immune tissue cells, excessive calcium entry through CRAC channels can activate pathways associated with cellular injury and death, thereby exacerbating inflammation.

Substantial evidence from in vitro and in vivo studies, including animal genetic models and human genetics, supports the role of STIM1 and Orai1 in calcium homeostasis and immune function. At the phenotypic level, individuals with homozygous loss-of-function mutations in STIM1 or Orai1 develop severe combined immunodeficiency, reflecting the critical role of CRAC channel signaling in immune competence. In contrast, individuals with heterozygous mutations typically do not exhibit overt clinical abnormalities, despite partial reductions in CRAC channel activity.

In lymphocytes, CRAC channels play a critical role in regulating calcium entry that initiates both rapid and sustained immune responses. Within minutes of CRAC channel activation, changes in intracellular calcium levels can inhibit lymphocyte migration while simultaneously promoting immune cell activation. With prolonged calcium signaling, supported by both calcium release from the endoplasmic reticulum and CRAC channel–mediated calcium entry, additional downstream effects occur, including immune cell proliferation, differentiation, and the expression of immune-activated genes, as well as the production of cytokines and chemokines.

Many of these longer-duration effects are mediated through calcium-dependent signaling pathways involving calcineurin and nuclear factor of activated T cells (“NFAT”), which together link elevations in intracellular calcium to transcriptional activation. Calcineurin is a calcium-activated phosphatase that enables NFAT to translocate to the nucleus, where NFAT drives the expression of numerous pro-inflammatory cytokines, including interleukin-2 (“IL-2”), interleukin-6 (“IL-6”), and tumor necrosis factor alpha (“TNFα”). The calcineurin–NFAT pathway is a well-validated immunoregulatory mechanism and is the target of established immunosuppressive therapies such as cyclosporine and tacrolimus.

Increased levels of intracellular calcium mediated by CRAC channels activate a number of inflammatory pathways.

Inflammatory and injury-related diseases, including AP, AKI, acute respiratory failure, and traumatic brain injury, have been associated with activation or overactivation of CRAC channel signaling. Preclinical studies suggest that inhibition of CRAC channels may reduce inflammatory signaling and limit tissue injury in these disease settings. While multiple CRAC channel inhibitors have been described in the scientific literature, relatively few have advanced into clinical development due to challenges related to selectivity, pharmacokinetics, or formulation.

Advantages to Our Approach

We believe CRAC channels represent attractive therapeutic targets because they are expressed on both immune cells, such as T lymphocytes, and critical organ tissue cells, including endothelial cells. Overactivation of CRAC channels can contribute to cellular injury and cytokine-mediated pro-inflammatory processes. In immune cells, CRAC channel signaling serves as a proximal step in the production of pro-inflammatory cytokines, while in tissue cells, excessive calcium influx can drive endothelial instability and cellular damage. We believe the key advantages of CRAC channel inhibition include the following:

•
Dual mechanism of action. Our CRAC channel inhibitors are designed to address disease through both direct tissue protection and modulation of inflammatory signaling pathways.
•
Upstream modulation of inflammatory pathways. CRAC channel inhibition acts upstream of multiple inflammatory mediators and signaling pathways, including those targeted by established immunosuppressive agents such as cyclosporine. This upstream positioning may allow for coordinated down-regulation of multiple pro-inflammatory cytokines, in contrast to therapies that target a single cytokine.
•
Rapid and reversible immunomodulation. Our CRAC channel inhibitors are small-molecule drugs that can provide rapid onset of immunomodulatory activity with the potential for relatively rapid offset, which can allow for rapid recovery of immune function following treatment.
•
Relevance across acute critical illnesses. We believe that common biological mechanisms involving inflammation and calcium-mediated tissue injury underlie multiple acute critical illnesses, creating the potential for a single therapeutic approach to be applicable across different disease settings.
•
Differentiated formulation capabilities. Our proprietary intravenous lipid nanoemulsion formulation used in Auxora is designed to enhance drug delivery to lipophilic organs, such as the pancreas, lungs, and kidneys, which are commonly affected in acute critical illnesses.

•
Potential for chronic disease applications. Certain of our proprietary CRAC channel inhibitors are orally bioavailable, enabling potential use in chronic inflammatory and immunologic conditions.

Auxora, a Selective CRAC Channel Inhibitor

We are developing Auxora, an intravenous formulated small molecule CRAC channel inhibitor, for the treatment of acute inflammatory diseases, including AP, AKI with AHRF and AIPT. We hold worldwide rights to the active ingredient in Auxora, zegocractin. Zegocractin inhibits calcium entry into cells by selectively inhibiting the Orai1-containing CRAC channels. In an in vitro selectivity panel, zegocractin demonstrated high selectivity relative to other ion channels, receptors, and transporters, consistent with the structural distinctiveness of CRAC channels.

Auxora is formulated as an IV lipid nanoemulsion designed to facilitate rapid delivery to lipophilic organ tissues, including the pancreas, lungs, and kidneys, which are commonly affected in acute critical illnesses. The formulation consists of nanometer-sized lipid droplets suspended in an aqueous solution, into which zegocractin is incorporated. Following intravenous administration, the lipid-based formulation enables rapid tissue distribution, which we believe may be important in acute settings where timely inhibition of CRAC channel activity could limit further tissue injury. Auxora was well tolerated in single-dose and multiple-dose Phase 1 clinical trials in healthy adults, as well as in Phase 2 clinical trials in patients with COVID-19 pneumonia and in Phase 2a and Phase 2b clinical trials in AP.

Preclinical Evidence for Anti-Inflammatory Activity of Zegocractin

In vitro studies using activated human peripheral blood mononuclear cells (“PBMCs”), which are predominantly lymphocytes, demonstrated that zegocractin produced concentration-dependent inhibition of the release of multiple pro-inflammatory cytokines, including interleukin-2 (“IL-2”) and interleukin-17 (“IL-17”), when measured at 48 hours. The range of cytokines affected is consistent with the central role of calcium signaling and CRAC channel activation in inflammatory responses.

Zegocractin inhibited the release of broad set of cytokines from activated human PBMCs.

Beyond immune cells, dysregulated calcium signaling has been implicated in cellular injury across multiple organ systems. Excess intracellular calcium in tissues such as the kidney, pancreas, lungs, and nervous system can activate pathways leading to cell damage or cell death, contributing to tissue dysfunction and organ failure. These injury processes can further amplify inflammatory immune responses, exacerbating disease severity.

- Toxins
- Infection
- Trauma
CRAC channel overactivation
Ca²⁺
Immune T-Cell Activation
Calcium excess in the cytoplasm
- Leads to tissue cell injury
- Activates immune system cells
Cell Damage/Death
Pancreas
Kidney
Lung
Brain
Intestines
CRAC Channel Inhibitors Modulate These Processes

CRAC channel overactivation drives intracellular calcium excess, immune cell activation, and tissue cell injury across multiple organ systems.

Pharmacodynamic Profile of Auxora

Auxora is a proprietary intravenous lipid nanoemulsion formulation of the small-molecule CRAC channel inhibitor zegocractin. To assess the pharmacodynamic (“PD”) activity of Auxora, we developed an ex vivo assay using blood samples in which IL-2 release is stimulated as a surrogate marker of immune cell activation. This assay is intended to evaluate the immunomodulatory effects of CRAC channel inhibition.

Following administration, Auxora rapidly redistributes from the plasma into lipophilic tissues and is predominantly eliminated through the biliary system. Residual drug in lipophilic tissues is gradually cleared over the course of a few months, resulting in trace plasma concentrations that have not been associated with biological or clinical activity to date. Additional nonclinical and clinical safety assessments are expected to be conducted as part of later-stage development.

Using the IL-2 release assay, Auxora demonstrated a rapid onset of immunomodulatory activity, with inhibition observed within approximately 30 minutes following dosing in blood samples obtained from patients with AP treated with Auxora. Recovery of IL-2 release was observed within approximately 24 to 48 hours after completion of dosing, indicating offset of immunomodulatory activity following cessation of drug infusion.

Auxora has a rapid on-off effect as demonstrated by the onset of immunomodulation after dosing and the recovery of the immune system after the drug infusion is stopped.

We believe that this rapid onset and offset of pharmacodynamic activity may be relevant in acute clinical settings, where transient modulation of immune signaling may be desirable. In a rat pharmacokinetic study, administration of Auxora resulted in high drug exposure in the pancreas, lungs, kidneys, and plasma at two and four hours following initiation of a four-hour infusion. By eight hours, tissue and plasma drug levels declined, consistent with rapid redistribution and clearance.

Administration of Auxora to rats led to rapid increase in drug levels in the pancreas, lung, kidney and plasma.

Potency and Selectivity of Auxora

Zegocractin, the active molecule in Auxora, has demonstrated high potency and selectivity as a CRAC channel inhibitor in in vitro electrophysiological studies conducted in our laboratories, including studies published in the peer-reviewed journal Cell Calcium. As illustrated in the table below, zegocractin potently inhibits Orai1-containing CRAC channels, with 50% inhibition of channel activity observed at nanomolar (“nM”) concentrations.

In contrast, zegocractin demonstrated limited activity against other ion channels, including channels important for cardiac function. For example, zegocractin produced less than 10% inhibition of human voltage-gated calcium channels and human hERG potassium channels at micromolar (“µM”) concentrations, corresponding to a greater than 100-fold selectivity for Orai1-containing CRAC channels. These findings are consistent with the structural and functional distinctiveness of CRAC channels compared to other ion channels.

We believe that the potency and selectivity profile observed for zegocractin supports its further evaluation as a therapeutic candidate. Other compounds within our proprietary CRAC channel inhibitor portfolio have demonstrated broadly similar potency and selectivity characteristics in preclinical assays.

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

Auxora for the Treatment of AP

We have evaluated Auxora in two Phase 2 clinical trials in patients with AP and accompanying SIRS, a population at increased risk for severe disease and organ failure. In both studies, treatment with Auxora was associated with improvements in clinically meaningful outcomes related to inflammation, organ function, and recovery.

We have completed CARPO, a randomized, double-blind, placebo-controlled Phase 2b clinical trial in patients with AP and SIRS, which was designed to evaluate dose response and inform the design of a potential pivotal program. We have received Fast Track designation from the U.S. Food and Drug Administration (“FDA”) and orphan drug designation in the European Union from the European Medicines Agency (“EMA”) for Auxora for the treatment of AP. There can be no assurance that Fast Track designation will result in expedited regulatory review or approval.

Based on the results of CARPO and prior clinical experience, we expect to finalize the design for a pivotal program in AP in the first half of 2026 and, subject to funding, be in a position to initiate that program later in 2026.

Acute Pancreatitis Background

AP is an acute inflammatory process of the pancreas that presents as severe upper abdominal pain, often accompanied by nausea and vomiting. The disease is characterized by premature activation of digestive enzymes within pancreatic acinar cells, leading to pancreatic tissue injury, necrosis, and a local inflammatory response that can progress to systemic inflammation.

While many cases of AP are mild and resolve with supportive care, a substantial subset of patients develop moderate to severe disease. In these patients, the inflammatory response can trigger SIRS, resulting in dysfunction of distant organs, most commonly the lungs. Approximately one-third of patients with severe AP develop acute lung injury or acute respiratory distress syndrome (“ARDS”), and respiratory failure accounts for an estimated 60% of AP-related deaths in developed countries.

There are an estimated 300,000 hospitalizations for AP annually in the United States. Mortality in mild AP is less than 1% but increases to approximately 20% to 30% in patients with persistent severe disease. Approximately 50-60% of hospitalized patients with AP present with SIRS and are predicted to have moderate or severe disease, and approximately 30-40% of this group ultimately develop moderate or severe AP. Based on these estimates, we believe that approximately 60,000 patients per year in the United States progress to moderate or severe AP.

AP can progress from mild disease to systemic inflammation and moderate or severe illness, with interrelated complications that include pancreatic necrosis, organ failure, prolonged hospitalization, and increased mortality.

Currently, there are no approved therapies for AP. Standard of care consists of supportive measures, including intravenous fluids, pain control, nutritional support, and close monitoring for the development of organ failure. Patients who develop severe disease remain at risk for prolonged hospitalization, organ failure, long-term complications, and death.

AP has multiple underlying etiologies, most commonly gallstones and alcohol-related injury, which together account for approximately 60% to 80% of cases, with additional causes including hypertriglyceridemia, metabolic disorders, trauma, procedures, medications, genetic factors, and autoimmune disease. Despite these diverse triggers, AP appears to converge on a shared pathological mechanism characterized by dysregulated intracellular calcium signaling within pancreatic acinar cells, leading to cellular injury, enzyme activation, and inflammation.

Excessive signaling through calcium-dependent pathways plays a central role in the pathogenesis of AP. Under normal physiological conditions, pancreatic acinar cells rely on tightly regulated, transient intracellular calcium release to control digestive enzyme secretion. In AP, pathological stimuli lead to sustained elevations of intracellular calcium, resulting in mitochondrial dysfunction, premature intracellular activation of digestive enzymes, and subsequent acinar cell injury and death.

In addition to driving local pancreatic damage, dysregulated calcium signaling contributes to a robust inflammatory response. Injured pancreatic tissue releases inflammatory mediators that activate immune cells and amplify cytokine production, which in some patients progresses to SIRS. This systemic inflammation can result in distal organ dysfunction, most commonly affecting the lungs.

Respiratory complications are a major driver of morbidity and mortality in AP. In patients with severe disease, inflammatory cytokines and endothelial injury increase vascular permeability within the lungs, leading to hypoxemia, acute lung injury, and acute respiratory distress syndrome (“ARDS”). These processes are believed to be mediated, at least in part, by CRAC channel–dependent calcium influx in both immune cells and endothelial cells. As a result, inhibition of CRAC channels has the potential to attenuate both direct pancreatic injury and the downstream inflammatory and endothelial processes that contribute to respiratory failure and other organ dysfunction in AP.

Inhibition of CRAC channels has the potential to impact multiple pathologies associated with AP.

Completed Phase 2a Clinical Trial in Acute Pancreatitis

We completed a randomized, open-label Phase 2a clinical trial of Auxora in 21 patients with AP and predicted moderate or severe disease, as defined by the presence of SIRS and hypoxemia. Fourteen patients received Auxora plus standard of care (“SOC”), and seven patients received SOC alone. Auxora was administered intravenously once daily for up to four days.

Trial design for Auxora AP Phase 2a clinical trial.

Patients with AP are typically unable to tolerate solid food until pancreatic inflammation resolves. At study entry, only one patient in each treatment group was tolerating solid food. After 72 hours, seven of 14 patients treated with Auxora were able to tolerate solid food compared to one of seven patients receiving SOC alone. At hospital discharge, 13 of 14 Auxora-treated patients were tolerating solid food compared to three of seven SOC-treated patients.

AP patients treated with Auxora were able to tolerate food sooner than matched controls.

Auxora was generally well tolerated in the trial. Treatment-emergent adverse events (“TEAEs”) were reported in 12 patients (86%) receiving Auxora and four patients (43%) receiving SOC alone, with most adverse events reported in Auxora-treated patients being mild and resolving or resolved by the end of the study. SAEs occurred in three Auxora-treated patients (21%) and two SOC-treated patients (29%). One death occurred in the Auxora group and was attributed to abdominal compartment syndrome and multi-organ failure. None of the adverse events or SAEs were deemed to be related to Auxora by the principal investigators.

CARPO: Completed Phase 2b Clinical Trial in Acute Pancreatitis

CARPO was a randomized, double-blind, placebo-controlled Phase 2b clinical trial evaluating Auxora in patients with AP and accompanying SIRS. A total of 216 patients were enrolled across 37 clinical centers and randomized 1:1:1:1 to receive high-dose (2.0 mg/kg), medium-dose (1.0 mg/kg), or low-dose (0.5 mg/kg) Auxora, or matching placebo. Study drug was administered intravenously over four hours once daily for three consecutive days. Baseline demographic and disease characteristics were balanced across treatment groups.

The primary objective of CARPO was to evaluate dose response and inform selection of an optimal dosing regimen for future clinical development. The primary endpoint for dose response was time to solid food tolerance, with secondary and exploratory endpoints evaluating organ failure, recovery, and safety. Additional endpoints were assessed to support the construction of a composite endpoint for a potential Phase 3 trial, including mortality, new-onset severe respiratory failure, necrotizing pancreatitis, and time to medically indicated discharge. A stratified win-ratio analysis incorporating these endpoints was also performed.

Trial design for CARPO, Phase 2b clinical trial in AP.

CARPO met its primary objective by demonstrating a dose-dependent improvement in time to solid food tolerance in a pre-specified subgroup of patients with hyper-inflammatory AP. In this subgroup, placebo-treated patients required a median of 4.7 days to tolerate solid food, while patients treated with Auxora demonstrated earlier recovery, with improvements of 1.9 days (41.0% relative reduction) in the high-dose group, 2.1 days (43.6% relative reduction) in the medium-dose group, and 1.5 days (31.0% relative reduction) in the low-dose group. In patients without hyper-inflammatory AP, median time to solid food tolerance was rapid across all treatment groups, limiting the ability to detect a treatment effect.

Auxora treatment was also associated with clinically meaningful reductions in severe organ failure, particularly respiratory failure. New-onset severe respiratory failure was reduced by 100% in the combined medium- and high-dose Auxora groups compared to the combined placebo and low-dose groups (p<0.01). This reduction was also statistically significant when the high- and medium-dose groups were analyzed individually versus placebo (p<0.05). In addition, new-onset persistent respiratory failure was reduced by 64.2% in the combined medium- and high-dose Auxora groups compared to the combined placebo and low-dose groups (p<0.05).

Auxora treatment in CARPO was associated with a dose-dependent reduction in severe organ failure and a complete elimination of new-onset severe respiratory failure at the medium and high doses compared with placebo.

Patients in the high-dose Auxora group also experienced an approximately 20% relative reduction in the incidence of new-onset necrotizing pancreatitis compared to placebo and had a median time to medically indicated discharge that was approximately 15 hours shorter than placebo-treated patients.

Auxora treatment in CARPO was associated with reductions in new-onset necrotizing pancreatitis, faster time to medically indicated discharge, and fewer patients remaining hospitalized over time, consistent with improved resolution of disease severity and accelerated clinical recovery in AP.

A stratified win-ratio analysis incorporating mortality, new-onset severe respiratory failure, necrotizing pancreatitis, and time to medically indicated discharge demonstrated a statistically significant benefit for the high-dose Auxora group compared to placebo, with a win ratio of 1.640 (p=0.0372).

Stratified win-ratio analysis in CARPO demonstrated a statistically significant overall clinical benefit for high-dose Auxora versus placebo, driven by favorable outcomes across key hierarchical endpoints including new severe respiratory failure, necrotizing pancreatitis, and time to medically indicated discharge.

Auxora was generally well tolerated in CARPO. Treatment-emergent serious adverse event rates trended lower with increasing dose, and no drug-related serious adverse events or deaths were observed in patients receiving the high-dose Auxora regimen.

In February 2026, results from CARPO were published in eClinicalMedicine (The Lancet Discovery Science suite).

Implications for Pivotal Program Design in AP

The results of CARPO provide important insights to inform the design of a potential pivotal clinical trial in AP. The observed dose-dependent improvements in time to solid food tolerance in patients with hyper-inflammatory AP, together with reductions in severe and persistent respiratory failure and supportive win-ratio findings, suggest that a future pivotal program may focus on patients at highest risk for severe disease and organ failure. In addition, the consistency of treatment effects observed across multiple clinically meaningful endpoints supports the use of a hierarchical composite endpoint incorporating mortality, respiratory failure, and recovery measures, such as time to medically indicated discharge. The safety and tolerability profile observed in CARPO, including the absence of drug-related serious adverse events at the high dose, further supports evaluation of this dosing regimen in a future pivotal program. We expect to finalize the design for a pivotal program in AP in the first half of 2026 and, subject to funding, be in a position to initiate that program later in 2026.

CRSPA: Ongoing Open-Label Phase 1/2 Clinical Trial in AIPT (Pancreatitis as a Side Effect of Pediatric ALL Treatment)

CRSPA is an ongoing investigator-sponsored, open-label Phase 1/2 clinical trial evaluating Auxora in up to 24 pediatric patients who develop AIPT treatment for acute lymphoblastic leukemia (“ALL”). The study is being conducted by St. Jude Children’s Research Hospital and is designed to assess the safety and tolerability of Auxora in this pediatric population, while also exploring its potential to reduce complications of AP.

AIPT shares key pathological features with AP more broadly, including pancreatic inflammation, acinar cell injury, and systemic inflammatory responses. As a result, we believe findings from CRSPA may provide supportive evidence for the activity of CRAC channel inhibition in pancreatitis across different patient populations.

Preliminary results from the first cohort of nine pediatric patients were presented at the American Society of Hematology meeting in December 2023. In this cohort, Auxora was generally well tolerated, and no drug-related safety concerns were identified. Compared to a matched historical control group, Auxora-treated patients experienced shorter hospital stays, reduced need for intensive care, and no requirement for total parenteral nutrition. Blinded central review of pancreatic imaging also showed reduced severity of pancreatitis and a lower incidence of significant pancreatic necrosis in Auxora-treated patients.

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

CTSI score definitions:

0-3 mild AP

4-6 moderately severe AP

≥7 severe AP

Based on these results, investigators selected the dose used in the initial cohort as the recommended Phase 2 dose. Enrollment is ongoing across an expanded network of trial sites, and we expect to provide a study update in 2026.

Preclinical Studies with Auxora in AP

In preclinical studies, Auxora demonstrated anti-inflammatory and tissue-protective effects in multiple animal models of AP. In a cerulein-induced rat model of AP, administration of Auxora following disease induction reduced pancreatic acinar cell injury and significantly decreased inflammatory markers in both the pancreas and the lung. Specifically, Auxora treatment reduced histopathologic evidence of acinar cell damage by approximately 50% and lowered expression of inflammatory biomarkers, including myeloperoxidase (“MPO”) and the cytokines TNFα and IL-6, by approximately 80–90% in pancreatic tissue. Consistent with the systemic nature of AP, inflammatory markers that were elevated in lung tissue following disease induction were also significantly reduced by Auxora treatment. Results from this study were published in The Journal of Physiology.

Auxora inhibited the expression of MPO, TNFα and IL-6 in the cerulein-induced AP model in both the pancreas and lung.

Consistent with these findings, the active ingredient in Auxora, zegocractin, reduced pancreatic inflammation, edema, and acinar cell necrosis in additional mouse models of AP induced by bile acids (gallstone model) and by fatty acid and ethanol exposure (alcohol model). In both models, zegocractin administered after disease onset reduced histopathologic measures of pancreatic injury by approximately 50%, supporting the role of CRAC channel inhibition across multiple etiologies of AP

Zegocractin decreases pancreatic damage in two models of AP in mice. Shown are histology photomicrographs of the pancreas. The top panels are examples from control animals in both the gallstone (left) and alcohol (right) models showing the presence of inflammatory cells (small dark dots), edema (white areas) and acinar cell necrosis (light red). Bottom panels are from animals treated with Zegocractin, showing reduced inflammation, edema and necrosis. White bars = 50 m.

In addition to reducing pancreatic injury, CRAC channel inhibition preserved pancreatic ductal cell function in animal models of AP. In cerulein-induced, gallstone, and alcohol models of AP, post-insult administration of a CRAC channel inhibitor preserved pancreatic ductal fluid secretion, which is required for normal digestive enzyme and bicarbonate release. Restoration of ductal secretion is considered an important component of disease resolution in AP and may contribute to improved ability to tolerate oral nutrition, a clinically meaningful recovery endpoint evaluated in our clinical trials.

CM5480 (CM-C) treatment led to the preservation of pancreatic ductal secretion in a cerulein-induced AP model.

Auxora for the Treatment of Acute Kidney Injury

Preclinical studies reported in the scientific literature have demonstrated that CRAC channel inhibition can reduce tissue injury in animal models of AKI. We also conducted preclinical studies of Auxora in a rat model of AKI and evaluated clinical outcomes related to kidney function across our studies in acute critical illness.

In July 2024, we announced enrollment of the first patient in KOURAGE, a Phase 2 randomized, double-blind, placebo-controlled clinical trial evaluating Auxora for the treatment of patients with Stage 2 or Stage 3 AKI and associated AHRF. In January 2026, the trial was discontinued following a recommendation from the Independent Data Monitoring Committee due to a safety concern. We plan to discuss the KOURAGE data and potential future development in AKI with the FDA in the second quarter of 2026.

Acute Kidney Injury Background

AKI is characterized by an initial injury phase, followed by a recovery phase, and, in some patients, progression to long-term kidney damage. Patients who do not fully recover from the initial injury are at increased risk of developing chronic kidney disease, end-stage renal failure, dialysis dependence, or increased mortality. AKI is classified into Stage 1, Stage 2, and Stage 3 based on changes in serum creatinine and urine output, with Stage 2 and Stage 3 representing more severe disease and higher morbidity and mortality.

AKI commonly occurs in the setting of critical illness, including infection, trauma, and myocardial infarction. In the United States, there are approximately five million ICU admissions annually, and approximately half of these patients develop AKI. Of these, an estimated 1.25 million patients develop Stage 2 or Stage 3 AKI, and approximately 800,000 patients have Stage 2 or Stage 3 AKI with associated AHRF. There are currently no approved disease-modifying therapies for AKI, and standard of care remains supportive.

KOURAGE: Phase 2 Clinical Trial in AKI with Associated AHRF

KOURAGE was a randomized, double-blind, placebo-controlled Phase 2 clinical trial designed to evaluate Auxora in patients with severe AKI and associated AHRF. Patients were stratified by AKI stage and by use of invasive mechanical ventilation at randomization. Auxora or placebo was administered as a four-hour intravenous infusion at a dose of 2.0 mg/kg as an initial dose, followed by additional infusions of 1.6 mg/kg at approximately 24, 48, 72, and 96 hours.

The primary endpoint of KOURAGE was a hierarchical composite analyzed using a win-ratio method that first compares all-cause mortality through Day 30 and then, among surviving patients, compares the number of days alive and free from mechanical ventilation and renal replacement therapy through Day 30. Secondary endpoints included individual assessments of all-cause mortality, ventilator use, dialysis use, and kidney function as measured by estimated glomerular filtration rate (“eGFR”) through Day 90, as well as major adverse kidney events at 90 days (“MAKE-90”).

In January 2026, following a recommendation from the IDMC, we discontinued the trial due to a safety concern relating to a mortality imbalance that warranted reevaluation of study design. The IDMC did not identify evidence of drug-related toxicity, and our comprehensive review, performed in conjunction with external experts, reached the same conclusion. Imbalances in the patients’ severity of disease at baseline may have contributed to the observed safety concern. We plan to discuss the KOURAGE data and potential future development in AKI with the FDA in the second quarter of 2026.

Clinical Observations Supporting the Potential Use of Auxora in AKI

Although the CARDEA trial was designed to evaluate Auxora in patients hospitalized with severe COVID-19 pneumonia, AKI was reported in a number of patients, consistent with the known association between critical respiratory illness and kidney injury. In CARDEA, we observed an approximately 40% reduction in the frequency of newly reported AKI in patients treated with Auxora compared to placebo.

In a post-hoc analysis of 38 CARDEA patients who enrolled with AKI, defined as an eGFR ≤ 60 mL/min/1.73 m², and who also had moderate or severe respiratory failure (an inclusion criterion for the study), Auxora-treated patients experienced a 62.7% relative reduction in mortality at Day 30 compared to placebo, with this difference persisting through Day 60. These analyses were exploratory and not prespecified, and they were not powered for definitive conclusions.

CARDEA Phase 2 COVID-19 pneumonia trial results demonstrating reduced mortality and kidney injury with Auxora, including in a subgroup that enrolled with AKI.

Biomarker Evidence Supporting a Role in Endothelial and Inflammatory Pathways

Biomarker analysis from blood samples obtained from over 190 CARDEA patients further support the potential relevance of CRAC channel inhibition in AKI. Angiopoietin-1, angiopoietin-2, and D-dimer are biomarkers associated with endothelial cell function and vascular integrity. Angiopoietin-1 is associated with maintenance of endothelial stability, whereas angiopoietin-2 and D-dimer are associated with endothelial activation, dysfunction, and thrombosis.

Compared to placebo, patients treated with Auxora demonstrated statistically significant increases in angiopoietin-1 levels and statistically significant decreases in angiopoietin-2 and D-dimer levels. These biomarker changes are consistent with improved endothelial function and reduced endothelial injury, processes believed to play a central role in the pathophysiology of AKI in critically ill patients.

Angiopoietin-1 levels show a statistically significant greater increase in Auxora-treated patients compared to placebo patients while Angiopoietin-2 and D-dimer levels show a statistically greater decrease.

In addition, independent work by others has shown that elevated serum levels of interleukin-17 (“IL-17”), a cytokine regulated by CRAC channel signaling, are disproportionately increased in patients with Stage 2 and Stage 3 AKI and that the degree of elevation is independently associated with both in-hospital mortality and adverse long-term outcomes. These findings provide additional mechanistic support for targeting CRAC channel–mediated inflammatory pathways in severe AKI.

Preclinical Studies with Auxora in AKI

In collaboration with researchers at Indiana University, we conducted preclinical studies evaluating Auxora in a rat ischemia-reperfusion model of AKI. In these studies, Auxora-treated animals demonstrated improvements in glomerular filtration rate (“GFR”) compared to placebo-treated animals. In more severe injury settings, survival outcomes differed between treated and placebo groups. Auxora treatment was also associated with reductions in IL-17 producing immune cells in kidney and lung tissue.

While these findings provided mechanistic rationale for clinical evaluation, preclinical results may not be predictive of clinical outcomes in humans.

Auxora for the Treatment of Acute Respiratory Failure (Supportive Clinical Evidence)

Respiratory failure is a major driver of morbidity and mortality in acute inflammatory diseases, including AP and AKI with associated AHRF. Lung injury in these conditions is characterized by cytokine-mediated inflammation, endothelial dysfunction, and increased vascular permeability—processes in which CRAC channel–mediated calcium signaling plays a central role. We believe that clinical and biomarker findings from our completed COVID-19 pneumonia with ARDS studies provide important supportive evidence for the role of CRAC channel inhibition in reducing respiratory failure across acute inflammatory settings.

Observations from our clinical studies in AP informed our exploration of Auxora in severe COVID-19 pneumonia with ARDS. In our Phase 2a AP trial, patients presenting with markedly elevated interleukin-6 (“IL-6”) levels experienced reductions in IL-6 over the course of treatment when treated with Auxora compared to standard of care alone. IL-6 is a central mediator of systemic inflammation and lung injury and has been strongly associated with disease severity, respiratory failure, and mortality in COVID-19 and other causes of acute lung injury. These findings, together with the role of CRAC channels in regulating cytokine production and endothelial permeability, provided the rationale to evaluate Auxora in severe COVID-19 pneumonia with ARDS as a model of inflammatory respiratory failure.

Completed Phase 2 Clinical Trial in Severe COVID-19 Pneumonia (CARDEA)

CARDEA was a Phase 2, randomized, double-blind, placebo-controlled trial evaluating Auxora in hospitalized adults with severe COVID-19 pneumonia with ARDS requiring supplemental oxygen but not invasive mechanical ventilation. All patients received corticosteroids and nearly all received anticoagulation as part of standard of care. A total of 284 patients were enrolled, including a pre-specified 261-patient efficacy population with moderate to severe hypoxemia (PaO₂/FiO₂ ≤200). The primary clinical findings from the CARDEA Phase 2 trial were reported in April 2022 in the peer-reviewed journal Critical Care.

Trial design for double-blind Phase 2 clinical trial in hospitalized COVID-19 pneumonia patients on oxygen (Part 2).

In the efficacy population, Auxora treatment was associated with clinically meaningful improvements across multiple endpoints related to respiratory recovery and survival. Day-30 all-cause mortality was 7.7% in Auxora-treated patients compared to 17.6% in placebo-treated patients, representing a 56% relative reduction in mortality (p=0.0165). At Day-60, mortality was 13.8% with Auxora compared to 20.6% with placebo, representing a 33% relative reduction. Auxora-treated patients also demonstrated a trend toward faster recovery, with a median time to recovery of seven days compared to ten days with placebo.

Auxora plus SOC demonstrated a significant decrease in mortality compared to placebo plus SOC. (N=261)

Consistent with these clinical findings, Auxora treatment was associated with improvements in oxygenation, reduced progression to ventilatory support, and favorable effects on biomarkers of inflammation and endothelial dysfunction, including reductions in C-reactive protein, ferritin, D-dimer, and CD25 levels. Serious adverse events occurred less frequently in Auxora-treated patients than in placebo-treated patients, and Auxora was generally well tolerated.

Relevance to AP and AKI with associated AHRF Programs

We believe the CARDEA results provide important clinical validation of CRAC channel inhibition as a strategy to mitigate inflammatory lung injury, preserve endothelial function, and reduce progression to severe respiratory failure. Respiratory failure is a leading cause of death in severe AP and in patients with AKI complicated by hypoxemic respiratory failure. Accordingly, the observed reductions in ventilator use, inflammatory biomarkers, and mortality in CARDEA support the mechanistic and clinical rationale for Auxora in these indications, even though we are not currently pursuing standalone development in COVID-19 or ARDS.

CM5480 for the Treatment of Pulmonary Arterial Hypertension

Pulmonary arterial hypertension (“PAH”) is a progressive and life-threatening disease characterized by elevated pulmonary vascular resistance resulting from pathological remodeling of the pulmonary vasculature, endothelial dysfunction, inflammation, and maladaptive right ventricular hypertrophy and failure. Despite the availability of multiple approved therapies that target vasodilation pathways, PAH remains associated with significant morbidity and mortality, and there remains a need for therapies that address the underlying disease biology.

CRAC channel signaling mediated by Orai1 plays an important role in several cellular processes central to PAH pathophysiology, including pulmonary vascular smooth muscle cell proliferation, endothelial dysfunction, inflammatory signaling, and right ventricular remodeling. Dysregulated calcium influx through CRAC channels has been implicated in pathological vascular remodeling and inflammatory activation that contribute to disease progression in PAH.

A preclinical study in the peer-reviewed journal JCI Insight demonstrated that inhibition of Orai1-mediated CRAC channel activity was associated with improvements in pulmonary hemodynamics, attenuation of pulmonary vascular remodeling, and preservation of right ventricular structure and function in established animal models of PAH. In these studies, CRAC channel inhibition reduced pathological changes in the pulmonary vasculature and improved measures of right heart function, supporting the hypothesis that targeting CRAC channel signaling may have disease-modifying potential in PAH. These findings are consistent with the known role of calcium-dependent signaling in vascular smooth muscle cell proliferation, endothelial activation, and inflammatory responses that drive pulmonary vascular remodeling.

In a monocrotaline (MCT) rat model of established PAH, CM5480 improved cardiac output and reduced right ventricular remodeling both as monotherapy and in combination with standard-of-care therapies, supporting its potential disease-modifying activity in PAH.

CM5480 is an Orai1-selective CRAC channel inhibitor that we are advancing as a potential therapeutic candidate for the treatment of PAH. Based on its pharmacologic profile and the preclinical data supporting CRAC channel inhibition in PAH, we believe CM5480 has the potential to address key biological processes underlying disease progression rather than solely providing symptomatic vasodilation.

We are conducting additional preclinical development activities to support the advancement of CM5480 toward clinical development for PAH, including studies to further characterize its pharmacology, pharmacokinetics, and safety profile. These efforts are intended to support IND-enabling development, and we currently anticipate submitting an IND for CM5480 in 2027.

Preclinical studies for Chronic Inflammatory and Immunological Diseases

In addition to our programs in acute critical illnesses and pulmonary arterial hypertension, we have generated and evaluated preclinical data supporting the potential applicability of CRAC channel inhibition across a range of chronic inflammatory and immunologic diseases. These efforts are intended to demonstrate the breadth of our CRAC channel inhibitor platform rather than to indicate active clinical development programs beyond our current priorities.

We are developing orally bioavailable CRAC channel inhibitors for use in chronic disease settings where intravenous administration would not be practical. In multiple preclinical models, CRAC channel inhibition has demonstrated anti-inflammatory, tissue-protective, and immunomodulatory effects in diseases characterized by dysregulated calcium signaling, immune activation, and tissue injury.

Chronic Pancreatitis

In a mouse model of chronic pancreatitis, CRAC channel inhibition reduced pancreatic fibrosis, preserved acinar and ductal cell function, and improved pancreatic ductal secretion. These findings suggest a potential role for CRAC channel inhibition in chronic pancreatitis, a debilitating disease associated with pain, fibrosis, progressive loss of pancreatic function, and increased cancer risk. We are evaluating chronic pancreatitis as a potential future indication for orally administered CRAC channel inhibitors.

CRAC channel inhibitor reduced acinar cell necrosis (top panels), prevented the formation of fibrosis (bottom left) and restored pancreatic ductal secretion (bottom right) in a mouse model of chronic pancreatitis.

Autoimmune and Inflammatory Diseases

Preclinical studies conducted by others have established a role for CRAC channel inhibition in autoimmune disease. In collagen-induced arthritis (“CIA”) models, both pharmacologic inhibition and genetic modulation of Orai1 have been shown to reduce disease severity (British Journal of Pharmacology, 2015; Journal of Pharmacological Sciences, 2017).

Consistent with these prior findings, we have demonstrated in our own preclinical studies that several of our Orai1-selective CRAC channel inhibitors reduce disease severity in a rat model of CIA. In these studies, oral administration of three of our portfolio compounds resulted in significant reductions in knee joint histopathology compared to vehicle-treated controls. Reductions in histopathologic scores averaged approximately 60-75% across compounds following once-daily oral dosing. In addition, these histopathologic improvements were accompanied by reductions in a pharmacodynamic marker of immune activation, as measured by decreased stimulated interleukin-2 (“IL-2”) release in an ex vivo blood assay.

Knee Histopathology
Sum of Histopathology Scores
15
10
5
0
*
*
*
0
3
10
25
Dose of CM6325 (mg/kg)
Ex Vivo PD Assay
Ex Vivo IL-2 Release in Blood
(Percent of Control)
100
75
50
25
0
*
*
*
0
3
10
25
Dose of CM6325 (mg/kg)

CM6325 produced significant and dose-related reductions in summed knee histopathology scores (composed of measures of inflammation, pannus formation, cartilage damage and bone resorption) in rat model of collagen-induced arthritis. Blood samples taken at the end of the study showed that a pharmacodynamic (PD) readout, stimulated IL-2 release, was also decreased by CM6325 in a significant and dose-related manner. *p < 0.05.

In models of inflammatory bowel disease, oral administration of a CRAC channel inhibitor reduced intestinal inflammation and inflammatory CD4⁺ T-cell responses; these findings were reported in EMBO Molecular Medicine (2022).

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

In models of allergic asthma, CRAC channel inhibition reduced airway inflammation and mucus production without impairing antiviral immune responses to influenza A virus, as reported in Science Advances (2022).

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

Central Nervous System Injury

CRAC channel inhibition has also demonstrated tissue-protective effects in a preclinical model of traumatic brain injury, where treatment reduced lesion size, hemorrhage, and neuroinflammatory responses. These findings were reported in The Journal of Neurotrauma (2019) and further support the role of CRAC channel–mediated calcium signaling in inflammatory tissue injury across organ systems.

CM5480 reduced injury in a traumatic brain injury model in mice.

Summary

Taken together, these preclinical findings reinforce our view that CRAC channel inhibition represents a broadly applicable therapeutic approach across acute and chronic inflammatory diseases. While we are not currently pursuing clinical development in most of these indications, we believe these data highlight the potential versatility of our platform and may inform future research, partnering, or development opportunities.

P-Values and Confidence Intervals

The conventional method for measuring the statistical significance of a result is known as the “p-value,” which represents the probability of obtaining results at least as extreme as those observed assuming the null hypothesis (e.g., no treatment effect) is true. Generally, a p-value less than 0.05 is considered statistically significant and may be supportive of a finding of efficacy by regulatory authorities. However, regulatory authorities, including the FDA, do not rely on strict statistical significance thresholds as criteria for marketing approval and maintain the flexibility to evaluate the overall risks and benefits of a treatment. A confidence interval (“CI”) is a range of values estimated from observed data. It is conventional to present 95% CIs, meaning that, under repeated sampling, the confidence interval procedure would be expected to contain the true value 95% of the time. For measures expressed as differences, the null value is typically 0; for measures expressed as ratios (such as hazard ratios or relative risks), the null value is typically 1.0. If a CI excludes the applicable null value, the result is often considered statistically significant at the corresponding level.

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

We are a clinical-stage biopharmaceutical company focused on developing therapeutics that treat serious acute inflammatory illnesses driven by hyperinflammation processes and direct cellular damage. The molecular targets we are addressing are CRAC channels, and our most advanced clinical candidate, Auxora, is in clinical development for AP, AIPT, and AKI with AHRF. Other companies, including Rhizen Pharmaceuticals AG, Vivreon Biosciences, LLC, Medshine Discovery, Inc., Eldec Pharmaceuticals, and ChemiCare srl, have CRAC channel inhibitors (including both small molecules, peptides, and monoclonal antibodies) in clinical or preclinical development for various indications. Several of these have reached Phase 1 or Phase 2 clinical trials in indications we are not currently pursuing. Any of these companies could elect to re-direct their efforts and compounds to indications we are pursuing.

With respect to AP, we are developing Auxora as a disease-modifying therapy intended to reduce inflammatory injury and organ dysfunction during the acute episode, whereas most other drug treatments and approaches in clinical development focus on addressing symptoms or sequelae (e.g., analgesia, supportive care regimens, antibiotics in selected settings, anticoagulation strategies, nutritional approaches, and other anti-inflammatory or supportive interventions). In addition, certain companies are developing therapies intended to reduce the risk of recurrent pancreatitis in defined metabolic subpopulations, rather than treat AP directly. For example, therapies that lower triglycerides by targeting apolipoprotein C-III (“ApoC-III”) have been approved in the United States for familial chylomicronemia syndrome (“FCS”), a rare genetic disorder associated with markedly elevated triglycerides and risk of pancreatitis, including Ionis’s Tryngolza (olezarsen). Arrowhead also received FDA approval for Redemplo (plozasiran) for FCS, and reported reductions in pancreatitis risk in its clinical program. While such triglyceride-lowering approaches may reduce pancreatitis risk in FCS and certain severe hypertriglyceridemia populations, these patients represent a small subset of the overall AP population, and these strategies are generally focused on prevention of attacks associated with specific etiologies rather than treatment of AP across heterogeneous causes. Other approaches to treat acute pancreatitis include RABI-767, a pancreatic lipase inhibitor from Panafina Inc., currently in a Phase 2 trial, and SCM-AGH, a mesenchymal stem cell treatment from SCM Lifsciences, completing a Phase 1/2 trial.

With respect to AIPT, there is currently no disease modifying treatment for patients who develop pancreatic toxicity as a result of asparaginase treatment for ALL. The current SOC addresses symptoms like pain, the inability to eat, and infection, and withdraws asparaginase, a key component of the ALL treatment regimen.

With respect to AKI with associated AHRF, there are currently no approved disease-modifying therapies. In the area of AKI, most companies in the space are pursuing strategies to prevent AKI in high risk populations. There are two ongoing Phase 2 clinical trials to treat AKI in the setting of sepsis, i.e., sepsis-associated AKI or SA-AKI, one from Novartis (TIN816, a recombinant CD39) and a second from AstraZeneca (AZD-4144, a NLRP-3 inhibitor). Other than these drug candidates, to our knowledge, there are no other novel compounds currently in clinical development in the US that are intended to treat rather than prevent AKI. If, however, a strategy to prevent AKI were to be effective, the number of patients we are targeting for Auxora could decrease.

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

Intellectual Property

We have developed and continue to expand our patent portfolio for Auxora. As of December 31, 2025, we have issued patents and pending patent applications in the United States and other countries throughout the world directed to compositions of matter, various methods of use, formulations, and synthetic processes. For patents directed to compositions covering Auxora, we own four issued U.S. patents and over 60 issued patents world-wide. We also have one pending U.S. patent application and five pending patent applications in Japan, China and India directed to compositions covering Auxora. Composition of matter patents for Auxora have expirations ranging from 2031 and 2036 with Auxora and other pre-clinical drugs having world-wide composition of matter patents to 2036, not including any patent term adjustment or any patent term extension.

For patents and patent applications directed to methods of using Auxora for the treatment of AP, as of December 31, 2025, we own two issued U.S. patents and over 30 issued patents world-wide. We also own one issued U.S. patent, one U.S. provisional patent application, two U.S. patent applications, and 21 pending patent applications in the following jurisdictions: Argentina, Australia, Canada, China, Europe, Hong Kong, India and Japan for AP and other indications. These issued patents and any patents issuing from pending U.S. and ex-U.S. applications are expected to expire between 2031-2046, not including any patent term adjustment or any patent term extension. We have also filed one U.S. patent application, and applications in Australia, Canada, China, Europe and Japan directed to using a subject’s P/F ratio (the ratio of arterial oxygen pressure to fractional inspired oxygen) as a biomarker when treating acute lung injury and acute respiratory distress syndrome with Auxora. Any patents ultimately issuing from these applications are expected to expire around 2043, not including any patent term adjustment or patent term extension. We jointly own U.S. patent application direct to treatment of pediatric pancreatitis. Any patents ultimately issuing from this application are expected to expire around 2046.

Additionally, we jointly own one issued U.S. patent and, 14 issued patents world-wide directed to treatment for stroke and traumatic brain injury. These patents are expected to expire around 2036, not including any patent term adjustment or patent term extension. Also, we have filed one U.S patent application directed to treatment of non-alcoholic fatty liver disease using Auxora. Any patents ultimately issuing from this application are expected to expire around 2047, not including any patent term adjustment or patent term extension.

Moreover, for patent protection directed to formulations and crystalline forms of Auxora, we have one pending U.S. patent application, one granted in each Australia, China, Mexico, Canada, South Korea, and Japan and three pending applications in the following jurisdictions: Australia, Brazil and Europe. Any patents that ultimately issue from these patent applications are expected to expire around 2038, not including any patent term adjustment or patent term extension.

With respect to the synthetic of Auxora, we have one issued U.S. patent, one pending U.S. patent application, one pending U.S. provisional application, one issued patent in Japan, and pending applications in Canada, China, Europe, India, and South Korea. Any patents ultimately issuing from these applications are expected to expire around 2040, not including any patent term adjustment or any patent term extension.

Beyond patent coverage for Auxora, we have 18 issued U.S. patents, six issued patents world-wide, and a pending PCT application and one U.S. provisional application directed to CRAC channel inhibitors and their uses.

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

If we elect to participate in certain governmental programs, we may be required to participate in discount and rebate programs, which may result in prices for our future products that will likely be lower than the prices we might otherwise obtain. For example, drug manufacturers participating under the Medicaid Drug Rebate Program must pay rebates on prescription drugs to state Medicaid programs. In addition, the U.S. Department of Health and Human Services (“HHS”) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. Further, recently HHS has been empowered to negotiate the price to negotiate the price of certain single-source drugs that have been on the market for at least 7 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

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

There have been amendments to and executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act since its enactment, and it is possible that there will be additional challenges and amendments to the Affordable Care Act in the future. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is possible that the Affordable Care Act will be subject to additional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the current administration will impact the Affordable Care Act, our business, or financial condition.

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

We expect that these and other healthcare reform measures that may be adopted in the future, particularly in light of the recent U.S. Presidential and Congressional elections, may result in more rigorous coverage criteria and lower reimbursement and in additional downward pressure on the price that we receive for any approved product. The current presidential administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions and proposals include, for example, (1) reducing agency workforce and cutting programs; (2) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again (“MAHA”) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (“PBM”) payment methodologies, among other things. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs, once marketing approval is obtained.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. Any such approved importation plans, if implemented, may result in lower drug prices for products covered by those programs.

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

Privacy and Security Laws

In the United States and in addition to federal laws described above, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For instance, the California Consumer Privacy Act (“CCPA”), created individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA, among other things, imposes data privacy obligations on covered companies and provides privacy rights to California residents, including the right to access and delete their personal data, opt out of certain personal data sharing, and receive detailed information about how their personal data is used. The CCPA also includes a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Further, the California Privacy Rights Act (“CPRA”) expanded the CCPA’s requirements, including by affording additional rights and protections to California residents and establishing a regulatory agency to implement and enforce the law. Both the CCPA and CPRA have in the past and continue to impact our business activities depending on how they are interpreted and exemplifies the risk to our business of the evolving regulatory environment related to personal data and protected health information. Numerous U.S. states have enacted comprehensive privacy laws that impose obligations on covered businesses which are similar to the CCPA, and we expect more states to pass similar laws in the future.

We also are subject to applicable data protection laws in the jurisdictions in which we are established or in which we sell or market our products or run clinical trials. For example, if we conduct EU-based clinical trials, we will be subject to the EU General Data Protection Regulation (“EU GDPR”) in relation to our collection, control, processing and other use of personal data of data participants within the European Economic Area (“EEA”) (i.e., data relating to an identifiable living individual). The UK has adopted the UK General Data Protection Regulation, which imposes similar requirements for the processing of UK individuals’ personal data (collectively with the EU GDPR, the “GDPR”). The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing activities and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data participants (in a concise, intelligible and easily accessible form) how their personal data is to be used, imposes limitations on retention of personal data; defines for the first time pseudonymized (i.e., key-coded) data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. If in the future we conducted clinical trials in the EU or the UK, we would be subject to EU and UK rules with respect to cross-border transfers of personal data out of the EU and UK. We would be subject to the supervision of local data protection authorities in those jurisdictions where we conduct our trials or are otherwise subject to the GDPR. Fines for certain violations of the GDPR are significant: up to the greater of €20 million or 4% of total global annual turnover. In addition to the foregoing, a violation of the GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, or potential civil claims including class action type litigation.

In addition, the GDPR includes restrictions on cross-border data transfers. Certain aspects of cross-border data transfers under the GDPR are uncertain as the result of legal proceedings in the EU. This may increase the complexity of transferring personal data across borders. The GDPR will increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and UK to the United States, they are subject to legal challenges and uncertainty about compliance with EU data protection laws remains and there are similar uncertainties around data transfers to and from the United Kingdom.

Moreover, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

In the ordinary course of our business, we and the third parties upon which we rely process personal data or other sensitive information, and, as a result, we and the third parties upon which we rely face a variety of evolving threats, which could cause security incidents. Such incidents may trigger obligations under privacy and security law, regulations, rules, and industry standards as well as policies, contractual obligations, and other obligations related to data privacy and security, in addition to leading to significant interruptions in our operations, ability to provide our products or services, loss of sensitive information and income. We may expend significant resources or modify our business activities (including our clinical trial activities) to try and protect against security incidents. Certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

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

Employees and Human Capital Resources

As of December 31, 2025, we had 16 full-time employees, eight of whom were primarily engaged in research and development activities. A total of five employees have an M.D., Ph.D. or Pharm.D. degree. A significant number of our employees are located in La Jolla, California. None of our employees are represented by a labor union, and we consider our employee relations to be good. We also engage various consultants that are primarily engaged in research and development activities.

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

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and assess our future viability. We commenced operations in October 2006, have no products approved for commercial sale and have never generated any revenue. We have devoted substantially all of our resources to organizing and staffing our company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, developing our product candidates, undertaking research and development activities, and providing general and administrative support for these operations. We are conducting clinical trials and preclinical studies for our lead product candidate, Auxora.

On February 28, 2025, we entered into the Loan Agreement with Avenue Venture Opportunities Fund (the “Lender”), for an initial growth capital loan in the principal amount of $10,000,000 funded on March 3, 2025 (“Loan Agreement”).

We are conducting KOURAGE, a Phase 2 randomized, double-blind, placebo-controlled clinical trial in patients with Stage 2 or Stage 3 AKI and associated AHRF, which was discontinued in January 2026 following a recommendation from the Independent Data Monitoring Committee due to a safety concern relating to a mortality imbalance that warranted reevaluation of study design. We are also supporting an investigator-initiated Phase 1/2 clinical trial in pediatric patients with AIPT. In addition, we completed a Phase 2b trial of Auxora in AP with accompanying SIRS and are planning a potential pivotal trial in this indication, and we previously completed a Phase 2 trial in patients with COVID-19 pneumonia with ARDS.

Our other pipeline programs, which include new product candidates, are in preclinical development. As of December 31, 2025, we had an accumulated deficit of $189.3 million and a net loss of $29.6 million for the year ended December 31, 2025. Other than the three months ended March 31, 2024, we have incurred net losses since our inception. We have never generated revenue from product sales and we expect that it will be several years, if ever, before we have a product candidate ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Since we commenced operations in October 2006, we have primarily financed our operations through private placements of our preferred stock, convertible promissory notes, warrants and common stock, through the Merger with Graybug, through sales under our ATM Facility, through an underwritten public offering, and through our growth capital loan with Avenue Venture Opportunities Fund. We have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially for the foreseeable future. The development of drug product candidates is highly capital intensive. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory and quality capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

This Annual Report on Form 10-K includes disclosures regarding management’s assessment of our ability to continue as a going concern as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of December 31, 2025, we had $13.0 million in cash, cash equivalents and short-term investments. Based on our current operating plans, we believe our existing resources will be sufficient to fund our current operations through certain clinical milestones into the fourth quarter of 2026. As a result, there is substantial doubt about our ability to continue as a going concern. In addition, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, nor will it be sufficient to pursue additional indications for Auxora like AHRF, nor will it be sufficient to fund clinical trials on other product candidates in our portfolio, and we will need to raise substantial additional capital to complete the development and any commercialization of our product candidates.

The accompanying audited consolidated financial statements have been prepared on a basis which assumes we are a going concern and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern.

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

We are seeking to identify and develop a broad pipeline of product candidates using our proprietary CRAC channel inhibitor science to address acute critical illness and chronic inflammatory and immunologic diseases where there are no effective therapies. Our lead product candidate, Auxora, completed a Phase 2b clinical trial and we have only completed two randomized, blinded placebo-controlled trials with Auxora to date. We are not aware of any FDA approved therapeutics utilizing similar technology. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our proprietary CRAC channel inhibition science is both preliminary and limited. Additionally, there are no drugs currently approved for the treatment of AP and as a result the FDA has not established the endpoints that will be required for approval in this indication. As a result, we are exposed to a number of unforeseen risks and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates.

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

Our future success is dependent on our ability to complete clinical trials in a timely and successful manner and obtain marketing approval for and successfully commercialize Auxora, our lead product candidate. We are investing the majority of our efforts and financial resources in the research and development of Auxora for multiple indications. Auxora is currently in two studies: an ongoing Phase 1/2 clinical trial, for which the first cohort was completed, in pediatric patients with AIPT as a side effect of pediatric acute lymphoblastic leukemia treatment with asparaginase; and a Phase 2 trial in AKI that we initiated in July 2024. In January 2026, dosing and enrollment in KOURAGE were discontinued following a recommendation from the Independent Data Monitoring Committee due to a safety concern relating to a mortality imbalance that warranted reevaluation of study design. Study follow-up and data collection activities are ongoing. Auxora was also studied in a completed Phase 2b clinical trial in AP and accompanying SIRS and a completed Phase 2 trial in COVID-19 pneumonia patients with ARDS which may inform the design of clinical development in AHRS and/or ARDS due to a broad range of etiologies. We also have additional preclinical product candidates that will need to progress through IND application enabling studies prior to clinical development. None of our product candidates have advanced into a late-stage or pivotal trials for the indications for which we are pursuing development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.

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

As we continue developing Auxora and initiate clinical trials of our additional product candidates, Serious Adverse Events (“SAEs”), undesirable side effects, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable.

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

If unacceptable side effects arise in the development of our product candidates such that there is no longer a positive benefit risk, we, the FDA, the IRBs at the institutions in which our trials are conducted or the DSMB could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. For example, upon the recommendation from the Independent Data Monitoring Committee (“IDMC”), we discontinued our Phase 2 KOURAGE trial of Auxora due to a safety concern relating to a mortality imbalance that warranted reevaluation of study design. In addition, treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, and inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death.

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

In addition, any regulatory approvals that we receive for our present or future product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require REMS as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, including executive orders, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies such as the EMA, following its relocation to Amsterdam and corresponding staff changes, that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities, including the recent 43-day government shutdown in 2025.

If another prolonged government shutdown or slowdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In addition, with respect to investigator-sponsored trials that are being conducted with Auxora (the CRSPA trial with St. Jude Children’s Research Hospital) and may be conducted in the future, we do not and would not control the design or conduct of these trials, and it is possible that the FDA will not view these investigator-sponsored trials as providing adequate support for future clinical trials or market approval, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results. We expect that such arrangements will provide us certain information rights with respect to the investigator-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory submissions, resulting from the investigator-sponsored trials. However, we would not have control over the timing and reporting of the data from investigator-sponsored trials, nor would we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the firsthand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected. The investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in investigator-sponsored clinical trials could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates and the public perception of our product candidates. Additionally, the FDA may disagree with the sufficiency of our right of reference to the preclinical or clinical data generated by these investigator-sponsored trials, or our interpretation of preclinical, manufacturing or clinical data from these investigator-sponsored trials. If so, the FDA may require us to obtain and submit additional preclinical or clinical data.

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

We do not have any manufacturing facilities. We produce in our laboratory relatively small quantities of product for evaluation in our research programs. We rely on third parties for the manufacture of most of our product candidates for preclinical testing and all of our product candidates for clinical testing and we will continue to rely on such third parties for commercial manufacture if any of our product candidates are approved. We currently have limited manufacturing arrangements for preclinical and clinical trial materials for each of our product candidates, including Auxora, and one component of the latter is provided by a single source supplier in China, and will continue to be for the intermediate future. In addition, our single source supplier in China and any other foreign suppliers we may utilize in the future may be subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements, which may limit, delay, prevent or impair our ability to obtain preclinical and clinical trial materials for our product candidates. For example, the United States has recently passed legislation, namely the BIOSECURE Act (the “BIOSECURE Act”), to prohibit U.S. federal executive agencies from procuring or obtaining any biotechnology equipment or service produced or provided by a “biotechnology company of concern” or entering into or renewing a contract, loan, or grant with an entity that uses such biotechnology equipment or equipment. Specifically, on December 18, 2025, President Trump signed the National Defense Authorization Act for fiscal year 2026 into law, which includes the BIOSECURE Act. The BIOSECURE Act prohibits the U.S. government from procuring or obtaining biotechnology equipment or services produced or provided by a “biotechnology company of concern” (“BCC”); entering into, extending, or renewing government contracts with an entity that directly or indirectly uses biotechnology equipment or services from a BCC in performance of that federal contract; and/or issuing grants or loans to purchase, obtain, or use biotechnology equipment or services produced by a BCC. The BIOSECURE Act also prohibits U.S. government loan and grant recipients from using federal loan or grant money to enter into contracts with entities that use equipment from BCCs in the performance of any federal prime contract or subcontract. Companies designated as a BCC include those that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, and the U.S. government also has the ability to designate entities as BCCs through a separate designation process. There is a “safe harbor” provision providing that the restrictions do not apply to equipment or services that were formerly but are no longer provided by a BCC, as well as a “grandfathering” provision providing that the prohibitions shall not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date. Given the BIOSECURE Act, we may be restricted in our ability to work with certain Chinese biotechnology companies to the extent we would contract with, or otherwise receive funding from, the U.S. government.This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Our third-party’s failure to execute on our manufacturing and supply requirements, do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including:

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

We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the successful commercialization of new products. Further, the adoption and implementation of any future governmental cost containment or other health reform initiative may result in additional downward pressure on the price that we may receive for any approved product. For example, the U.S. Department of Health and Human Services (“HHS”) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increase that outpace inflation on an annual basis. Further, recently HHS has been empowered to negotiate the price to negotiate the price of certain single-source drugs that have been on the market for at least seven years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition.

Outside of the United States, many countries require approval of the sale price of a product before it can be marketed, and the pricing review period only begins after marketing or product licensing approval is granted. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Member states are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. To obtain reimbursement or pricing approval in some of these countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, new products are facing increasingly high barriers to entry. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if such product candidates obtain marketing approval.

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

As of December 31, 2025, we employed 16 full-time employees, eight of whom were primarily engaged in research and development activities. We also engage various consultants that are primarily engaged in research and development activities. As we advance our research and development programs, we may be required to further increase the number of our employees, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

We and the third parties with whom we work are subject to federal, state, and foreign data protection laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations that address privacy and data security. In the United States, numerous federal, state, and local laws and regulations, including federal and state health information privacy laws, state data breach notification laws, personal data protection laws, federal, state, and local consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws govern the collection, use, disclosure, and protection of health-related and other personal data. In addition, we obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under federal HIPAA, as amended by the HITECH. Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use, or disclose individually identifiable protected information provided by a HIPAA-covered entity or business associate in a manner that is not authorized or permitted by HIPAA.

Additionally, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses and existing laws are being updated and strengthened. For example, the CCPA requires covered companies to provide certain disclosures to California consumers (including business representatives and employees who are California residents) and provide such consumers data protection and privacy rights, including the ability to opt-out of certain sales or sharing of personal data. The CCPA provides for administrative penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal data. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CPRA expanded the CCPA’s requirements, including by adding a right for consumers to correct their personal data and establishing a regulatory agency to implement and enforce the law. Moreover, a number of other states have enacted data protection laws, and similar laws are being considered in several other states, as well as at the federal and local levels. Although these laws exempt some data processed in the context of clinical trials, these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products and services involving data are offered, all of which may harm our business, financial condition, results of operations and prospects.

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

Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the United Kingdom’s International Data Transfer

Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the United Kingdom, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and United Kingdom to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Moreover, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

In addition, the India Digital Personal Data Protection Act 2023 (“DPDP”) came into force in 2024. Like the GDPR, the DPDP has extra-territorial reach and failure to comply with the DPDP may lead to substantial fines. A significant portion of our CARPO trial was conducted in India and future trials may be conducted in India. We and certain third parties with whom we work may be subject to the DPDP.

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

Our employees, personnel, and third parties with whom we work may use AI and machine learning (“ML”) technologies to Our employees, personnel, and third parties with whom we work may use generative artificial intelligence (“AI”) and/or automated decision-making technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. For example, we may use AI technologies to process patient or clinical trial participant data in the course of our business. Governments have passed and are likely to pass additional laws and regulations regulating AI and/or automated decision-making technologies. Our use of such technologies could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI and/or automated decision-making technologies, it could make our business less efficient and result in competitive disadvantages.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with U.S. and international data protection laws, regulations, and other obligations, we could face significant consequences, including without limitation government enforcement actions (which could include investigations, civil or criminal penalties, audits inspections), private litigation or mass arbitration demands, additional reporting requirements or oversight, bans or restrictions on processing personal data, data breach reporting requirements and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with data protection or privacy obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we and the third parties with whom we work, collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal data, including health-related information) (collectively, “sensitive information”).

As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, which could result in material adverse impacts to our business, including the theft of our sensitive information, have increased in frequency and sophistication. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Despite our implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our information technology systems and those of our third-party CROs, contractors, consultants, and other third parties with whom we work are subject to a variety of evolving threats, including but not limited to service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, personnel misconduct or error, malware (including as a result of advanced persistent intrusions), ransomware, denial-of-service attacks, social engineering attacks, malicious code (such as viruses or worms), credential stuffing attacks, credential harvesting, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, attacks enhanced or facilitated by AI, and other similar threats. For example, we have experienced phishing attacks in the past and we may be a target of phishing attacks or other cyber-attacks in the future. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. To the extent that any disruption or security breach were to result in a loss of, or damage to, our sensitive information or applications (or those of the third parties with whom we work), or inappropriate disclosure of sensitive information, we could incur liability and reputational damage, and the further development and commercialization of our product candidates could be delayed. It may be difficult or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

Remote work has increased the risks to our information technology systems and data, as our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

While we invest in our information security systems, we cannot assure you that our data protection efforts and our investment in information technology will be effective and prevent breakdowns, data leakages, breaches in our systems or other cyber incidents that could have an adverse effect upon our reputation, business, financial condition, results or operations and prospects. We may not be successful in preventing or detecting cyber-attacks or mitigating their effects, or we may be perceived as having failed to do so. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as hardware and/or software, including that of the third parties with whom we work), but we have not, and in the future may not, however, be able to detect and remediate all such vulnerabilities, including on a timely basis. Further, we have (and may in the future) experienced delays in developing and deploying remedial measures and patches designed to address any such identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident. For example, if a cyber-attack were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Furthermore, any of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that have in the past and may in the future result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or access to our sensitive information (including trade secrets or other intellectual property, proprietary business information, and personal data) or our information technology systems, or those of the third parties with whom we work. For example, any such event that leads to unauthorized access, use, or disclosure of personal data, including personal data regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents (or we may voluntarily choose to make such notifications), subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal data, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business (and that of the third parties with whom we work).

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

We or the third parties upon whom we depend may be adversely affected by earthquakes, fires or other natural disasters, terrorism or similar unforeseen events and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our headquarters are located in California near major earthquake faults and fire zones. If earthquakes, fires, other natural disasters, terrorism or similar unforeseen events beyond our control prevent us from using all or a significant portion of our headquarters, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We do not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of our internal or third-party service provider disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe AEs. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to conduct our clinical trials, our development plans and business.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2025, we had federal and state net operating loss (“NOL”) carryforwards of approximately $315.4 million and nil, respectively. $74.6 million of our federal NOLs were generated prior to 2018 and will begin to expire in 2026, unless previously utilized, but may be used to offset up to 100% of future taxable income before expiration. Our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards in a taxable year is limited to 80% of taxable income in such year. We also have federal and state research and development credit carryforwards totaling $14.3 million and $3.3 million, respectively. The federal research and development credit carryforwards will begin to expire in 2027, unless previously utilized. The state research and development credits do not expire.

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

Since its enactment, there have been amendments to and judicial, executive and Congressional challenges to certain aspects of the Affordable Care Act. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is unclear how any such challenges and the healthcare reform measures of the second Trump administration will impact the Affordable Care Act, our business, or financial condition. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

We expect that these and other healthcare reform measures that may be adopted in the future, particularly in light of the recent U.S. Presidential and Congressional elections, may result in more rigorous coverage criteria and lower reimbursement and in additional downward pressure on the price that we receive for any approved product. The current presidential administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions and proposals include, for example, (1) reducing agency workforce and cutting programs; (2) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again (“MAHA”) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (“PBM”) payment methodologies, among other things. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs, once marketing approval is obtained.

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

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA and applicable non-U.S. regulators, provide accurate information to the FDA and applicable non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report consolidated financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations.

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

Depending upon the timing, duration, and specifics of any FDA marketing approval of Auxora, or any future product candidate we may develop, one or more of patents issuing from our U.S. patent applications may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, (the “Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplemental Protection Certificate. If we encounter delays in our development efforts, including our clinical trials, the period of time during which we could market Auxora and any future product candidates under patent protection would be reduced. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced.

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

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly on obtaining and enforcing patents. Our patent rights may be affected by developments or uncertainty in U.S. or foreign patent statutes, patent case law, USPTO rules and regulations or the rules and regulations of foreign patent offices. Obtaining and enforcing patents in the biotechnology and pharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States may, at any time, enact changes to U.S. patent law and regulations, including by legislation, by regulatory rule-making, or by judicial precedent, that adversely affect the scope of patent protection available and weaken the rights of patent owners to obtain patents, enforce patent infringement and obtain injunctions and/or damages. For example, the scope of patentable subject matter under 35 U.S.C. 101 has evolved significantly over the past several years as the Court of Appeals for the Federal Circuit and the Supreme Court issued various opinions, and the USPTO modified its guidance for practitioners on multiple occasions. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. We cannot predict how decisions by the federal courts, the U.S. Congress or the USPTO may impact the value of our patent rights. For example, the Supreme Court of the United States held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the Federal circuit recently issued a decision, In re Cellect, LLC (2023) involving the interaction of patent term adjustment (“PTA”), terminal disclaimers, and obvious-type double patenting which may affect the patent term of any issued patents that rely on any PTA. Other countries may likewise enact changes to their patent laws in ways that adversely diminish the scope of patent protection and weaken the rights of patent owners to obtain patents, enforce patent infringement, and obtain injunctions and/or damages.

Further, the United States and other governments may, at any time, enact changes to law and regulation that create new avenues for challenging the validity of issued patents. For example, the America Invents Act created new administrative post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings that allow third parties to challenge the validity of issued patents. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. In the 2013 case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., for instance, the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. For example, the Inflation Reduction Act (“IRA”) passed by Congress authorizes the Secretary of the Department of HHS to negotiate prices directly with participating manufacturers for selected medicines covered by Medicare even if these medicines are protected by an existing patent. For small molecule medicines, the process begins seven years after initial approval by the FDA. While we do not believe that the IRA or its effects will impact our ability to obtain patents in the near future, we cannot be certain whether it will affect our patent strategy in the long run.

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
•
publications in the scientific literature often lag behind actual discoveries; and
•
additionally, generative artificial intelligence (“AI”) resources that are publicly available also present a risk that a company may inadvertently obtain, incorporate or use a third party’s intellectual property.

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

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, several of our suppliers are located outside of the United States, and our principal suppliers of critical raw materials are located in China and Germany. The active pharmaceutical ingredients (“APIs”) for Auxora is manufactured in China, and our Auxora product candidate is manufactured in the United States. We also rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

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

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Annual Report on Form 10-K.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management needs to devote substantial time to compliance matters.

As a publicly traded company, we incur significant additional legal, accounting and other expenses, including costs associated with public company reporting requirements. The obligations of being a public company in the United States require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain such insurance. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules and regulations will make some activities more time-consuming and costly, particularly after we are no longer a “smaller reporting company”. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation, among other potential problems. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation, among other potential problems.

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

Based on the beneficial ownership of our common stock as of February 28, 2026, our executive officers, directors and holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant percentage of our voting stock. As a result, these stockholders, if continuing to act together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Provisions in our amended and restated certificate of incorporation and bylaws may delay or prevent an acquisition or a change in management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders, and the ability of the board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), which prohibits stockholders owning in excess of 15% of our voting stock from merging or combining with us in certain circumstances. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our Board of Directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of management.

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

Item 2. Properties.

Our corporate headquarters are located in La Jolla, California, where we lease approximately 2,538 square feet of office space. The existing lease is currently month-to-month through March 1, 2026. We exercised the option to extend our lease for another 12 month term through February 28, 2027 and will be relocating to smaller premises of approximately 691 square feet with a new monthly rent amount of $4,375. We believe that our existing facilities are adequate for our current needs.

Item 3. Legal Proceedings.

For a discussion of legal matters as of December 31, 2025, please refer to Note 8, Commitments and Contingencies, which is incorporated into this item by reference.

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. There are currently no other claims or actions pending against us, the ultimate disposition of which we believe could have a material adverse effect on our results of operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on The Nasdaq Capital Market under the symbol “CALC.”

Holders of Record

As of February 25, 2026, there were approximately 67 holders of record of our common stock. Certain shares of our common stock are held in “street” name and thus the actual number of beneficial owners of such shares is not known or included in the foregoing number.

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

None.

Use of Proceeds

Not applicable.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the related notes and other consolidated financial information included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, this discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties. You should carefully read the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on developing therapeutics for serious illnesses driven by inflammatory and immunologic processes and direct cellular damage. Our product candidates target calcium release-activated calcium (“CRAC”) channels and, if approved, would represent a new class of therapeutics.

Clinical and preclinical data suggest that inhibition of CRAC channels may have therapeutic potential through a dual mechanism involving modulation of inflammatory signaling and protection of tissue cells from calcium-mediated injury. Dysregulated CRAC channel signaling has been implicated in a range of acute and chronic diseases characterized by immune activation, inflammation, and cellular injury. We seek to leverage our CRAC channel inhibitor platform to develop therapies for indications in which these pathways are clinically relevant.

Our lead product candidate is Auxora, a potent and selective, intravenously formulated small-molecule CRAC channel inhibitor containing the active compound zegocractin (formerly CM4620). Auxora has been evaluated in multiple Phase 2 clinical trials across acute critical care settings, including acute pancreatitis (“AP”), severe COVID-19 pneumonia, and pediatric asparaginase-induced pancreatic toxicity (“AIPT”), and acute kidney injury (“AKI”) with associated acute hypoxemic respiratory failure (“AHRF”). Results from these studies have informed our understanding of the pharmacologic profile of CRAC channel inhibition in acute inflammatory conditions.

We are continuing development activities in AP and have engaged with the U.S. Food and Drug Administration (“FDA”) regarding the design of a potential pivotal program in AP. We expect to finalize the pivotal program design in the first half of 2026.

In January 2026, following a recommendation from the Independent Data Monitoring Committee (“IDMC”), we discontinued the KOURAGE Phase 2 clinical trial evaluating Auxora in patients with AKI and AHRF due to a safety concern relating to a mortality imbalance that warranted reevaluation of study design. The IDMC did not identify evidence of drug-related toxicity, and our comprehensive review, performed in conjunction with external experts, reached the same conclusion. Imbalances in the patients’ severity of disease at baseline may have contributed to the observed safety concern. We plan to discuss the KOURAGE data and potential future development in AKI with the FDA in the second quarter of 2026.

In parallel, we have generated preclinical data supporting the potential application of CRAC channel inhibition in both chronic and acute inflammatory and immunologic diseases. These efforts include animal model data suggesting potential relevance in pulmonary arterial hypertension (“PAH”), chronic pancreatitis, rheumatoid arthritis, ulcerative colitis, allergic asthma, and traumatic brain injury. Our current nonclinical development efforts are focused on CM5480, a CRAC channel inhibitor being advanced for the treatment of PAH, with submission of an Investigational New Drug application (“IND”) currently anticipated in 2027. We also expect to continue selective research activities to further evaluate CRAC channel inhibition across other inflammatory and immunologic indications.

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

In connection with the 2024 Follow-On, on October 30, 2024, we suspended sales of common stock under the ATM Facility pursuant to the Original Prospectus Supplement, and until December 20, 2024, did not offer for sale any shares of common stock pursuant to the ATM Agreement. We filed a prospectus supplement (the “2024 Prospectus Supplement”) with the SEC on December 20, 2024 for an aggregate gross sales price of up to $4,450,000 of shares of common stock to be sold pursuant to the ATM Facility. As of December 31, 2025, we sold an aggregate of 2,031,828 shares of common stock for net proceeds of approximately $5.8 million after deducting $292,000 of commissions and settlement expenses paid under the ATM Facility.

We filed a prospectus supplement (the “2025 Prospectus Supplement”) to the Shelf Registration Statement with the SEC on November 6, 2025 providing for the sale of shares of common stock under the ATM Facility having an aggregate gross sales price of up to $9.7 million. As of December 31, 2025, approximately $6.3 million remained available under the ATM Facility for the offer and sale of shares of common stock pursuant to the 2025 Prospectus Supplement.

On February 28, 2025 (the “Closing Date”), we entered into a Loan and Security Agreement and the Supplement to the Loan and Security Agreement (together, the “Loan Agreement”) with Avenue Venture Opportunities Fund II, L.P. (“Lender”) and Avenue Capital Management II, L.P., as administrative agent and collateral agent, for growth capital loans in an aggregate principal amount of up to $32,500,000 (the “Loan”), with (i) $10,000,000 funded on the Closing Date (“Tranche 1”), (ii) up to $7,500,000 to be made available to us between September 1, 2025 and March 31, 2026, which was subject to, among other things, our achievement of certain milestones with respect to certain of its ongoing clinical trials (“Tranche 2”) and (iii) up to $15,000,000 to be made available to us between October 1, 2025 and March 31, 2026, which was subject to, among other things, (a) our achievement of additional milestones with respect to certain of its ongoing clinical trials and (b) the mutual written agreement of us and the Lender (upon its investment committee approval). In connection with the discontinuation of the KOURAGE trial, Tranche 2 and Tranche 3 are no longer available to us. We will make interest only payments until the 18 month anniversary of the Closing Date. The Loan bears interest at an annual rate equal to the greater of (a) the sum of 5.00% plus the prime rate as reported in The Wall Street Journal and (b) 12.75%. The Loan is secured by a lien upon and security interest in all of our assets, including intellectual property, subject to agreed exceptions. The maturity date of the Loan is September 1, 2028 (the “Maturity Date”).

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Through December 31, 2025, our operations have been funded primarily by aggregate net proceeds of $193.9 million from the issuance of convertible preferred stock, convertible notes, warrants, common stock and the Merger. Since inception we have had significant operating losses, except for the three month period ending March 31, 2024. Our net loss was $29.6 million for the year ended December 31, 2025. Included in the net loss for the year ended December 31, 2025 were total operating expenses of $23.1 million, a change in the fair value adjustment to our warrant liability and promissory note of $6.0 million, interest expense of $1.4 million and offset by interest income and other income of $0.9 million. As of December 31, 2025, we had an accumulated deficit of $189.3 million and $13.0 million in cash, cash equivalents and short-term investments. We expect that our cash, cash equivalents and short-term investments will enable us to fund our current operating plan into the fourth quarter of 2026. As a result, there is substantial doubt about our ability to continue as a going concern.

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

We may never succeed in achieving regulatory approval for any of our remaining product candidates. We may obtain unexpected results from our preclinical studies and subsequent clinical trials, if any. We may elect to discontinue, delay or modify future clinical trials or preclinical activities of some product candidates or focus on others. A change in the outcome of any of these factors could mean a significant change in the costs and timing associated with the development of our current preclinical product candidates. For example, if the FDA, or another regulatory authority, were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development, or if we experience significant delays in execution of or enrollment in any of our preclinical studies or current and future clinical trials, if any, we could be required to expend significant additional financial resources and time on the completion of preclinical and clinical development.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following sets forth our results of operations (dollars in thousands):

	Year Ended December 31,		Change
	2025	2024	Amount	%
Operating expenses:
Research and development	$15,234	$14,478	$756	5%
General and administrative	7,887	9,726	(1,839)	(19%)
Total operating expenses	23,121	24,204	(1,083)	(4%)
Loss from operations	(23,121)	(24,204)	1,083	(4%)
Other income (expense)	(6,441)	10,504	(16,945)	(161%)
Net loss	$(29,562)	$(13,700)	$(15,862)	116%

Research and Development Expenses

Research and development expenses comprised (dollars in thousands):

	Year Ended December 31,		Change
	2025	2024	Amount	%
Preclinical studies and clinical trial-related activities	$8,157	$6,294	$1,863	30%
Chemistry, manufacturing and controls	1,413	2,314	(901)	(39%)
Personnel	3,536	3,722	(186)	(5%)
Consultants and other costs	2,128	2,148	(20)	(1%)
Total research and development expenses	$15,234	$14,478	$756	5%

Research and development expenses were $15.2 million for the year ended December 31, 2025, compared to $14.5 million for the year ended December 31, 2024. The increase of $0.7 million was due primarily to an increase of $1.8 million in preclinical and clinical trial related activities, offset by a decrease of $0.9 million in chemistry, manufacturing and control activities in regard to our Phase 2 clinical trials of Auxora and a decrease of $0.2 million in personnel costs.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (dollars in thousands):

	Year Ended December 31,		Change
	2025	2024	Amount	%
Personnel costs	$4,378	$3,864	$514	13%
Facility costs	534	549	(15)	(3%)
Professional services	2,066	3,130	(1,064)	(34%)
Consultants and other costs	909	2,183	(1,274)	(58%)
Total general and administrative expenses	$7,887	$9,726	$(1,839)	(19%)

General and administrative expenses were $7.9 million for the year ended December 31, 2025, compared to $9.7 million for the year ended December 31, 2024. The decrease of $1.8 million was primarily related to a decrease in consultants and other costs of $1.3 million driven by transactions costs associated with the private placement as of the year ended December 31, 2024 and professional services of $1.0 million. These costs were partially offset by an increase in personnel costs of $0.5 million driven by an increase in stock based compensation of $0.5 million for the year ended December 31, 2025.

Other Income

Other income (expense) for the year ended December 31, 2025 was $6.4 million of other expense, compared to other income of $10.5 million for the year ended December 31, 2024. The increase of $16.9 million of expense was due to the fair value adjustments to our financial instruments which resulted in a $6.0 million loss compared to a $9.5 million gain for the years ended December 31, 2025 and 2024, respectively. Additionally we had an increase in interest expense associated with our promissory note of $1.4 million and a decrease in interest income of $0.3 million driven by the balances of our cash equivalents and short-term investments. These increases of expense were partially offset by miscellaneous income of $0.2 million for the year ended December 31, 2025.

Liquidity and Capital Resources

Overview

As of December 31, 2025 we had cash, cash equivalents and short-term investments of $13.0 million.

As further described below, on February 28, 2025, the Company entered into the Loan Agreement with Avenue Venture Opportunities Fund II, L.P. and Avenue Capital Management II, L.P. for an initial $10.0 million of gross proceeds. During the year ended December 31, 2025, we sold an aggregate of 1,930,306 shares of common stock for net proceeds of $5.6 million after deducting $255,000 of commissions and settlement expenses paid under the ATM Facility. On November 6, 2025, we filed the 2025 Prospectus Supplement which increased our capacity for sales under the ATM Facility to $9.7 million. As of December 31, 2025, our remaining capacity for sales of common stock under the ATM Facility was $6.3 million.

The accompanying consolidated financial statements have been prepared on a basis which assumes we are a going concern and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Based on our current operating plans, we believe our cash, cash equivalents and short-term investments will not be sufficient to fund our operations for the period one year following the issuance of the accompanying financial statements. Specifically, we expect that our cash, cash equivalents and short-term investments will allow us to fund the current operating plan into the fourth quarter of 2026. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. In addition, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, nor will it be sufficient to pursue additional indications for Auxora, nor will it be sufficient to fund clinical work on other product candidates in our portfolio aside from Auxora, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

As of December 31, 2025, we sold an aggregate of 2,031,828 shares of common stock for net proceeds of approximately $5.8 million, after deducting $292,000 of commissions and settlement expenses paid under the ATM Facility. On November 6, 2025, we filed the 2025 Prospectus Supplement which increased our capacity for sales of common stock under the ATM Facility of up to $9.7 million. As of December 31, 2025, our remaining capacity for sales of common stock under the ATM Facility was $6.3 million.

On February 28, 2025, we entered into the Loan Agreement with Avenue Venture Opportunities Fund II, L.P. and Avenue Capital Management II, L.P., as administrative agent and collateral agent, for growth capital loans in an aggregate principal amount of up to $32,500,000, with (i) Tranche 1 for $10,000,000 funded on the Closing Date, (ii) Tranche 2 for up to $7,500,000 to be made available to us between September 1, 2025 and March 31, 2026, subject to, among other things, our achievement of certain milestones with respect to certain of its ongoing clinical trials and (iii) Tranche 3 for up to $15,000,000 to be made available to the Company between October 1, 2025 and March 31, 2026, subject to, among other things, (a) our achievement of additional milestones with respect to certain of our ongoing clinical trials and (b) the mutual written agreement of us and the Lender (upon its investment committee approval). We will make interest only payments until the 18 month anniversary of the Closing Date, subject to a 6-month extension upon our achievement of certain milestones with respect to certain of its ongoing clinical trials and funding of the full amount under Tranche 2. The Loan bears interest at an annual rate equal to the greater of (a) the sum of 5.00% plus the prime rate as reported in The Wall Street Journal and (b) 12.75%. The Loan is secured by a lien upon and security interest in all of our assets, including intellectual property, subject to agreed exceptions. The Maturity Date of the Loan is September 1, 2028.

Our operations through December 31, 2025, have been funded primarily by aggregate net proceeds of $193.9 million from the issuance of convertible preferred stock, convertible notes, promissory notes, common stock, and the Merger. Since inception, we have had significant operating losses, except for the three month period ending March 31, 2024. Our net loss for the year ended December 31, 2025 was $29.6 million and consisted of total operating expenses of $23.1 million, interest expense of $1.4 million and a non-cash loss from the fair value adjustment to our warrant liability and promissory note of $6.0 million offset by interest income of $0.7 million and other income of $0.3 million. For the year ended December 31, 2024 our net loss was $13.7 million consisting of $24.2 million of operating expenses offset by a non-cash gain from the fair value adjustment to our warrant liability of $9.5 million and interest income of $1.0 million. As of December 31, 2025, we had an accumulated deficit of $189.3 million and $13.0 million in cash, cash equivalents and short-term investments. During the year ended December 31, 2025, cash used in operations was $21.2 million, primarily due to cash outlays for operations. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(21,178)	$(21,146)
Investing activities	9,551	(4,423)
Financing activities	15,212	27,974
Net increase in cash and cash equivalents	$3,585	$2,405

Net Cash Used in Operating Activities

Cash used in operating activities of $21.2 million during the year ended December 31, 2025 was attributable to our net loss of $29.6 million and by a net change in our operating assets and liabilities of $0.6 million offset by non-cash items of $9.0 million. Non-cash items consisted primarily of $3.0 million of stock-based compensation, $6.0 million due to a change in the fair value of our financial instruments and debt issuance costs of $0.3 million as a result of the debt financing in the first quarter of 2025 offset by $0.3 million due to accretion of our short term investments.

Cash used in operating activities of $21.1 million during the year ended December 31, 2024 was attributable to our net loss of $13.7 million, non-cash items of $7.0 million and a net change in our operating assets and liabilities of $0.5 million. Non-cash items consisted primarily of $9.5 million due to a change in our warrant liability and accretion on our short-term investments of $0.6 million, offset by $2.3 million of stock-based compensation and transaction costs of $0.8 million as result of the private placement in the first quarter of 2024.

Net Cash Provided by (Used in) Investing Activities

Investing activities of $9.6 million for the year ended December 31, 2025 consisted of the maturing of short-term investments of $25.5 million, offset by purchases of short-term investments of $15.9 million.

Investing activities of $4.4 million for the year ended December 31, 2024 consisted of the purchase of short-term investments of $29.0 million, offset by the maturing of short-term investments of $24.6 million.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2025 was $15.2 million and comprised of the debt financing of $9.7 million and $5.5 million as a result of our sales under our ATM Facility.

Cash provided by financing activities for the year ended December 31, 2024 was $28.0 million comprised of the sale and issuance of common stock of $27.9 million in the 2024 Private Placement and 2024 Follow-On offerings and $0.1 million in the ATM Facility and exercise of stock options.

Material Cash Requirements

Our material cash requirements from known contractual obligations consisted primarily of our lease obligation. We leased office and laboratory space in La Jolla, California with monthly rent expense of approximately $10,500 pursuant to a 12-month lease agreement that commenced in January 2025 and was amended and renewed in December 2025 for an additional month-to-month term through March 1, 2026, with an option that was extended for another 12 month term through February 28, 2027. The Company will also be relocating to smaller premises of approximately 691 square feet with a new monthly rent amount of $4,375. Monthly rent expense of approximately $13,300 will be due for each of the first two months of 2026. Over the next 12 months, the Company expects cash requirements for our lease obligation to be approximately $70,000 in the existing office space and after executing the option to relocate to smaller premises.

Pursuant to the terms of the Loan Agreement with Avenue Venture Opportunities Fund II, L.P. and Avenue Capital Management II, L.P., we will be required to make principal payments beginning in October 2026.

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

Accrued Clinical Trial Expenses

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

Smaller Reporting Company Status

We are a “smaller reporting company,” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because both the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of June 30th. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 9B. Other Information.

Trading Arrangements

During the quarter ended December 31, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10-b5-1 trading arrangement” or “non-Rule 10b-5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by Item 10 and not set forth below will be set forth in the sections or subsections titled Proposal No. 1 Election of Class I Directors, Board of Directors and Committees of the Board of Directors; Corporate Governance Standards and Director Independence and Executive Officers contained in our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC not later than April 30, 2026 (the “Proxy Statement”) pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be set forth in the sections or subsections titled Executive Compensation, Non-Employee Director Compensation contained in the Proxy Statement and is incorporated herein by reference.

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

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be set forth in the section titled Ratification of Independent Registered Public Accounting Firm contained in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Documents filed as a part of the report:
(1)
Financial Statements. The following financial statements of CalciMedica, Inc., together with the report of Baker Tilly US, LLP, independent registered public accounting firm, required to be filed pursuant to Part II, Item 8 of this Annual Report are included on the following pages:

(2) Financial Statement Schedules. None

(3) List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

2.1‡	Agreement and Plan of Merger and Reorganization, dated as of November 21, 2022, by and among Graybug Vision, Inc., Camaro Merger Sub, Inc. and CalciMedica, Inc., as amended by the First Amendment, dated February 10, 2023	8-K	001-39538	March 22, 2023	2.1

3.1	Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-39538	March 22, 2023	3.1

3.2	Certificate of Amendment, dated March 20, 2023 to Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-39538	March 22, 2023	3.2

3.3	Restated Bylaws of the registrant.	10-Q	001-39538	November 12, 2020	3.2

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Description of Registrant’s Common Stock	10-K	001-39538	March 28, 2024	4.2

4.3	Form of Common Stock Certificate	S-1/A	333-248611	September 21, 2020	4.1

4.4	Form of Registration Rights Agreement, dated November 21, 2022, by and among CalciMedica, Inc. and the several purchasers signatory thereto.	8-K	001-39538	March 22, 2023	4.1

4.5	Form of Registration Rights Agreement by and among CalciMedica, Inc. and the persons party thereto.	8-K	001-39538	January 24, 2024	10.2

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

4.6	Warrant to Purchase Common Stock, dated December 11, 2019, by and between the Registrant and SG DAN Equity Holdings, LLC.	S-1	333-248611	September 4, 2020	4.3

4.7	Form of Warrant to Purchase Shares of Series D Convertible Preferred Stock of CalciMedica, Inc.	8-K	001-39538	March 22, 2023	4.2

4.8	Warrant to Purchase Common Stock dated as of November 9, 2020, issued by CalciMedica, Inc. to SG Dan Equity Holdings, LLC.	8-K	001-39538	March 22, 2023	4.3

4.9	Warrant to Purchase Common Stock, dated as of October 18, 2022, issued by CalciMedica, Inc. to SG Dan Equity Holdings, LLC.	8-K	001-39538	March 22, 2023	4.4

4.10	Warrant to Purchase Common Stock, dated as of October 18, 2022, issued by CalciMedica, Inc. to Eric Roberts.	8-K	001-39538	March 22, 2023	4.5

4.11	Warrant to Purchase Common Stock, dated as of October 25,2022, issued by CalciMedica, Inc. to Fred Middleton.	8-K	001-39538	March 22, 2023	4.6

4.12	Form of Warrant to Purchase Shares of Series B Convertible Preferred Stock of CalciMedica, Inc.	S-3	333-271115	April 4, 2023	4.9

4.13	Form of Tranche B Common Warrant.	8-K	001-39538	January 24, 2024	4.2

4.14	Form of Placement Agent Warrant.	8-K	001-39538	January 24, 2024	4.4
4.15	Warrant to Purchase Shares of Stock of CalciMedica, Inc. dated February 28, 2025, by and between CalciMedica, Inc. and Avenue Venture Opportunities Fund II, LP.	8-K	001-39538	March 5, 2025	4.1

10.1+	Offer Letter between CalciMedica, Inc. and A. Rachel Leheny, Ph.D., dated May 20, 2020.	8-K	001-39538	March 22, 2023	10.1

10.2+	Offer Letter between CalciMedica, Inc. and Eric Roberts, dated May 20, 2020.	8-K	001-39538	March 22, 2023	10.2

10.3+	Offer Letter between CalciMedica, Inc. and Sudarshan Hebbar, M.D., dated August 24, 2015, as amended.	10-K	001-39538	March 27, 2025	10.3

10.4+	Offer Letter between CalciMedica, Inc. and Michael Dunn, dated August 29, 2014, as amended.	10-K	001-39538	March 27, 2025	10.4

10.5+	Offer Letter between CalciMedica, Inc. and Kenneth A. Stauderman, Ph.D., dated August 29, 2014, as amended.	10-K	001-39538	March 27, 2025	10.5

10.6+	Offer Letter between CalciMedica, Inc. and Stephen Bardin, MBA, dated November 7, 2024.	10-K	001-39538	March 27, 2025	10.6

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
10.7+	Consulting Agreement, dated as of October 26, 2020, by and between the CalciMedica, Inc. and Danforth Advisors, LLC.	8-K	001-39538	March 22, 2023	10.11

10.8+	CalciMedica, Inc. 2023 Equity Incentive Plan, as amended.	8-K	333-288287	June 24, 2025	99.1

10.10+	Forms of Option Grant Notice and Option Agreement under CalciMedica, Inc. 2023 Equity Incentive Plan.	8-K	001-39538	March 22, 2023	10.7

10.11+	Forms of Restricted Stock Unit Grant Notice and Unit Award Agreement under CalciMedica, Inc. 2023 Equity Incentive Plan.	8-K	001-39538	March 22, 2023	10.8

10.12+	CalciMedica, Inc. 2023 Employee Stock Purchase Plan.	8-K	001-39538	March 22, 2023	10.9

10.13+	CalciMedica, Inc. 2006 Stock Plan and Form of Stock Option Agreement thereunder.	8-K	001-39538	March 22, 2023	10.10

10.14+	2020 Equity Incentive Plan and forms of award agreements.	S-1/A	333-248611	September 21, 2020	10.3

10.15+	2020 Employee Stock Purchase Plan and forms of award agreements.	S-1/A	333-248611	September 21, 2020	10.4

10.16+	Form of Amendment to Stock Option Award Agreement, dated March 20, 2023, by and between Graybug Vision, Inc. and the Holder party thereto	8-K	001-39538	March 22, 2023	10.12

10.17+	Form of Amendment to Restricted Stock Unit Award Agreement, dated March 20, 2023, by and between Graybug Vision, Inc. and the Holder party thereto	8-K	001-39538	March 22, 2023	10.13

10.18+	2015 Stock Incentive Plan, as amended, and forms of award agreements thereunder.	S-1	333-248611	September 4, 2020	10.2

10.19+	Form of Indemnification Agreement.	S-1	333-248611	September 4, 2020	10.1
10.20+	Non-employee Director Compensation Policy, as amended.	10-K	001-39538	March 27, 2025	10.20

10.21+	Change in Control and Severance Policy.	S-1	333-248611	September 4, 2020	10.11

10.22	At the Market Offering Agreement, dated as of August 11, 2023, by and between CalciMedica, Inc. and H.C. Wainwright & Co., LLC	S-3	333-273949	August 11, 2023	1.2

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

10.24^	Loan and Security Agreement dated February 28, 2025, by and among CalciMedica, Inc., Avenue Capital Management II, L.P., and Avenue Venture Opportunities Fund II, L.P.	8-K	001-39538	March 5, 2025	10.1

10.25^	Supplement to the Loan and Security Agreement dated February 28, 2025, by and among CalciMedica, Inc., Avenue Capital Management II, L.P., and Avenue Venture Opportunities Fund II, L.P.	8-K	001-39538	March 5, 2025	10.2

10.26	Warrant to Purchase Common Stock, dated as of May 17, 2024, issued by the Registrant to SG Dan Equity Holdings, LLC.	10-Q	001-39538	August 12, 2024	4.16

19.1	CalciMedica, Inc. Insider Trading Policy, amended April 2023.	10-K	001-39538	March 27, 2025	19.1

23.1	Consent of Independent Registered Public Accounting Firm - Baker Tilly LLP.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	CalciMedica, Inc. Incentive Compensation Recoupment Policy	10-K	001-39538	March 28, 2024	97.1

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

* This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

+ Indicates management contract or compensatory plan.

‡ Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

^Portions of this exhibit (indicated by asterisks) have been omitted in accordance with Item 601(b)(10) of Regulation S-K under the Securities Act because they are both not material and are the type that the registrant treats as private or confidential. The registrant undertakes to furnish an unredacted copy of the exhibit to the U.S. Securities and Exchange Commission upon its request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALCIMEDICA, INC.

Date: March 3, 2026	By:	/s/ A. Rachel Leheny
A. Rachel Leheny, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: March 3, 2026	By:	/s/ Stephen Bardin
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

Name	Title	Date

/s/ A. Rachel Leheny	Chief Executive Officer and Director	March 3, 2026
A. Rachel Leheny, Ph.D.	(Principle Executive Officer)

/s/ Stephen Bardin	Chief Financial Officer	March 3, 2026
Stephen Bardin, MBA	(Principal Accounting and Financial Officer)

/s/ Robert N. Wilson	Chairman	March 3, 2026
Robert N. Wilson

/s/ Alan Glicklich	Director	March 3, 2026
Alan Glicklich, M.D., MBA

/s/ Frederic Guerard	Director	March 3, 2026
Frederic Guerard, Pharm.D.

/s/ Fred Middleton	Director	March 3, 2026
Fred Middleton, MBA

/s/ Eric W. Roberts	Director	March 3, 2026
Eric W. Roberts

/s/ Allan Shaw	Director	March 3, 2026
Allan Shaw

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

CalciMedica, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CalciMedica, Inc. (and subsidiaries) (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

San Diego, California

March 3, 2026

We have served as the Company’s auditor since 2024.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CALCIMEDICA, INC.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	December 31, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$11,520	$7,935
Short-term investments	1,496	10,734
Prepaid clinical trial expenses	201	748
Other prepaid expenses and current assets	259	248
Assets held for sale	54	—
Total current assets	13,530	19,665
Property and equipment, net	50	119
Other assets	11	10
Total assets	$13,591	$19,794
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,161	$1,998
Accrued clinical trial costs	1,081	820
Accrued expenses	290	866
Current portion, promissory note	1,250	—
Total current liabilities	3,782	3,684
Long-term liabilities
Promissory note	8,450	—
Warrant liability	8,000	1,700
Total liabilities	20,232	5,384
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2025 and December 31, 2024, respectively; no shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at December 31, 2025 and December 31, 2024, respectively; 15,437,410 and 13,481,917, issued and outstanding at December 31, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	182,681	174,166
Accumulated deficit	(189,326)	(159,764)
Accumulated other comprehensive income	—	4
Total stockholders’ equity (deficit)	(6,641)	14,410
Total liabilities and stockholders’ equity (deficit)	$13,591	$19,794

The accompanying notes are an integral part of these consolidated financial statements.

CALCIMEDICA, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$15,234	$14,478
General and administrative	7,887	9,726
Total operating expenses	23,121	24,204
Loss from operations	(23,121)	(24,204)
Other income (expense):
Change in fair value of financial instruments	(6,000)	9,490
Interest expense	(1,422)	—
Interest income	713	1,014
Other income	268	—
Total other income (expense)	(6,441)	10,504
Net loss	$(29,562)	$(13,700)
Net loss per share - basic and diluted	$(1.97)	$(1.22)
Weighted-average number of shares outstanding used in computing net loss per share—basic and diluted	15,011,321	11,245,915

The accompanying notes are an integral part of these consolidated financial statements.

CALCIMEDICA, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2025	2024
Net loss	$(29,562)	$(13,700)
Unrealized (loss) gain on available-for-sale securities, net of tax	(4)	2
Comprehensive loss	$(29,566)	$(13,698)

The accompanying notes are an integral part of these consolidated financial statements.

CALCIMEDICA, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity (deficit)
Balance—January 1, 2025	13,481,917	$4	$174,166	$(159,764)	$4	$14,410
Stock-based compensation expense	—	—	2,971	—	—	2,971
Issuance of common shares from underwritten public offering (net of issuance costs)	—	—	8	—	—	8
Issuance of common stock from at-the-market offering (net of issuance costs)	1,930,306	—	5,511	—	—	5,511
Issuance of common stock from exercise of stock options	15,187	—	25	—	—	25
Vesting of restricted stock units	10,000	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	(4)	(4)
Net loss	—	—	—	(29,562)	—	(29,562)
Balance—December 31, 2025	15,437,410	$4	$182,681	$(189,326)	$—	$(6,641)

The accompanying notes are an integral part of these consolidated financial statements.

CALCIMEDICA, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance—January 1, 2024	5,754,505	$1	$154,218	$(146,064)	$2	$8,157
Stock-based compensation expense	—	—	2,313	—	—	2,313
Issuance of common shares from private placement (net of issuance costs)	4,985,610	2	7,903	—	—	7,905
Issuance of warrants in connection with the private placement	—	—	660	—	—	660
Issuance of common shares from underwritten public offering (net of issuance costs)	2,720,000	1	9,003	—	—	9,004
Issuance of common stock from at-the-market offering (net of issuance costs)	8,950	—	49	—	—	49
Issuance of common stock from exercise of stock options	12,852	—	20	—	—	20
Unrealized gain on investments	—	—	—	—	2	2
Net loss	—	—	—	(13,700)	—	(13,700)
Balance—December 31, 2024	13,481,917	$4	$174,166	$(159,764)	$4	$14,410

The accompanying notes are an integral part of these consolidated financial statements.

CALCIMEDICA, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Operating activities:
Net loss	$(29,562)	$(13,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,971	2,313
Depreciation	46	58
Change in the fair value of warrant liability	5,223	(9,490)
Change in the fair value of promissory note	777	—
Promissory note issuance costs	336	—
Transaction costs associated with warrants	—	776
Accretion of discount on short-term investments	(345)	(608)
Change in unrealized losses on investments	(1)	—
Changes in operating assets and liabilities:
Prepaid expenses, other current and non-current assets	536	(228)
Accounts payable	(840)	601
Accrued expenses and other liabilities	(319)	(868)
Net cash used in operating activities	(21,178)	(21,146)
Investing activities:
Purchase of investments	(15,916)	(29,002)
Maturity of investments	25,495	24,587
Purchase of property and equipment	(28)	(8)
Net cash provided by (used in) investing activities	9,551	(4,423)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	8	27,905
Proceeds from exercise of stock options	25	20
Proceeds from issuance of promissory note, net	9,664	—
Proceeds from issuance of common stock from ATM Facility, net of issuance costs	5,515	49
Net cash provided by financing activities	15,212	27,974
Net increase in cash and cash equivalents	3,585	2,405
Cash and cash equivalents at beginning of period	7,935	5,530
Cash and cash equivalents at end of period	$11,520	$7,935
Supplemental cash flow information:
Cash paid for interest	$1,087	$—
Financing costs included in accounts payable and accrued expenses	$3	$78
Equipment purchases included in accounts payable	$3	$—

The accompanying notes are an integral part of these consolidated financial statements.

CALCIMEDICA, INC.

Notes to Consolidated Financial Statements

1. Nature of Business

Description of Business

CalciMedica, Inc. (“CalciMedica” or the “Company”) (f/k/a Graybug Vision, Inc.) was incorporated in the state of Delaware in February 2015, following the conversion of Graybug, LLC, which was organized in May 2011, and has its principal operations in La Jolla, California. The Company is a clinical-stage biopharmaceutical company focused on developing therapeutics that treat serious illnesses driven by inflammatory processes and direct cellular damage. The Company had a wholly owned subsidiary, CalciMedica Subsidiary, Inc. (“Private CalciMedica”), incorporated in Delaware in October 2006, which survived the Merger as more fully described below. The CalciMedica Subsidiary entity was dissolved and combined with the Company as of December 31, 2024.

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

Liquidity

The Company has experienced net losses and negative cash flows from operating activities since its inception. The Company has an accumulated deficit of $189.3 million as of December 31, 2025, and a net loss of $29.6 million for the year ended December 31, 2025. Total operating expenses for the year ended December 31, 2025 were $23.1 million. Substantially all of the Company’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.

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

From inception to December 31, 2025, the Company has completed financings from the sale of preferred stock, warrants and common stock for total net proceeds of $146.2 million and issued convertible debt and convertible promissory notes for net proceeds of $18.3 million. In connection with the Merger, the Company received approximately $29.4 million of cash, cash equivalents and short-term investments. As of December 31, 2025, the Company had cash, cash equivalents and short-term investments of approximately $13.0 million. On February 28, 2025, the Company entered into the (“Loan Agreement”) with Avenue Venture Opportunities Fund II, L.P. and Avenue Capital Management II, L.P. for an initial $10.0 million of gross proceeds (see Note 13).

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

Based on the Company’s current operating plans, management believes its cash, cash equivalents and short-term investments may not be sufficient to fund its operations for a period of one year following the issuance of these financial statements. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared on a basis which assumes we are a going concern and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern.

If the Company becomes unable to continue as a going concern, it may have to liquidate its assets, and might realize significantly less than the values at which they are carried on its financial statements, and stockholders may lose all or part of their investment in the Company’s common stock.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”), of the Financial Accounting Standards Board (“FASB”). The consolidated financial statements include the accounts of the Company for the year ended December 31, 2025 and the Company and CalciMedica Subsidiary, Inc. for the year ended December 31, 2024. All intercompany accounts and transactions have been eliminated in consolidation.

Since Private CalciMedica was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the consolidated financial statements were prepared on a stand-alone basis for Private CalciMedica and did not include the combined entities activity or financial position. Subsequent to the Merger, the consolidated financial statements as of and for the year ended December 31, 2025 include Graybug’s activity from March 21, 2023 through December 31, 2025, and assets and liabilities at their acquisition date fair value. Historical share and per share figures of Private CalciMedica have been retroactively restated based on the merger exchange ratio of 0.0288.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of readily available cash in checking accounts, money market funds, commercial paper and U.S. government sponsored entities, such as mortgage-backed securities. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Short-term Investments

The Company invests excess cash in commercial paper and U.S. government sponsored entities, such as mortgage-backed securities. These investments are included in short-term investments on the consolidated balance sheet, classified as available-for-sale and reported at fair value with unrealized gains and losses included in accumulated other comprehensive loss. Realized gains and losses on the sale of these securities are recognized in net gain (loss) in other income (expense) in the consolidated statements of operations.

Segment Information

The Company manages its operations as a single segment for the purpose of assessing performance and making operating decisions. The consolidated financial information is regularly reviewed by the chief operating decision maker (“CODM”), in deciding how to allocate resources. The Company’s CODM is its chief executive officer. The Company’s singular focus is on developing highly selective calcium release-activated calcium channel inhibitors to improve outcomes for patients with acute inflammatory indications. No significant revenue has been generated since inception, and all tangible assets are held in the United States.

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

The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using income from operations. Net loss is also a measure that is considered in monitoring budget versus actual results. The measure of segment assets is reported on the consolidated balance sheets as total assets.

The following table presents information about reported segment loss and significant segment expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Segment research and development (a) (b)	$(14,214)	$(13,607)
Segment general and administrative (a) (b)	(5,890)	(8,226)
Stock-based compensation (see Note 7)	(2,971)	(2,313)
Depreciation expense	(46)	(58)
Operating loss	$(23,121)	$(24,204)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated operating loss	$(23,121)	$(24,204)
a)
Stock-based compensation expense of $998,000 and $840,000, related to research and development and $1,973,000 and $1,473,000, related to general and administration have been excluded for the years ended December 31, 2025 and 2024, respectively.
b)
Depreciation expense of $22,000 and $30,000 related to research and development and $24,000 and $28,000, related general and administration have been excluded for the years ended December 31, 2025 and 2024, respectively.

Fair Value Promissory Note

As permitted under ASC 825, Financial Instruments, the Company has elected the fair value option to account for its promissory note due to certain embedded features within the notes. The Company recognizes the promissory note at fair value with changes in fair value recognized in the consolidated statements of operations located on the change in fair value of financial instruments line item. Changes in fair value as a result of the Company’s own credit risk is reflected in other income in the consolidated statements of operations. As a result of applying the fair value option, direct costs and fees related to the promissory note were expensed as incurred and not deferred (see Note 3).

Leases

The Company leases office space with an original lease term of twelve months, is currently month-to-month and does not have a right-of-use asset or lease liability recorded. The Company's policy is not to record leases with an original term of twelve months or less on the consolidated balance sheets. The Company recognizes lease expense for this short-term lease on a straight-line basis over the term of the lease. The lease is accounted for under ASC 842, Leases, and has been classified as an operating lease. Rent expense recognized for the years ended December 31, 2025 and 2024 was $126,000 and $121,000, respectively.

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

Deferred Offering Costs

The Company capitalizes costs that are directly associated with equity financings until such financings are consummated, at which time such costs are recorded against the gross proceeds of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the Company’s statements of operations. As of December 31, 2024, the Company, based on little to no activity with its ATM Facility, expensed the deferred offering costs in the Company’s consolidated statements of operations. As of December 31, 2025, the Company had costs associated with its ATM Facility (as defined in Note 6) and directly capitalized these costs against the gross proceeds in the Company’s consolidated balance sheet. Going forward the Company will continue to do so due to inconsistent activity with its ATM Facility.

Warrant Liability

As a result of the 2024 Private Placement (described in Note 6) and the Loan executed in 2025 (described in Note 5), certain warrants to purchase common stock were deemed freestanding warrants and are reflected in the Company’s consolidated balance sheets as a liability as of and for the period ending December 31, 2025.

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources which are excluded from net loss. The Company’s only element of other comprehensive loss is unrealized gains and losses on marketable securities invested as cash equivalents and short-term investments.

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

Beginning in November 2020, Private CalciMedica had paid consulting fees monthly to a consulting firm affiliated with the Company’s interim chief financial officer in connection with its consulting agreement. In November 2024, the interim chief financial officer was replaced with a chief financial officer. CalciMedica recorded expense of $289,000 for the year ended December 31, 2024 in the consolidated statement of operations.

In May 2024, the Company granted a warrant to purchase 10,000 shares of common stock to a consulting firm affiliated with the Company’s former interim chief financial officer. The warrant is classified as equity, and the Company recorded expense of $7,000 and $13,000 for the years ended December 31, 2025 and 2024, respectively, in general and administrative expense in the consolidated statements of operations.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"). ASU 2025-11 is intended to improve the navigability of guidance in ASC 270, Interim Reporting, and clarify when it applies. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, and permits prospective or full retrospective adoption. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements ("ASU 2025-12"). ASU 2025-12 addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued a new accounting standard (ASU 2023-09) Income Taxes (Topic 740) (“ASU 2023-09”) which improves income tax disclosure requirements. The new standard will require more detailed information on several income tax disclosures, such as income taxes paid and the income tax rate reconciliation table. The standard is effective for public business entities for annual periods beginning after December 15, 2024, and for other entities, the amendments are effective for annual periods beginning after December 15, 2025, and early adoption is permitted. The Company adopted the standard for the year ended December 31, 2025 and does not have material effect on the consolidated financial statements and related disclosures.

3. Fair Value Measurements

The Company's assets and liabilities which are measured at fair value include cash equivalents, short-term investments, the promissory note and warrants for common stock. All assets and liabilities recorded at fair value are revalued at each measurement period.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$5,938	$—	$—	$5,938
Commercial paper	—	3,582	—	3,582
U.S. Government sponsored entities - mortgage backed securities	—	1,996	—	1,996
Total cash equivalents	5,938	5,578	—	11,516
Short-term investments:
Commercial paper	—	496	—	496
U.S. Government sponsored entities - mortgage backed securities	—	1,000	—	1,000
Total short-term investments	—	1,496	—	1,496
Total assets measured at fair value	$5,938	$7,074	$—	$13,012

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$6,117	$—	$—	$6,117
Commercial paper	—	746	—	746
U.S. Treasury bills	—	749	—	749
Total cash equivalents	6,117	1,495	—	7,612
Short-term investments:
Commercial paper	—	6,573	—	6,573
U.S. Treasury bills	—	3,227	—	3,227
U.S. Government sponsored entities - mortgage-backed securities	—	934	—	934
Total short-term investments	—	10,734	—	10,734
Total assets measured at fair value	$6,117	$12,229	$—	$18,346

Money market funds are highly liquid investments which are actively traded. The pricing information on the Company’s money market funds is based on quoted prices in active markets for identical securities. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

Commercial paper, U.S. treasury bills and U.S. Government sponsored entities - mortgage-backed are classified as Level 2 with in the hierarchy and are carried at fair value with unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. The Company estimates the fair values of these securities by taking into consideration valuations obtained from third-party pricing sources.

During the year ended December 31, 2025, there were no transfers between Level 1, Level 2 and Level 3.

The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Promissory Note	$—	$—	$9,700	$9,700
Warrant Liability	—	—	8,000	8,000
Total liabilities measured at fair value	$—	$—	$17,700	$17,700

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant Liability	$—	$—	$1,700	$1,700
Total liabilities measured at fair value	$—	$—	$1,700	$1,700

The following provides a reconciliation for all liabilities measured at fair value using Level 3 inputs for the year ended December 31, 2025 (in thousands):

Promissory Note liability
Balance at December 31, 2024	$—
Issuance of Promissory Note	8,923
Change in Fair Value of Promissory Note	777
Balance at December 30, 2025	$9,700

Warrant liability
Balance at December 31, 2024	$1,700
Issuance of Lender Warrants	1,077
Change in Fair Value of Tranche B Warrants	2,700
Change in Fair Value of Lender Warrants	2,523
Balance at December 31, 2025	$8,000

The following table presents information as to cost, unrealized gains and losses and fair value determination of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$5,938	$—	$—	$5,938
Commercial paper	3,582	—	—	3,582
U.S. Government sponsored entities - mortgage-backed securities	1,996	—	—	1,996
Total cash equivalents	11,516	—	—	11,516
Short-term investments:
Commercial paper	496		—	496
U.S. Government sponsored entities - mortgage-backed securities	1,000	—	—	1,000
Total short-term investments	1,496	—	—	1,496
Total assets measured at fair value	$13,012	$—	$—	$13,012

As of December 31, 2025, the contractual maturities of all available-for-sale investments were less than 12 months. The Company periodically reviews the available-for-sale for other-than-temporary impairment loss. The Company had short-term investments and there were unrealized gains/losses of nil as of December 31, 2025.

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

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued payroll and other employee benefits	$33	$531
Accrued professional fees	195	286
Accrued other	62	49
Total accrued expenses	$290	$866

5. Promissory Note

On February 28, 2025, the Company executed the Loan Agreement with Avenue Venture Opportunities Fund II, L.P. and Avenue Capital Management II, L.P., as administrative agent and collateral agent, for growth capital loans in an aggregate principal amount of up to $32,500,000 (the “Loan”), with (i) $10,000,000 funded on the Closing Date (“Tranche 1”), (ii) up to $7,500,000 to be made available to the Company between September 1, 2025 and March 31, 2026, subject to, among other things, the Company’s achievement of certain milestones with respect to certain of its ongoing clinical trials (“Tranche 2”) and (iii) up to $15,000,000 to be made available to the Company between October 1, 2025 and March 31, 2026, subject to, among other things, (a) the Company’s achievement of additional milestones with respect to certain of its ongoing clinical trials and (b) the mutual written agreement of the Company and the Lender (upon its investment committee approval). At the closing date, up to $1,000,000 of the principal outstanding may be converted into shares of the Company’s unrestricted, freely tradable common stock at a price equal to 20% premium to the exercise price of the warrants (see note 6 for further description of the warrants) at the Lender’s option. Upon drawing Tranche 2, $1,000,000 will be added to the conversion option for a total of $2,000,000. The Company will make interest only payments until the 18-month anniversary of the Closing Date, subject to a 6-month extension upon the Company’s achievement of certain milestones with respect to certain of its ongoing clinical trials and funding of the full amount under Tranche 2. The Loan is evidenced by a promissory note and bears interest at an annual rate equal to the greater of (a) the sum of 5.00% plus the prime rate as reported in The Wall Street Journal and (b) 12.75%. The Loan is secured by a lien upon and security interest in all of the Company’s assets, including intellectual property, subject to agreed exceptions. The maturity date of the Loan is September 1, 2028.

As of December 31, 2025, future promissory note payments are as follows (in thousands):

2026	$2,516
2027	5,780
2028	4,286
Future promissory note payments	$12,582

The Company determined the promissory note was eligible for the fair value election, and the Company elected to account for the promissory note at fair value. The Company allocated the gross proceeds on a relative fair value basis. The initial fair of the promissory note was $8.9 million. The valuation methodology was a scenario-based analysis utilizing a discounted cash flow framework to value the “straight debt” portion of the promissory note and Black-Scholes to value the conversion feature associated with the promissory note. Major inputs/assumptions associated with the fair value of the promissory note include: a) Calibrated Discount Rate of 13.7%, b) Scenario Weighting for Repayment through Maturity of 80%, c) Scenario Weighting for Repayment through Milestone of 20%, d) Timing of Milestone of 12/31/25, and e) Volatility used in Black-Scholes to value conversion feature of 100%. The fair value of the Lender Warrants was estimated using Black-Scholes (see Note 6).

As of the balance sheet date of December 31, 2025, the value of the promissory note was $9.7 million, with a change in fair value of $0.8 million for the year ended December 31, 2025, being recorded in the consolidated statements of operations in other income/(expense).

6. Common Stock and Stockholders' Equity/ (Deficit)

Authorized Shares

The Company's current Amended and Restated Certificate of Incorporation authorizes 500,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Private Placement of Common Stock

On January 19, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors, in which the Company sold the following securities to the accredited investors in a private placement transaction (the “2024 Private Placement”): (i) an aggregate of 4,985,610 shares of common stock; (ii) to certain investors, in lieu of shares of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 306,506 shares of common stock and exercisable at any time; (iii) Tranche A Common Warrants (the “Tranche A Common Warrants”) to purchase an aggregate of up to 2,646,058 shares of common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of common stock issuable upon exercise of such Pre-Funded Warrants); and (iv) Tranche B Common Warrants (the “Tranche B Common Warrants” and together with the Tranche A Common Warrants, the “Common Warrants”) to purchase an aggregate of up to 2,646,058 shares of common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of common stock issuable upon exercise of such Pre-Funded Warrants). At date of issuance, the fair value of the common stock was $8.5 million using the relative fair value method and is included in equity at December 31, 2025.

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

The Company intends to use the net proceeds from the ATM Facility for general corporate purposes, which may include research and development expenses, clinical trial expenses, capital expenditures and working capital. The ATM Facility will terminate upon the earlier of (i) the sale of all of the shares of our common stock provided for in the at the market offering prospectus or (ii) termination of the ATM Agreement as permitted therein. The ATM Agreement may be terminated at any time by either party upon written notice. During the year ended December 31, 2025, there were 1,930,306 shares sold under the ATM Facility for net proceeds of $5.6 million, after deducting $255,000 of commissions and settlement expenses. As of December 31, 2025, the Company has sold 2,031,828 shares of common stock for net proceeds of approximately $5.8 million, after deducting $292,000 of commissions and settlement expenses paid under the ATM Facility.

The Company filed a prospectus supplement (the “2025 Prospectus Supplement”) to the Shelf Registration Statement with the SEC on November 6, 2025 providing for the sale of shares of common stock under the ATM Facility having an aggregate gross sales price of up to $9.7 million. As of December 31, 2025, approximately $6.3 million remained available under the ATM Facility for the offer and sale of shares of common stock pursuant to the 2025 Prospectus Supplement.

Common Stock Warrants

In October 2022, Private CalciMedica granted warrants to certain officers and directors to purchase 496,970 shares of common stock. In conjunction with the Merger, the warrants converted to 14,313 warrants of CalciMedica at an exercise price of $10.42. The warrants have a 10-year term and vest ratably over 12 and 48 months. At the date of issuance, the fair value of the warrants collectively was $125,000 and was determined utilizing Black-Scholes and will be recognized as general and administrative expense over the vesting periods. Assumptions used in the valuation were as follows: expected term of ten years, risk free rate of 4.10%, volatility of 82% and a dividend yield of zero. The warrants are classified as equity, and the Company expensed $1,000 and $6,000 to general and administrative expense for the years ended December 31, 2025 and 2024, respectively.

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

The Tranche A Common Warrants had a strike price of $5.36 per share, were not deemed equity and were classified as a liability in the Company’s condensed consolidated balance sheets. At the date of issuance, the fair value of the Tranche A Common Warrants was $4.1 million utilizing Black-Scholes with the following assumptions: expected term of 0.94 years, risk-free interest rate of 4.9%, volatility of 100% and a dividend yield of zero. As of the balance sheet date of December 31, 2024, the value of the Tranche A Common Warrants was nil with the change in fair value of $4.1 million for the year ended December 31, 2024, being recorded in consolidated statements of operations in other income as the Tranche A Common Warrants expired unexercised on July 27, 2024.

The Tranche B Common Warrants have a strike price of $7.15 per share, are not deemed equity and are classified as a liability in the Company’s consolidated balance sheets. At the date of issuance, the fair value of the Tranche B Common Warrants was $7.1 million utilizing Black-Scholes with the following assumptions: expected term of 1.69 years, risk-free interest rate of 4.5%, volatility of 100% and a dividend yield of zero. As of the balance sheet date of December 31, 2025, the value of the Tranche B Common Warrants was $4.4 million, with the change in fair value of $2.7 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively, being recorded in the condensed consolidated statements of operations in other income.

The Pre-Funded Warrants have a strike price of $0.0001 per share, are deemed equity and included in the equity section of the Company’s consolidated balance sheets. At date of issuance, the fair value of the Pre-Funded Warrants was $0.5 million using the relative fair value method and is included in stockholders’ equity at December 31, 2025.

The Placement Agent Warrants have a strike price of $0.0001 per share, are deemed equity and included in the equity section of the Company’s consolidated balance sheets. At date of issuance, the fair value of the Placement Agent Warrants was $0.1 million using the relative fair value method and is included in equity at December 31, 2025.

In May 2024, the Company granted a warrant to a consulting firm affiliated with its former interim chief financial officer to purchase 10,000 shares of common stock. At the date of issuance, the fair value of the warrant was $20,000 and was determined utilizing Black-Scholes and will be recognized as general and administrative expense over the vesting periods. Assumptions used in the valuation were as follows: expected term of twelve months, risk free rate of 4.42%, volatility of 89% and a dividend yield of zero. The warrant is classified as equity, and the Company recorded expense of $7,000 and $13,000 for the years ended December 31, 2025 and 2024, respectively, in general and administrative expense in the consolidated statements of operations.

In connection with the Loan, pursuant to the funding of Tranche 1 on the Closing Date, the Company issued to the Lender a warrant to purchase 641,163 shares of common stock of the Company (the “Warrant”) at an exercise price per share equal to $2.32 (the “Stock Purchase Price”) and are classified as a liability in the Company’s consolidated balance sheets. At the date of issuance, the fair value of the Warrant was $1.1 million and was determined utilizing Black-Scholes with the following assumptions: expected term of 5.0 years, risk-free interest rate of 4.0%, volatility of 100% and a dividend yield of zero. The Warrant is exercisable until February 28, 2030 (the “Expiration Date”) and upon a change of control, the Lender would be entitled to receive the shares of common stock underlying the Warrant without payment of the exercise price. As of the balance sheet date December 31, 2025, the value of the Warrant was $3.6 million, with a change in fair value of $2.5 million for the year ended December 31, 2025, being recorded in the consolidated statements of operations in other income/(expense).

7. Stock-based Compensation

2023 Equity Incentive Plan

The Company adopted 2023 Equity Incentive Plan (the “2023 Plan”), which became effective at the closing of the Merger and replaced our 2020 Equity Incentive Plan (“2020 Plan”) on the effective date of the Merger. As of the effective date of the Merger, there were 1,000,000 shares of the Company’s common stock available for grant under the 2023 Plan. In addition, the share reserve is subject to annual increases each January 1 for the first ten years following approval of the 2023 Plan of up to 5% of shares of the Company’s common stock outstanding (or a lesser number determined by the Company’s board of directors). As of December 31, 2025, 55,937 options have been returned of which all (granted under the 2023 Plan) are available for future grant. Effective January 1, 2024, the shares reserved for issuance under the 2023 Plan was increased by 287,725 shares. Effective March 28, 2024, the Board approved an increase of 1,500,000 shares of the Company’s common stock reserved under the 2023 Plan, which was subsequently approved by the stockholders of the Company on August 27, 2024. Effective on January 1, 2025, the shares reserved for issuance under the 2023 Plan was increased by 674,095 shares. On April 23, 2025 the Board approved an increase of 600,000 shares of the Company’s common stock reserved for issuance under the 2023 Plan, which was subsequently approved by the stockholders of the Company on June 24, 2025. As of December 31, 2025, 35,022 shares of the Company’s common stock were available for grant under the 2023 Plan.

2023 Employee Stock Purchase Plan

The Company adopted the 2023 Employee Stock Purchase Plan (the “2023 ESPP”) which became effective at the closing of the Merger. As of the effective time of the Merger, there were 65,000 shares of the Company’s common stock reserved for issuance under the 2023 ESPP. In addition, the share reserve is subject to annual increases each January 1 for the first ten years following approval of the 2023 ESPP of the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 195,000 shares of the Company’s common stock, or (iii) such lesser number of shares of the Company’s common stock as determined by the Company’s board of directors. Annual increases of 57,545 and 134,819 shares of the Company’s common stock were automatically added to the share reserve under the 2023 ESPP on January 1, 2024 and 2025, respectively. As of December 31, 2025, 257,364 shares of the Company’s common stock were available for grant under the 2023 ESPP.

.

As of December 31, 2025, no shares have been issued under the 2023 ESPP.

The following table summarizes the stock option transactions for the 2023 Plan:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	2,824,443	$5.51	8.15	$316
Granted	2,100,089	1.52	9.38	10,413
Exercised	(15,187)	1.55	—	—
Forfeited/Cancelled	(55,937)	2.16	—	—
Outstanding at December 31, 2025	4,853,408	$3.87	8.10	$15,936
Vested and exercisable at December 31, 2025	2,704,266	$4.65	7.50	$7,548

There were 15,187 options exercised and 2,100,089 options granted during the year ended December 31, 2025. The weighted-average fair value of options granted during the years ended December 31, 2025 and 2024 was $1.28 and $4.14 per share, respectively. The total fair value of shares vested was $2.8 million and $5.0 million for the year ended December 31, 2025 and December 31, 2024, respectively.

As of December 31, 2025, stock-based compensation not yet recognized is $4.6 million, which the Company expects to recognize over an estimated weighted-average term of 2.4 years.

The following is the range of underlying assumptions in Black-Scholes to determine the fair value of the stock option grants for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Risk free interest rate	3.50%	3.15%
Expected volatility	102%	97%
Expected term (years)	5.87	6.01
Expected dividend yield	0%	0%

Restricted Stock Units (“RSU”)

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. The aggregate grant date fair value of RSUs vested during the year ended December 31, 2025 was $35,000.

The following table summarizes restricted stock unit activity for the 2023 Plan:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Nonvested at December 31, 2024	40,000	$3.50	3.75	$264
Vested	(10,000)	—	—	—
Nonvested at December 31, 2025	30,000	$3.50	2.75	$198
Expected to vest at December 31, 2025	30,000	$3.50	2.75	$198

Stock-based Compensation Expense

Stock-based compensation expense recognized for options and restricted stock units granted was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$998	$840
General and administrative	1,973	1,473
Total stock-based compensation expense	$2,971	$2,313

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at December 31, 2025:

December 31,
2025
Common stock warrants	3,993,784
Stock options issued and outstanding	4,853,408
Restricted stock units outstanding	30,000
Shares available for issuance under the 2023 Plan	35,022
Shares available under the 2023 ESPP	257,364
Total	9,169,578

8. Commitments and Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

The Company has historically entered into contracts in the normal course of business with contract development and manufacturing organizations, for the manufacturing process development and the preclinical/clinical supply manufacturing, and its vendors for preclinical research studies and other services or products for operating purposes. These contracts generally provide for termination on notice of 60 to 90 days. As of December 31, 2025, there are three such contracts with one CMO related to its development of Auxora with approximately $0.6 million of costs still in effect for future services, and there were no unpaid cancellation or other related costs.

The Company may also, from time to time, become party or subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Some of these proceedings have involved, and may involve in the future, claims that are subject to substantial uncertainties and unascertainable damages.

Operating Lease Agreements

The Company has an operating lease for office space in La Jolla, California. In December 2025, the lease was amended and renewed for an additional month-to-month term through March 1, 2026, with an option that will be extended for another 12 month term on or before such date through February 28, 2027, and therefore qualifies for the short-term lease exception. The Company will also be relocating to smaller premises of approximately 691 square feet with a new monthly rent amount of $4,375. Monthly rent expense of approximately $13,300 will be due for each of the first two months of 2026. Over the next 12 months, the Company expects cash requirements for our lease obligation to be approximately $70,000 in the existing office space and after executing the option to relocate to smaller premises.

Rent expense for the years ended December 31, 2025 and 2024 was $126,000 and $121,000, respectively, which is included in operating expenses.

Legal Proceedings

On April 11, 2025 Henry McKinnell, a stockholder of the Company (“McKinnell”), filed a complaint (the “Complaint”) against the Company and two members of the Company’s Board of Directors regarding a $1.5 million investment in the Company in connection with the Company’s merger with Graybug. The Complaint was filed in the Superior Court of the State of California for the County of San Diego and alleges that the Company made false representations to McKinnell to induce his investment. McKinnell seeks return of his investment plus interest and attorneys fees. The Complaint asserts causes of action for fraud, violation of the California Corporations Code, conspiracy to commit fraud, breach of contract, and breach of the duty of good faith and fair dealing.

The Company cannot predict the outcome of any litigation. The Company intends to vigorously defend against the allegations made in the Complaint.

9. Employee Benefits

In January 2007, CalciMedica adopted a defined contribution 401(k) plan for substantially all employees. There were no contributions made by CalciMedica to the 401(k) plan for the years ended December 31, 2025 and 2024, respectively.

10. Income Taxes

The components of earnings (loss) before income taxes for the year ended December 31 is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Federal	$(29,562)	$(13,700)
State	—	—
Total current	$(29,562)	$(13,700)

The Company had no provision for income taxes for the years ended December 31, 2025 and December 31, 2024.

The actual income tax provision (benefit) differs from the amount computed using the federal statutory rate as follows (in thousands):

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory tax rate	$(6,208)	21.0%
State and local income taxes, net of federal income tax effect (1)	(27)	0.1%
Tax credit
Research and development tax credits	(1,030)	3.5%
Change in valuation allowance	4,016	-13.6%
Nontaxable or nondeductible items
Mark-to-market warrants	1,260	-4.3%
Equity compensation	1,249	-4.2%
Other	153	-0.5%
Changes in un recognized tax benefits	338	-1.1%
Other adjustments	249	-0.9%
Effective tax rate	$—	0.0%

(1) State taxes in California made up the majority (greater than 50%) of the tax effect in this category.

The effective tax rate of the Company provision (benefit) for income taxes differs from the federal statutory rate as follows (in thousands):

	Year Ended December 31,
	2024	2023
Tax computed at federal statutory rate	$(2,877)	$(7,214)
State tax, net of federal tax benefit	611	1
Permanent differences	(166)	50
Mark-to-market warrants	(1,993)	(665)
Research and development tax credits, net of uncertain tax positions	(1,050)	(705)
Valuation allowance	5,475	8,534

Income tax expense	$—	$1

The difference between the Company's effective tax rate and the 21.0% United States federal statutory rate for the year ended December 31, 2025 is primarily related to the change in valuation allowance on the Company's net deferred tax assets, the change in fair value of warrant liabilities, research and development tax credits, changes in unrecognized tax benefits under ASC 740-10, state and local income taxes net of federal benefit primarily attributable to California, and other nondeductible items.

The difference between the Company's effective tax rate and the 21.0% U.S. federal statutory rate for the year ended December 31, 2024 is primarily related to the change in valuation allowance on the Company's net deferred tax assets, mark-to-market adjustments on warrant liabilities, research and development tax credits net of uncertain tax positions, state and local income taxes net of federal benefit, and permanent differences.

The Company had no cash paid for income taxes, net of refunds received, for the year ended December 31, 2025.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. Significant components of deferred tax assets (liabilities) are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$66,333	$62,407
Intangible assets	10,540	10,356
Tax credit carry forwards	14,330	13,506
Stock compensation	1,394	2,026
Accrued compensation	65	180
Total deferred tax assets	92,662	88,475
Deferred tax liabilities
Fixed assets	(11)	(15)
Total deferred tax liabilities	(11)	(15)
Total net deferred tax assets	92,651	88,460
Less: valuation allowance	(92,651)	(88,460)
Net deferred taxes	$—	$—

The Company provided a full valuation allowance on the net deferred tax asset because management has determined that it is more-likely-than-not that the Company will not earn income sufficient to realize the deferred tax assets during the carryforward period. As of December 31, 2025, the Company has federal net operating loss carryforwards available of approximately $315.4 million to offset future taxable income, if any, for federal income tax purposes. The federal and state NOLs expire beginning in 2026. The Company has $240.8 million of post 2017 federal NOL carryforwards that carry forward indefinitely..

As of December 31, 2025, the Company has federal and state research and development credit carryforwards available of approximately $14.3 million and $3.3 million, respectively. Federal research and development carryforwards expire beginning in 2027. State research and development carryforwards do not expire.

Pursuant to Internal Revenue Code of 1986, as amended (the “IRC”) specifically by IRC §382, the Company’s ability to use net operating loss carryforwards to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company has not completed an ownership change analysis pursuant to IRC Section 382. If ownership changes within the meaning of IRC Section 382 are identified as having occurred, the amount of remaining tax attribute carryforwards available to offset future taxable income and income tax expense in future years may be significantly reduced. Any limitation may result in the expiration of a portion of the NOL carryforwards before utilization.

The change in the Company’s unrecognized tax benefits is summarized as follows (in thousands):

Balance at December 31, 2023	$11,080
Increase related to current year tax positions	334
Additions for tax positions of prior years	68
Balance at December 31, 2024	$11,482
Additions based on tax positions related to the current year	345
Additions based on tax provisions of prior years	2,906
Reductions for tax positions of prior years	(9,560)
Balance at December 31, 2025	$5,173

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

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold to be recognized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties and has not recognized interest and/ or penalties in the statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024. Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities or expiration of a statute of limitations barring an assessment for an issue.

As of December 31, 2025, and 2024, unrecognized tax benefits associated with uncertain tax positions was approximately $4.5 million and $11.8 million respectively. If recognized, this would affect the effective tax rate, subject to valuation allowance. As of December 31, 2025, the Company did not recognize any interest and penalties associated with unrecognized tax benefits. Due to net operating losses incurred, tax years from inception remain open to examination by the Federal and State taxing jurisdictions to which we are subject. The Company is not currently under Internal Revenue Services (“IRS”), state or local tax examination.

11. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(29,562)	$(13,700)
Denominator
Basic and diluted
Weighted-average common shares outstanding, basic and diluted	14,089,791	10,886,920
Weighted-average pre-funded warrants outstanding, basic and diluted	306,506	288,082
Weighted-average placement agent warrants outstanding, basic and diluted	75,745	70,914
Weighted-average lender warrants outstanding, basic and diluted	539,280	—
Weighted-average number of shares used to calculate basic and diluted net loss per share	15,011,322	11,245,916

Net loss per share - basic and diluted	$(1.97)	$(1.22)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of December 31,
	2025	2024
Stock options to purchase common stock	4,853,408	2,824,443
Restricted stock units	30,000	—
Warrants to purchase common stock	3,611,531	2,970,368
Total	8,494,939	5,794,811

12. Subsequent Events

On January 28, 2026, the Company announced the discontinuation of the KOURAGE Phase 2 clinical trial evaluating Auxora in patients with AKI and AHRF. No adjustments were made to the Company’s financial statements as of December 31, 2025 as a result of this announcement.