Form 10-K/A
period 2025-12-31
CalciMedica, Inc.
filed 2026-04-30
CIK 1534133

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

The number of shares of Registrant’s Common Stock outstanding as of February 25, 2026 was 15,743,916

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of CalciMedica, Inc. (the “Company,” “CalciMedica,” “we,” “our,” or “us”) for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2026 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications by our principal executive and principal financial officers. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Our board of directors (“Board of Directors” or “Board”) currently consists of seven directors. Class I directors have a term expiring in 2027, Class II directors have a term expiring in 2028 and Class III directors have a term expiring in 2026.

The table and biographies below include information, as of the date of this Amendment, regarding the specific and particular experience, qualifications, attributes or skills of each director.

Name	Age	Class
Alan Glicklich, M.D.(1)	65	Class I
Fred Middleton(1)(2)	76	Class I
A. Rachel Leheny, Ph.D.	62	Class II
Eric Roberts	62	Class II
Frederic Guerard, Pharm.D.	53	Class II
Allan Shaw(1)(2)(3)	62	Class III
Robert N. Wilson(2)(3)	85	Class III

(1)
Member of our Audit Committee
(2)
Member of our Compensation Committee
(3)
Member of our Nominating and Corporate Governance Committee

Alan Glicklich, M.D. has served as a member of our Board of Directors since January 2025. Dr. Glicklich has served as the Chief Medical Officer of Lonestar Medicines since February 2026. From July 2023 to October 2025, Dr. Glicklich served as the Chief Medical Officer of Nuvig Therapeutics, Inc., a clinical-stage biotechnology company advancing a pipeline of immune therapeutics for chronic inflammatory and autoimmune diseases, and, prior to that, he served as an independent clinical consultant to Nuvig Therapeutics, Inc. from May 2022 to July 2023. He served as Chief Medical Officer of Chinook Therapeutics, Inc. (“Chinook”) from May 2020 to March 2022 where he focused on biologics and small molecules for rare, chronic kidney diseases. At Chinook, he built the clinical development, clinical operations, medical affairs, biometrics, regulatory, and pharmacovigilance teams, and designed and operationalized a successful Phase 3 registrational study for atrasentan in IgA nephropathy and multiple earlier phase studies across rare chronic kidney disease indications. Prior to Chinook, Dr. Glicklich served as Chief Medical Officer at Bird Rock Bio, Inc. from June 2015 to April 2020, focusing on monoclonal antibody development for inflammatory and fibrotic diseases. Prior to Bird Rock, Inc., Dr. Glicklich was Vice President of Clinical Development at Arena Pharmaceuticals, Inc. where he designed and operationalized the Phase 2 ralinepeg program in pulmonary artery hypertension and the etrasimod Phase 2 program in ulcerative colitis. Earlier in his career Dr. Glicklich held positions at BMS, Sanofi-Aventis, and Regeneron. Dr. Glicklich holds a B.A. in biology from the University of Chicago, an M.D. from the University of Wisconsin, and an MBA from the Emory University-Goizueta School of Business. The Board of Directors believes that Dr. Glicklich’s expertise and extensive experience in the biotechnology industry, including his leadership positions at companies advancing product candidates for chronic inflammatory, autoimmune and chronic kidney diseases, qualifies him to serve on the Board of Directors.

Frederic Guerard, Pharm.D. has served as a member of the Board of Directors since March 2023. Prior to that, he served as the President, Chief Executive Officer and member of the board of directors of Graybug Vision, Inc. from February 2019 to March 2023. Dr. Guerard has served as the President, Chief Executive Officer and member of the board of directors of Qlaris Bio, Inc. since March 2026. From October 2023 to September 2025, he served as the Chief Executive Officer and a director of Opthea Limited. From 1999 to February 2019, Dr. Guerard held key leadership roles at Novartis AG, a multinational pharmaceutical company, including Worldwide Business Franchise Head of Ophthalmology from April 2016 to February 2019, Global Franchise Head of Pharmaceuticals at Alcon Laboratories, a Novartis company, from May 2015 to April 2016, Managing Director of the United Kingdom and Ireland from July 2012 to April 2015, and Country President and Managing Director of Australia and New Zealand from April 2009 to July 2012, among others. He has served on the boards of directors at Lenz Therapeutics since September 2021 where he serves as a member of the compensation committee of the board of directors and the audit committee of the board of directors, Spiral Therapeutics since April 2023 and Unither Pharmaceuticals since July 2023. Dr. Guerard holds a Pharm.D. and a Master of Biological and Medical Sciences from the University of Rouen, France and a Master of Marketing from HEC Paris. The Board of Directors believes that Dr. Guerard is qualified to serve on the Board of Directors because of his expertise and extensive experience serving in leadership positions at biotechnology companies.

A. Rachel Leheny, Ph.D. has served as our Chief Executive Officer and a member of the Board of Directors since March 2023. Prior to that, she served as CalciMedica, Inc.’s Chief Executive Officer prior to its merger with Graybug Vision, Inc. in March 2023 (such entity prior to the merger, “Private CalciMedica”) and a member of its board of directors from September 2019 to March 2023. Dr. Leheny has been a founding managing director of Valence Life Sciences since 2012. Dr. Leheny previously served on the board of directors of Dalcor Pharmaceuticals from June 2020 to January 2024 and previously served on the boards of directors of Anthera Pharmaceuticals, Inc. and Corthera, Inc. Additionally, from June 2006 to March 2014, Dr. Leheny served as a founding managing director of Caxton Advantage Venture Partners. From April 2000 to June 2002, she was head of the biotechnology research team at Lehman Brothers. From April 1998 to April 2000, Dr. Leheny headed the biotechnology research team at UBS Warburg and, before that, from April 1993 to April 1998, she worked at Hambrecht & Quist, as managing director and senior biotechnology analyst. In 2007, Dr. Leheny became a founding board member of the Clearity Foundation and served as interim chief operating officer of Clearity from March 2015 to February 2017. Dr. Leheny holds an A.B. in Chemistry from Harvard University and a Ph.D. in Chemistry from Columbia University. She did post-doctoral work at the University of California at Berkeley, where she was a National Institutes of Health fellow and lecturer. The Board of Directors believes that Dr. Leheny’s extensive experience in the life sciences industry as a scientist, a research analyst at several investment banks, and as a venture capital investor, qualify her to serve on the Board of Directors.

Fred Middleton has served as a member of the Board of Directors since the closing of the Merger in March 2023. Prior to that, he served on Private CalciMedica’s board of directors from May 2020 to March 2023. Since 1987, Mr. Middleton has served as a Managing Director of Sanderling Ventures (“Sanderling”), where he has worked for over 30 years as an investor, management team member and board member in over 20 new biomedical ventures built in Sanderling’s venture investment portfolios. Mr. Middleton has served as a board member of Chimerix, Inc., a publicly traded company acquired by Jazz Pharmaceuticals, from June 2019 to April 2025. He also serves on the boards of directors of Asteres Inc. and Theravida, Inc., both of which are privately held companies, and served on the board of directors of Viacyte, Inc., which was recently acquired by Vertex Pharmaceuticals. He served as chief financial officer and a member of the board of directors of Regeneron Pharmaceuticals, Inc. from 1991 through 2001. Earlier in his career, from 1978 through 1984, Mr. Middleton served as the third original member of the Genentech management team as its chief financial officer. Mr. Middleton holds a B.S. in Chemistry from the Massachusetts Institute of Technology and an M.B.A. from Harvard Business School. The Board of Directors believes that Mr. Middleton’s expertise and extensive experience in the pharmaceutical industry qualifies him to serve on the Board of Directors.

Eric W. Roberts has served as our Chief Business Officer and member of the Board of Directors since March 2023. Prior to that, he served as Private CalciMedica’s Chief Business Officer and a member of its board of directors and its vice chairman from May 2020 to March 2023. Mr. Roberts has been a founding managing director of Valence Life Sciences since 2012. Mr. Roberts is also a founding member of Valence Investments SPV IV, Valence Investments SPV V and Valence Investments SPV VI. Additionally, from June 2006 to December 2019, Mr. Roberts served as a founding managing director of Caxton Advantage Venture Partners. From June 2015 to October 2019, Mr. Roberts served on the board of directors of VIVUS, Inc., a former publicly traded biopharmaceutical company. Mr. Roberts previously served as a member of the board of directors of Invuity, Inc. from June 2012 until its sale to Stryker Corporation in October 2018 and as a member of the board of directors of Gemin X Pharmaceuticals, Inc. from July 2008 until its sale to Cephalon, Inc. (now Teva Pharmaceutical Industries Ltd.) in March 2012. From 1986 to 2004, Mr. Roberts served in a variety of roles as an investment banker, including as co-head of the healthcare investment banking group at Lehman Brothers from April 2000 to January 2004, managing director and partner at Dillon, Read & Co. Inc. from April 1989 to April 2000 and a member of Citicorp’s mergers and venture capital groups from June 1986 to April 1989. Mr. Roberts holds a B.S. in Economics from The Wharton School of the University of Pennsylvania. The Board of Directors believes that Mr. Roberts’s extensive experience in investment banking at several investment banks and experience as a venture capital investor as well as experience on a public and private company boards qualifies him to serve on the Board of Directors.

Allan Shaw has served as a member of the Board of Directors since March 2023. Prior to that, he served on Private CalciMedica’s board of directors from October 2021 to March 2023. Since September 2017, Mr. Shaw has served as a special advisor and consulting chief financial officer to biopharmaceutical companies. Mr. Shaw previously served as the chief financial officer of Portage Biotech Inc., a publicly traded biotechnology company, from May 2020 to September 2024. He has also served on the board of directors of Evecxia Therapeutics, Inc. since October 2023. From January 2016 to February 2017, Mr. Shaw served as chief financial officer and treasurer of Syndax Pharmaceuticals, Inc., a publicly traded clinical stage biopharmaceutical company. Mr. Shaw also previously served as chief financial officer of various companies including NewLead Holdings Ltd. from October 2009 to July 2011, Serono S.A. from November 2002 to May 2004, and Viatel, Inc. from November 1994 to June 2002. Mr. Shaw previously served as managing director of Alvarez & Marsal LLC from December 2011 to March 2015 and as founder and senior managing director at Shaw Strategic Capital LLC from 2005 to 2009. Mr. Shaw served as a member of the board of directors of Blue Water Vaccines, Inc. from January 2020 to August 2022. From September 2015 to October 2019, he was a member of the board of directors of VIVUS, Inc., a former publicly traded biopharmaceutical company, and, from October 2013 to June 2016, he was a member of the board of directors of Akari Therapeutics, Plc. (formerly Celsus Therapeutics, plc), a publicly traded biopharmaceutical company. Mr. Shaw was also a director of various other private companies. Mr. Shaw holds a B.S. in Applied Science and Accounting from the State University of New York

(Oswego College) and is a certified public accountant in the State of New York. The Board of Directors believes that Mr. Shaw’s extensive leadership experience and diverse industry background qualifies him to serve on the Board of Directors.

Robert N. Wilson has served as a member of the Board of Directors since March 2023. Prior to that, he served on Private CalciMedica’s board of directors from November 2020 to March 2023. Mr. Wilson served as chairman of the board of directors of Mevion Medical Systems, Inc. from 2005 to 2016. Mr. Wilson was also a member of the board of directors of Hess Corporation from 1991 to 2015, and a member of the board of directors of Charles Schwab Corporation from 2003 to 2020, as well as a director of other private companies. Mr. Wilson was chairman of Caxton Health Holdings from 2004 to 2007. He was also vice chairman of the board of directors of Johnson & Johnson from 1989 until 2003. Mr. Wilson holds a B.A. from Georgetown College and an Executive Management degree from Columbia University. The Board of Directors believes that Mr. Wilson’s knowledge and extensive experience in the pharmaceutical industry, his managerial, marketing, financial and international experience, and his significant experience as a director for other publicly traded companies qualify him to serve on the Board of Directors.

Executive Officers

The following table and biographies below sets forth information, as of the date of this Amendment, about our current executive officers, their ages and the positions held by each such person with the Company:

Name	Age	Position(s)
A. Rachel Leheny, Ph.D.	62	Chief Executive Officer and Class II Director
Michael J. Dunn, MBA	70	President and Chief Operating Officer
Stephen Bardin, MBA	36	Chief Financial Officer
Sudarshan Hebbar, M.D.	61	Chief Medical Officer
Eric W. Roberts	62	Chief Business Officer and Class II Director
Kenneth A. Stauderman, Ph.D.	73	Chief Scientific Officer

Dr. Leheny’s biographical information is set forth above.

Stephen Bardin, MBA, has served as our Chief Financial Officer since November 2024 and served as a consultant to the Company from April 2024 to November 2024. Prior to that he served as the Chief Financial Officer of ATAI Life Sciences N.V. (Nasdaq: ATAI) (“Atai”), a clinical-stage biopharmaceutical company, from August 2022 to February 2024, and provided certain transition services to Atai through March 2024. He also served as Atai’s Deputy Chief Financial Officer and Chief Financial Officer Designate from June 27, 2022 to August 15, 2022. Prior to joining Atai, Mr. Bardin served in various capacities at BridgeBio Pharma, Inc. (“BridgeBio”), a commercial-stage biopharmaceutical company, most recently as its Senior Vice President, Finance and Operations, from January 2022 to June 2022, and previously as Vice President, Finance and Operations, from July 2020 to December 2021, and as Senior Director, Finance and Operations, from October 2019 to June 2020. Prior to that, Mr. Bardin served in roles of increasing responsibility at Myovant Sciences Ltd., a biopharmaceutical company, most recently as Director, Corporate Development from January 2019 to October 2019, and as Associate Director, Corporate Development from July 2017 to December 2018. Prior to that, Mr. Bardin served as a Consultant at The Boston Consulting Group from August 2011 to May 2014 and September 2016 to July 2017. Mr. Bardin received his Master of Business Administration from the Stanford Graduate School of Business and his Bachelor of Science in Engineering in biomedical engineering from Duke University.

Michael J. Dunn, MBA has served as our President and Chief Operating Officer since March 2023. Prior to that he served as the President and Chief Operating Officer of Private CalciMedica from 2014 to March 2023, and as its Senior Vice President, Corporate Development from 2013 to 2014. Mr. Dunn also served as a member of Private CalciMedica’s board of directors from 2014 to May 2020. Mr. Dunn serves on the board of directors of Arisan Therapeutics and previously served on the board of directors of Aegea Biotechnologies from 2012 to 2017. From 2010 to 2013, Mr. Dunn was senior vice president, corporate development at Biocept, Inc. Prior to that, he served as vice president and chief business officer of Monogram Biosciences, Inc., which was acquired by Laboratory Corporation of America Holdings (d/b/a LabCorp) in 2009. From April 2003 to December 2004, Mr. Dunn was chief business officer for ACLARA BioSciences, Inc., through its merger with ViroLogic, Inc.; the combined entity subsequently changed its name to Monogram Biosciences, Inc. From March 2002 to April 2003, Mr. Dunn served as executive vice president of business development for ActivX Biosciences, Inc., a biotechnology company, and helped engineer a partnership with Kyorin Pharmaceuticals, Co. Ltd. of Japan, which acquired ActivX Biosciences, Inc. the following year. From July 1998 to March 2002, Mr. Dunn was vice president of business development for Aurora Biosciences Corporation, a biotechnology tools company, through its acquisition by Vertex Pharmaceuticals. From 1995 to 1998, Mr. Dunn was vice president of business development for SIBIA Neurosciences, Inc., a publicly traded company, and, from 1984 to 1994, was director of business development at the predecessor company, SIBIA, Inc. Mr. Dunn holds an M.B.A. from the University of San Diego and a bachelor’s degree in Biology from the University of Chicago.

Sudarshan Hebbar, M.D. has served as our Chief Medical Officer since March 2023. Prior to that, he served in various roles at Private CalciMedica including as its Chief Medical Officer from April 2017 to March 2023, its Senior Vice President of Clinical Development, from November 2015 to April 2017, and as a consultant from June 2014 to November 2015. From January 2015 to October 2015, Dr. Hebbar was a consultant for Mallinckrodt Pharmaceuticals, where he served as the clinical development lead for a global multicenter Phase 4 trial. From July 2013 to June 2014, he was the vice president of nephrology at Thrasos Innovation. From July 2013 to October 2013, Dr. Hebbar served as medical vice president and a member of the U.S. board of directors at Oncimmune Holdings plc, an immunodiagnostics company. Before joining Oncimmune, Dr. Hebbar served as a medical director at Reata Pharmaceuticals, Inc., a publicly traded biopharmaceutical company. Dr. Hebbar began his industry career at Abbott Laboratories, where he served as a senior medical director. Prior to joining Abbott Laboratories, Dr. Hebbar was a medical director at Dialysis Clinics Incorporated and a partner at Kidney Associates of Kansas City. Dr. Hebbar holds a B.A. in Natural Sciences from The Johns Hopkins University and an M.D. from Tulane University School of Medicine. He completed a residency in Internal Medicine and a fellowship in Critical Care Medicine, both at Hennepin County Medical Center, a fellowship in Nephrology at the University of Chicago and a fellowship in Clinical Medical Ethics at The Maclean Center for Clinical Medical Ethics at the University of Chicago.

Mr. Roberts’s biographical information is set forth above.

Kenneth A. Stauderman, Ph.D. has served as our Chief Scientific Officer since March 2023. Dr. Stauderman is one of Private CalciMedica’s co-founders and served as its Chief Scientific Officer from April 2017 to March 2023, and previously served as its Senior Vice President of Research and Development, from August 2014 to April 2017, and as its Vice President of Research, from April 2007 to August 2014. From 2000 to 2007, Dr. Stauderman was executive director of biology and lead discovery at TorreyPines Therapeutics (f/k/a Neurogenetics, Inc.). Prior to TorreyPines Therapeutics, Dr. Stauderman was director of molecular and cell biology at SIBIA Neurosciences, Inc. (which later became Merck Research Laboratories, San Diego) from 1994 to 2000, and senior scientist at Marion Merrell Dow Pharmaceuticals from 1986 to 1994. Dr. Stauderman holds a B.A. in Psychology from the University of Virginia and a Ph.D. in Pharmacology from the University of Texas Health Science Center at San Antonio.

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

Corporate Governance

Audit Committee

Our Audit Committee is composed of Allan Shaw, Fred Middleton and Alan Glicklich. Mr. Shaw is the Chair of our Audit Committee. The composition of our Audit Committee meets the requirements for independence under the current SEC rules and regulations and Nasdaq Listing Rules. Each member of our Audit Committee is financially literate. In addition, our Board of Directors has determined that Mr. Shaw is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act.

Code of Conduct and Ethics

Our Board of Directors has adopted a code of conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. We intend to disclose future amendments to certain provisions of our code of conduct and ethics, or waivers of these provisions, on our website or in public filings. The full text of our code of conduct and ethics is posted on the Investors and Media section of our website at ir.calcimedica.com. The information on our website is not incorporated by reference into our Annual Report.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed as an exhibit to the Original Filing. In addition, it is the Company’s intent to comply with applicable laws and regulations relating to insider trading.

Anti-hedging

We have adopted an Insider Trading Policy that applies to all of our employees, officers and directors, including our Chief Executive Officer and other executive officers, which prohibits such individuals from engaging in hedging or monetization transactions involving (i) our stock, such as zero cost collars, forward sale contracts, or contributing our stock to exchange funds in a manner that could be interpreted as hedging, or (ii) options or other derivative securities on our stock, such as puts and calls, whether on an exchange or in any other market, unless limited solely to exercising a compensatory equity grant issued by us. In addition, no employee, officer or director may use or pledge our securities as collateral in a margin account or as collateral for a loan unless preapproved by our compliance officer.

Item 11. Executive Compensation

Executive Compensation

The following tables and accompanying narrative disclosure set forth information about the compensation provided to our named executive officers during the years ended December 31, 2025 and 2024. These executive officers, who include the individual who served as our principal executive officer in 2025 and the two most highly compensated executive officers (other than our principal executive officer) who were serving as executive officers at the end of the fiscal year ended December 31, 2025, were:

•
A. Rachel Leheny, Ph.D., Chief Executive Officer;
•
Sudarshan Hebbar, M.D., Chief Medical Officer, and
•
Eric W. Roberts, Vice Chairman and Chief Business Officer.

We refer to these individuals as our “named executive officers.”

Summary Compensation Table

The following table presents summary information regarding the total compensation for services rendered in all capacities that was earned by our named executive officers during the years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
A. Rachel Leheny, Ph.D.	2025	427,350	—	464,485	—	3,575	(2)	895,410
Chief Executive Officer	2024	411,400	174,848	962,550	103,500	5,544		1,657,842
Sudarshan Hebbar, M.D.	2025	427,350	—	332,486	—	3,478	(3)	763,315
Chief Medical Officer	2024	411,400	150,342	690,525	82,800	13,504		1,348,571
Eric. W. Roberts	2025	400,525	—	299,721	—	3,311	(4)	703,558
Vice Chairman and Chief Business Officer	2024	384,550	160,088	648,675	97,000	4,950		1,295,263

(1)
In accordance with SEC rules, this column reflects the aggregate grant date fair value of the stock option awards granted in the applicable year. These amounts have been computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are described in Note 7 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025. These amounts do not reflect the actual economic value that will be realized by our named executive officers upon the exercise of the stock options or the sale of the common stock underlying such stock options.
(2)
Represents amounts paid on behalf of Dr. Leheny for basic life insurance and accidental death and dismemberment insurance premiums.
(3)
Represents amounts paid on behalf of Dr. Hebbar for basic life insurance and accidental death and dismemberment insurance premiums.
(4)
Represents amounts paid on behalf of Mr. Roberts for basic life insurance and accidental death and dismemberment insurance premiums.

Equity Incentive Plan Compensation

From time to time, we grant equity awards in the form of stock options to our named executive officers, which are generally subject to vesting based on each named executive officer’s continued service with us. Each of our named executive officers currently holds outstanding options to purchase shares of our common stock that were granted under our equity incentive plans, as set forth in the table below titled “2025 Outstanding Equity Awards at Fiscal Year-End Table.”

In April 2025, upon the recommendation of our Compensation Committee, our Board approved option grants to our named executive officers, which were determined based on peer data from our compensation consultant.

All stock options are granted with an exercise price per share that is no less than the fair market value of our common stock on the date of grant of such award. Our stock option awards generally vest over a four-year period and may be subject to acceleration of vesting and exercisability under certain termination and change in control events, as described in more detail under the section titled “Potential Payments Upon Termination.”

2025 Outstanding Equity Awards at Fiscal Year-End Table

The following table presents, for each of our named executive officers, information regarding outstanding stock options and restricted stock unit awards held as of December 31, 2025:

			Option Awards
Name	Grant Date(1)	Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
A. Rachel Leheny, Ph.D.	4/25/2019(2)	4/30/2020	11,232	—	2.44	04/24/2029
	1/24/2020(2)	4/30/2020	76,173	—	6.60	1/23/2030
	6/30/2020(2)	4/30/2020	30,381	—	6.60	6/29/2030
	4/28/2021(3)	2/22/2021	13,964	—	7.99	4/27/2031
	4/28/2021(5)	4/28/2021	19,826	—	7.99	4/27/2031
	7/1/2021(3)	2/22/2021	13,964	—	7.99	6/30/2031
	8/31/2022(5)	5/16/2022	3,552	—	10.42	8/30/2032
	8/31/2022(6)	9/1/2022	2,030	—	10.42	8/30/2032
	8/31/2022(5)	8/31/2022	1,062	—	10.42	8/30/2032
	3/20/2023(3)	11/22/2022	1,323	394	17.34	3/19/2033
	3/20/2023(3)	11/22/2022	23,466	6,977	17.34	3/19/2033
	3/20/2023(3)	11/22/2022	9,513	2,829	17.34	3/19/2033
	5/8/2023(3)	5/8/2023	71,287	39,093	3.25	5/7/2033
	3/28/2024(4)	3/28/2024	50,312	64,688	4.16	3/8/2034
	8/27/2024(4)	3/28/2024	50,312	64,688	4.16	8/26/2034
	4/23/2025(10)	3/26/2025	1	43,849	1.53	4/23/2035
	4/23/2025(10)	3/26/2025	53,436	187,714	1.53	4/23/2035
	6/24/2025(4)	6/24/2025	77,625	—	1.53	4/22/2035
Sudarshan Hebbar, M.D.	2/11/2016(7)	11/9/2015	11,761	—	1.74	2/11/2026
	8/2/2018(9)	3/21/2018	22,777	—	2.43	8/2/2028
	4/25/2019(10)	2/7/2019	8,640	—	2.43	4/25/2029
	1/24/2020(2)	1/24/2021	2,524	—	6.60	1/24/2030
	6/30/2020(12)	6/30/2021	11,778	—	6.60	7/1/2030
	6/30/2020(9)	6/30/2021	24,968	—	6.60	7/1/2030
	4/28/2021(3)	4/28/2021	9,774	—	7.99	4/29/2031
	4/28/2021(5)	4/28/2021	18,782	—	7.99	4/29/2031
	7/1/2021(3)	1/22/2022	9,774	—	7.99	7/2/2031
	8/2/2022(11)	8/31/2022	2,880	—	19.44	8/2/2032
	8/31/2022(6)	10/1/2022	838	—	10.42	8/31/2032
	8/31/2022(5)	8/31/2022	1,954	—	10.42	8/31/2032
	8/31/2022(5)	8/31/2022	6,352	—	10.42	8/31/2032
	3/20/2023(3)	11/22/2022	2,395	713	17.34	3/20/2033
	3/20/2023(3)	11/22/2022	5,689	1,692	17.34	3/20/2033
	3/20/2023(3)	11/22/2022	18,373	5,463	17.34	3/20/2033
	5/08/2023(3)	5/8/2023	39,207	21,502	3.25	5/8/2033
	3/28/2024(10)	3/28/2024	36,093	46,407	4.16	3/29/2034
	8/27/2024(10)	3/28/2024	36,093	46,407	4.16	8/28/2034
	8/27/2024(10)	4/28/2024	32,812	94,103	1.53	4/23/2035
	4/23/2025(10)	3/26/2025	—	48,085	1.53	4/22/2035
	6/24/2025(4)	6/24/2025	83,300	—	1.53	4/22/2035
Eric W. Roberts	1/24/2020(7)	5/20/2020	22,851	—	6.60	1/23/2030
	6/30/2020(2)	5/20/2020	36,041	—	6.60	6/29/2030
	4/28/2021(3)	2/22/2021	6,982	—	7.99	4/27/2031
	4/28/2021(5)	4/28/2021	11,739	—	7.99	4/27/2031
	7/1/2021(3)	2/22/2021	6,982	—	7.99	6/30/2031
	7/1/2021(8)	3/20/2023	11,778	—	7.99	6/30/2031
	8/31/2022(5)	5/16/2022	2,935	—	10.42	8/30/2032
	8/31/2022(6)	9/1/2022	1,677	—	10.42	8/30/2032
	8/31/2022(5)	8/31/2022	1,263	—	10.42	8/30/2032
	3/20/2023(3)	11/22/2022	4,073	1,211	17.34	3/19/2033
	3/20/2023(3)	11/22/2022	15,462	4,598	17.34	3/19/2033
	3/20/2023(3)	11/22/2022	1,390	414	17.34	3/19/2033
	5/8/2023(3)	5/8/2023	39,207	21,502	3.25	5/7/2033
	3/28/2024(10)	3/28/2024	33,906	43,594	4.16	3/28/2034
	8/27/2024(10)	3/28/2024	33,906	43,594	4.16	8/26/2034
	4/23/2025(10)	3/26/2025	—	48,859	1.53	4/23/2035
	4/23/2025(10)	3/26/2025	30,000	81,141	1.53	4/23/2035
	6/24/2025(4)	6/24/2025	57,750	—	1.53	4/22/2035

(1)
All outstanding equity awards granted to Dr. Leheny, Mr. Roberts and Dr. Stauderman were granted under our 2006 Stock Plan for awards granted on or before March 20, 2023. All awards granted after March 20, 2023 were granted under our 2023 Equity Incentive Plan (the “2023 Plan”).
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
(4)
This stock option vests at a rate of 1/48th of the shares of our common stock underlying the stock option on the vesting commencement date, and 1/48th of the shares of our common stock underlying the stock option vests monthly thereafter.
(5)
100% of the shares subject to the stock option vested on the vesting commencement date.
(6)
This stock option vested in equal daily installments until fully vested on October 31, 2022.
(7)
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
(9)
25% of the shares subject to the stock option vested on the one year anniversary of the vesting commencement date and 1/48th of the shares of our common stock underlying the stock option vested monthly thereafter.
(10)
This stock option vested at a rate of 1/12th of the shares of our common stock underlying the stock option on the vesting commencement date, and 1/12th of the shares of our common stock underlying the stock option monthly thereafter.
(11)
This stock option vested in equal daily installments until fully vested on September 30, 2022.
(12)
One-fourth (1/4) of the shares subject to the stock option vest on the vesting commencement date; thereafter, the remaining shares shall vest in equal monthly installments over 36 months following the achievement of a pre-determined milestone. The milestone was achieved November 21, 2020.

Option Exercises and Stock Vested

The following table provides information regarding options exercised during 2025 for our Named Executive Officers. There were no stock awards held by our Named Executive Officers during 2025.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
A. Rachel Leheny, Ph.D.	—	—
Sudarshan Hebbar, M.D.	—	—
Eric W. Roberts	15,000	22,950

(1)
The value realized on exercise is based on the difference between the closing price of our common stock on the date of exercise and the applicable exercise price of those options, and does not represent actual amounts received by the Named Executive Officers as a result of the option exercises.

Employment Agreements

We previously entered into offer letters with each of A. Rachel Leheny, Ph.D., dated as of May 20, 2020; Eric W. Roberts, dated as of May 20, 2020; and Sudarshan Hebbar, M.D., dated as of August 14, 2015. The offer letters generally provide for at-will employment and set forth the named executive officer’s initial base salary, eligibility for employee benefits and equity awards, and their compensation is reviewed periodically and subject to the discretion of our Board of Directors and Compensation Committee. Any potential payments and benefits due upon a termination of employment or in connection with a change in control of us are described below in “—Potential Payments upon Termination.”

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

Dr. Hebbar’s offer letter, as amended, provides that if his employment is terminated by us without “cause” (other than as a result of death or disability) prior to a “change in control” (as defined in Dr. Hebbar’s offer letter), he will be entitled to receive (i) continued payment of his then-current base salary for nine months and (ii) reimbursement of premiums for Dr. Hebbar’s COBRA continuation health coverage for up to nine months. If such termination or resignation occurs following the consummation of a “change in control” (as defined in the offer letter) for reasons other than “cause” (other than as a result of death or disability), he will be entitled to receive acceleration of all of then outstanding and unvested equity awards, such that all outstanding and unvested stock options held by Dr. Hebbar will become fully vested and immediately exercisable.

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

Pursuant to the Change in Control Severance Policy, in the event that Mr. Roberts or Dr. Hebbar is terminated without “cause” (as defined in the Change in Control Severance Policy) or resigns for “good reason” (as defined in the Change in Control Severance Policy) within 12 months following a “change in control” of us (as defined in the Change in Control Severance Policy), he will be entitled to receive a cash amount, payable in a lump sum, equal to (i) 15 months’ annual base salary and (ii) 1.25 times his target bonus for the fiscal year in which the termination occurs. He will also be entitled to continued coverage under our group-healthcare plans for a period ending on the earlier of (x) 15 months following the termination date and (y) the date that he and his covered dependents become eligible for coverage under another employer’s plans. In addition, each then-outstanding equity award that is granted on or after September 24, 2020 that vests subject to his continued service will automatically become vested and exercisable in full pursuant to the terms of the Change in Control Severance Policy. Grant agreements for equity awards subject to performance-based vesting criteria may provide for alternative treatment upon a termination described above. Absent any such treatment in such grant agreement, the acceleration of equity awards subject to performance-based vesting criteria shall be deemed to have been met based on the achievement of such award at the greater of target or, if determinable, actual performance.

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

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

From time to time, the Company grants stock options to its employees, including the named executive officers. Historically, the Company has granted new-hire option awards on or soon after a new hire’s employment start date and annual refresh employee option grants in the first quarter of each fiscal year, which refresh grants are typically approved at the regularly scheduled meeting of the Compensation Committee occurring in such quarter. Also, non-employee directors receive automatic grants of initial and annual stock option awards, at the time of a director’s initial appointment or election to the board and at the time of each annual meeting of the Company’s stockholders, respectively, pursuant to the Non-Employee Director Compensation Policy, as further described under the heading, “Non-Employee Director Compensation” above. The Company does not otherwise maintain any written policies on the timing of awards of stock options, stock appreciation rights, or similar instruments with option-like features. The Compensation Committee considers whether there is any material nonpublic information (“MNPI”) about the Company when determining the timing of stock option grants and does not seek to time the award of stock options in relation to the Company’s public disclosure of MNPI. The Company has not timed the release of MNPI for the purpose of affecting the value of executive compensation.

Non-Employee Director Compensation

In May 2023, our Board of Directors adopted a non-employee director compensation policy (the “former non-employee director compensation policy”) that applied to all of our non-employee directors. This compensation policy provided that each such non-employee director would receive the following compensation for service on our Board of Directors:

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

Our Board of Directors adopted an amended and restated non-employee director compensation policy (the “non-employee director compensation policy”), effective March 26, 2025, that applies to all of our non-employee directors. As amended, the non-employee director compensation policy will allow the retainer fees to be paid in a form other than cash if approved by the Board of Directors or the Compensation Committee.

The annual retainer fees are payable to each non-employee director in equal quarterly installments, payable in arrears on the last day of each fiscal quarter in which the service occurred. If a non-employee director joins our Board of Directors or a committee of the

Board at a time other than effective as of the first day of a fiscal quarter, each annual retainer set forth above will be pro-rated based on days served in the applicable fiscal quarter, with the pro-rated amount paid on the last day of the first fiscal quarter in which the non-employee director provides the service and regular full quarterly payments thereafter. All annual cash fees are vested upon payment.

Members of our Board of Directors are also eligible for reimbursement for their expenses incurred in attending meetings of the Board of Directors or any committees thereof. Reimbursements for any non-employee director did not exceed the $10,000 threshold for the year ended December 31, 2025, and thus are not included in the table below.

The following table sets forth the compensation earned by or paid to our non-employee directors for services provided during the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Frederic Guerard, Pharm.D.	$10,000	$52,469	$62,469
Fred Middleton	$13,125	$60,658	$73,783
Allan Shaw	$15,625	$71,922	$87,547
Robert N. Wilson	$22,500	$88,713	$111,213
Alan Glicklich, M.D.(3)	$—	$105,214	$105,214
Eric Bjerkholt(3)	$13,750	$—	$13,750

(1)
The amounts reported in this column represent the aggregate grant date fair value of the stock options granted to our directors during the year ended December 31, 2025 as computed in accordance with Financial Accounting Standards Board, Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB ASC Topic 718”). The assumptions used in calculating the aggregate grant date fair value of the stock options reported in this column are set forth in Note 7 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. These amounts do not reflect the actual economic value that will be realized by our directors upon the exercise of the stock options or the sale of the common stock underlying such stock options.
(2)
The aggregate number of shares outstanding under all stock options held by our non-employee directors as of December 31, 2025 are set forth in the table below.

Name	Option Awards (#)
Frederic Guerard, Pharm.D.	60,000
Fred Middleton	86,249
Allan Shaw	98,468
Alan Glicklich, M.D.	60,103
Robert N. Wilson	151,798

(3)
Mr. Bjerkholt resigned from our Board of Directors in January 2025 and any unvested options were cancelled on the date of his resignation. Dr. Glicklich was appointed to our Board of Directors in January 2025 to fill the vacancy created by Mr. Bjerkholt.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(2)
Equity Compensation Plans Approved by Stockholders(1)	4,883,408	$3.87	292,386
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	4,883,408	$3.87	292,386

(1)
Consists of our 2006 Stock Plan, 2015 Stock Incentive Plan, 2020 Equity Incentive Plan, 2023 Plan and 2023 Employee Stock Purchase Plan (“2023 ESPP”).
(2)
The amount includes 35,022 shares available for issuance under the 2023 Plan and 257,364 shares available for issuance under the 2023 ESPP. The 2023 Plan and 2023 ESPP each contain an “evergreen” provision. Pursuant to such provision contained in the 2023 Plan, on January 1st of each year we automatically add 5% of our shares of common stock outstanding on the preceding December 31st, and pursuant to such provision contained in the 2023 ESPP, we automatically add the lesser of 1% of our shares of common stock outstanding on the preceding December 31st or 195,000 shares of common stock, respectively, to the shares reserved for issuance, provided that our Board may authorize a lesser number in each case. As of the date of this Amendment, we have not yet utilized our 2023 ESPP.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 31, 2026 by: (i) each of our directors; (ii) each of our named executive officers as defined below under the heading “Executive Compensation”; (iii) each person known by us to beneficially own more than 5% of our common stock and (iv) all of our current executive officers and directors as a group.

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

Percentage of beneficial ownership is based on 15,746,416 shares of common stock outstanding as of March 31, 2026. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options or warrants held by such persons that are exercisable within 60 days following March 31, 2026. Unless otherwise indicated, the address for the persons and entities listed in the table below is c/o CalciMedica, Inc., 505 Coast Boulevard South, Suite 307, La Jolla, California 92037.

Owner	Number of Shares Beneficially Owned (#)	Percentage of Shares Beneficially Owned (%)
Greater than 5% Stockholders:
Entities affiliated with Sanderling Ventures(1)	2,446,661	15.50
Alafi Capital Company, LLC (2)	1,583,153	10.05
Entities affiliated with Avenue Venture Opportunities Fund II, L.P.(3)	1,359,553	7.95
Jorey Chernett(4)	1,134,847	7.21
Entities affiliated with Soleus Capital(5)	1,075,856	6.67
Entities affiliated with Bering Partners II, L.P.(6)	793,897	5.00
Named Executive Officers and Directors:
A. Rachel Leheny, Ph.D.(7)	1,512,562	9.23
Eric W. Roberts(8)	1,437,540	8.92
Sudarshan Hebbar, M.D.(9)	468,219	2.90
Frederic Guerard, Pharm.D.(10)	150,727	*
Alan Glicklich(11)	48,991	*
Fred Middleton(12)	2,583,360	16.27
Allan Shaw(13)	98,468	*
Robert N. Wilson(14)	616,576	3.87
All current executive officers and directors as a group (11 persons)(15)	7,677,052	41.64

* Represents beneficial ownership of less than one percent

(1)
Consists of (i) 946,744 shares of common stock and 5,357 shares of common stock issuable upon exercise of warrants held by Sanderling Venture Partners VI, LP, (ii) 814,300 shares of common stock and 17,313 shares of common stock issuable upon exercise of warrants held by Sanderling Venture Partners VI Co-Investment Fund, L.P., (iii) 22,479 shares of common stock and 183 shares of common stock issuable upon exercise of warrants held by Sanderling Ventures Management VI, (iv) 7,456 shares of the common stock held by Sanderling VI Beteiligungs GmbH & Co KG, (v) 8,884 shares of common stock held by Sanderling VI Limited Partnership, (vi) 435,148 shares of common stock and 12,380 shares of common stock issuable upon exercise of warrants held by Sanderling Ventures VII, L.P., (vii) 27,609 shares of common stock and 840 shares of common stock issuable upon exercise of warrants held by Sanderling Ventures VII Annex Fund, L.P., (viii) 114,260 shares of common stock and 3,249 shares of common stock issuable upon exercise of warrants held by Sanderling Ventures VII (Canada), LP, and (ix) 30,292 shares of common stock and 167 shares of common stock issuable upon exercise of warrants held by Sanderling Ventures Management VII. The number of shares beneficially owned by the foregoing Sanderling Ventures entities is limited by a 4.99% beneficial ownership limitation applicable to the Common Warrants (as defined below) held by the foregoing Sanderling Ventures entities. Accordingly, the number of shares reported does not reflect shares of common stock underlying such Common Warrants to the extent the exercise thereof would exceed the beneficial ownership limitation. Mr. Middleton is a managing director at Sanderling Ventures. Mr. Middleton has shared voting and dispositive power with respect to the foregoing shares beneficially owned by Sanderling Ventures and disclaims beneficial ownership of such shares except to the extent of his respective pecuniary interest therein. The address of Sanderling Ventures is 1300 S. El Camino Real, Suite 203, San Mateo, CA 94402.
(2)
Christopher D. Alafi is the managing member of Alafi Capital Company, LLC (“Alafi Capital”) and may be deemed to have sole voting or investment power. The business address of each of Alafi Capital and Mr. Alafi is 8 Admiral Drive, Suite 324, Emeryville, CA 94608. Information is based solely on an amended Schedule 13G filed with the SEC on August 5, 2025.
(3)
Consists of (i) 718,390 shares of common stock issuable upon the conversion of a loan from Avenue Venture Opportunities Fund II, L.P. (“Fund”) to the Company in the principal amount of $2 million and (ii) 641,163 shares of common stock issuable upon the exercise of outstanding warrants. Such loan is convertible at any time at the Fund’s option at a per share conversion price of $2.784. Avenue Capital Management II, L.P. is a registered investment adviser and is the manager (“Manager”) of the Fund. Avenue Venture Opportunities Partners II, LLC (“AVOPII”) is the general partner of the Fund. AVOPII has delegated voting and dispositive power over securities held by the Fund to Manager and disclaims beneficial ownership of securities held by the Fund, except to the extent of its pecuniary interest, if any, therein. GL Venture Opportunities Partners II, LLC (“GLVOPII”) is the managing member of AVOPII, the general partner of the Fund. GLVOPII has no voting or dispositive power over securities held by the Fund and disclaims beneficial ownership of securities held by the Fund, except to the extent of its pecuniary interest, if any, therein. Marc Lasry is the beneficial owner of GLVOPII and therefore, is the ultimate beneficial owner of the Fund. Mr. Lasry does not have voting or dispositive power over securities held by the Fund. The address of each of the entities and Mr. Lasry is 11 West 42nd Street, 9th Floor, New York, New York 10036. Information is based solely on an amended Schedule 13G filed with the SEC on September 9, 2025.
(4)
Mr. Chernett’s address is 6222 Indianwood Trail, Bloomfield Hills, Michigan 483010. Information is based solely on a Schedule 13G filed with the SEC on December 1, 2025.
(5)
Consists of (i) 341,952 shares of common stock held by Soleus Capital Master Fund, L.P. (“Soleus Master Fund”), (ii) 195,976 shares of common stock issuable upon exercise of Common Warrants held by Soleus Master Fund, (iii) 341,952 shares of common stock held by Soleus Private Equity Fund III, L.P. (“Soleus PE Fund III”) and (iv) 195,976 shares of common stock issuable upon exercise of Common Warrants held by Soleus PE Fund III. The number of shares beneficially owned by Soleus Master Fund and Soleus PE Fund III is limited by a 9.99% beneficial ownership limitation applicable to the Common Warrants (as defined below) held by Soleus Master Fund and Soleus PE Fund III. Accordingly, the number of shares reported does not reflect shares of common stock underlying such Common Warrants to the extent the exercise thereof would exceed the beneficial ownership limitation. Soleus Capital, LLC (“Soleus Capital”) is the sole general partner of Soleus Master Fund and thus holds voting and dispositive power over the shares held by Soleus Master Fund. Soleus Capital Group, LLC (“SCG”) is the sole managing member of Soleus Capital. Guy Levy is the sole managing member of SCG. Each of SCG, Soleus Capital and Mr. Levy disclaims beneficial ownership of these securities held by Soleus Master Fund, except to the extent of his or their respective pecuniary interests therein. Soleus Private Equity GP III, LLC is the sole general partner of Soleus PE Fund III. Soleus PE GP III, LLC is the sole manager of Soleus Private Equity GP III, LLC. Mr. Levy is the sole managing member of Soleus PE GP III, LLC. Each of Mr. Levy, Soleus PE GP III, LLC and Soleus Private Equity GP III, LLC disclaims beneficial ownership of the securities held by the Soleus PE Fund III, except to the extent of their respective pecuniary interests therein. The address of each of Mr. Levy, Soleus PE GP III, LLC and Soleus Private Equity GP III, LLC is c/o Soleus Capital Management, L.P., 104 Field Point Road, 2nd Floor, Greenwich, CT 06830. Information is based solely on an amended Schedule 13G filed with the SEC on November 7, 2025.
(6)
Consists of (i) 663,246 shares of common stock and (ii) 130,651 shares of common stock issuable upon the exercise of warrants held by Bering Partners II, L.P. (“Bering II”). Bering Partners II GP, L.L.C., the general partner of Bering II (“Bering II GP”) may be deemed to have sole voting, investment and dispositive power with respect to the shares held by Bering II . Evgeny Zaystev and Philip Sawyer, the managing members of Bering II GP, may be deemed to have shared power to vote these shares. The address of each of the entities and individuals is 601 California Street, Suite 620, San Francisco, California 94108. Information is based solely on a Schedule 13G filed with the SEC on October 29, 2025.
(7)
Consists of (i) 135,426 shares of common stock held by Dr. Leheny, (ii) 1,000 shares of common stock held by Dr. Leheny’s spouse, (iii) 3,500 shares held by Scheibler-Leheny Family Living Trust, (iv) 45,543 shares of common stock underlying Common Warrants held by Dr. Leheny and (v) 582,332 shares of common stock that Dr. Leheny has the right to acquire within 60 days of March 31, 2026 pursuant to the exercise of stock options. Also includes (i) 356,989 shares of common stock held by Valence Investments SPV IV, LLC (“Valence IV”), (ii) 66,228 shares of common stock and 9,935 shares of common stock issuable upon exercise of warrants held by Valence Investments SPV V, LLC (“Valence V”) and (iii) 316,109 shares of common stock held by Valence Investments SPV VI, LLC (“Valence VI”). Dr. Leheny and Mr. Roberts are the co-founders and managing directors of Valence IV, Valence V and Valence VI, have shared voting and dispositive power with respect to shares held by such entities, and disclaim beneficial ownership of such shares except to the extent of his pecuniary interest therein. The principal business address of Valence Investment LLC is 590 Madison Avenue, 21st Floor, New York, NY 10022.
(8)
Consists of (i) 324,411 shares of common stock held by Mr. Roberts, (iii) 10,661 shares of common stock held by IRA Financial Trust Company, CFBO Eric W. Roberts, (iv) 84,150 shares of common stock held by FMTC Custodian – CFBO Eric W. Roberts, (v) 49,894 shares of common stock held by Oppenheimer & Co. Inc. Custodian FBO Eric W Roberts Roth IRA, (vi) 2,226 shares of common stock that Mr. Roberts has the right to acquire within 60 days of March 31, 2026 pursuant to the exercise of warrants held by Mr. Roberts, (vii) 45,543 shares of common stock underlying Common Warrants held by Mr. Roberts and (viii) 361,642 shares of common stock that Mr. Roberts has the right to acquire within 60 days of March 31, 2026 pursuant to the exercise of stock options. Also includes (i) 356,989 shares of common stock held by Valence IV, (ii) 66,228 shares of common stock and 9,935 shares of common stock issuable upon exercise of warrants held by Valence V and (iii) 316,109 shares of common stock held by Valence VI. Dr. Leheny and Mr. Roberts are the co-founders and managing directors of Valence IV, Valence V and Valence VI, have shared voting and dispositive power with respect to shares held by such entities, and disclaim beneficial ownership of such shares except to the extent of his pecuniary interest therein. The principal business address of Valence Investment LLC is 590 Madison Avenue, 21st Floor, New York, NY 10022.
(9)
Consists of (i) 46,000 shares of common stock held by Dr. Hebbar and (ii) 422,219 shares of common stock Dr. Hebbar has the right to acquire within 60 days of March 31, 2026 pursuant to the exercise of stock options.
(10)
Consists of (i) 90,727 shares of common stock held by Dr. Guerard and (ii) 60,000 shares of common stock Dr. Guerard has the right to acquire within 60 days of March 31, 2026 pursuant to the exercise of stock options.
(11)
Consists of 48,991 shares of common stock that Mr. Glicklich has the right to acquire within 60 days of March 31, 2026 pursuant to the exercise of options.
(12)
Consists of (i) the shares described in note (1) above, (ii) 36,514 shares of common stock held by Mr. Middleton, (iii) 5,760 shares of common stock issuable upon exercise of warrants held by Mr. Middleton, (iv) 8,176 shares of common stock held by Golden Triangle Ventures, LLC and (v) 86,249 shares of common stock that Mr. Middleton has the right to acquire within 60 days of March 31, 2026 pursuant to the exercise of options. Mr. Middleton is managing member of Golden Triangle Ventures LLC.
(13)
Consists of 98,468 shares of common stock that Mr. Shaw has the right to acquire within 60 days of March 31, 2026 pursuant to the exercise of stock options.

(14)
Consists of (i) 422,029 shares of common stock held by Mr. Wilson, (ii) 42,749 shares of common stock issuable upon exercise of warrants held by Mr. Wilson and (iii) 151,798 shares of common stock that Mr. Wilson has the right to acquire within 60 days of March 31, 2026 pursuant to the exercise of stock options.
(15)
Consists of (i) the shares listed in notes (7) through (14) above, (ii) 12,353 shares of common stock, and (iii) 723,404 shares of common stock our executive officers have the right to acquire within 60 days of March 31, 2026 pursuant to the exercise of stock options or vesting of restricted stock units.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related-Party Transactions

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

Other than the executive officer and director compensation arrangements, which are discussed above for our named executive officers and directors under “Executive Compensation,” we describe below transactions and series of similar transactions, since January 1, 2024, with respect to which we were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of the Company’s total assets at year end for the last two completed fiscal years and in which any director, nominee for director, executive officer, beneficial holder of more than 5% of our capital stock or any member of their immediate family or any entity affiliated with any of the foregoing persons had or will have a direct or indirect material interest.

Danforth Consulting Agreement and Warrants

On October 26, 2020, Private CalciMedica entered into a consulting agreement (the “Danforth Consulting Agreement”) with Danforth Advisors, LLC (“Danforth”), a company affiliated with Mr. Geffken, our acting chief financial officer until November 2024. The Danforth Consulting Agreement provides that Danforth will provide certain strategic and financial advice and support services to us. The Danforth Consulting Agreement remains in effect until such time as either party has given notice of termination and may be terminated by either party upon 30 days prior written notice to the other party. As consideration under the Danforth Consulting Agreement, we compensate Danforth with consulting fees based on hourly rates as enumerated in the Danforth Consulting Agreement. In the years ended December 31, 2025 and 2024, we paid aggregate fees to Danforth of $131,000 and $294,000, respectively, pursuant to the Danforth Consulting Agreement. Through the date of this Amendment, we have paid aggregate fees to Danforth of $1.5 million pursuant to the Danforth Consulting Agreement.

On May 17, 2024, in connection with Mr. Geffken’s services provided under the Danforth Consulting Agreement, CalciMedica granted to SG Dan Equity a warrant (“SG 2024 Warrant”) to purchase 10,000 shares of CalciMedica common stock at an exercise price of $5.45 per share (subject to adjustment as provided therein), which vested in equal monthly installments over a period of one year from the grant date and is fully vested. The SG 2024 Warrant is exercisable until May 24, 2034, unless earlier terminated. The SG 2024 Warrant shall terminate in the event of certain change of control transactions or asset transfers (as provided therein) unless exercised immediately prior to any such transaction.

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

The Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately upon issuance and remain exercisable until exercised in full. On January 28, 2026, the Pre-Funded Warrants associated with Deerfield Partners L.P. were exercised in full.

The Tranche A Common Warrants were exercisable immediately upon issuance and expired on the earlier of (i) 5:00 p.m. (New York City time) on December 31, 2024 and (ii) 30 days following our public disclosure of topline results from our Phase 2b clinical trial in patients with acute pancreatitis (also referred to as the “CARPO” trial). The Tranche A Common Warrants were exercisable for shares of our common stock (or, for certain investors, in lieu of shares, Pre-Funded Warrants) at an exercise price per share equal to $5.36 (or $5.3599 per Pre-Funded Warrant). The Tranche A Common Warrants expired, unexercised on July 27, 2024.

The Tranche B Common Warrants are exercisable immediately upon issuance and will expire on the earlier of (i) 5:00 p.m. (New York City time) on December 31, 2026 and (ii) 30 days following our public disclosure of topline results from our Phase 2 clinical trial in patients with acute kidney injury. The Tranche B Common Warrants may be exercised to purchase shares of our common stock (or, for certain investors, in lieu of shares, Pre-Funded Warrants) at an exercise price per share equal to $7.15 (or $7.1499 per Pre-Funded Warrant).

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

Participants	Aggregate Purchase Price ($)	Shares of Common Stock	Shares of Common Stock Underlying Warrants(1)
Deerfield Partners, L.P.	$4,999,968	1,000,000	1,613,012
Entities affiliated with Soleus Capital	$3,000,001	783,904	783,904
Entities affiliated with Sanderling Ventures(2)	$2,600,003	679,384	679,384
Stonepine Capital, LP	$1,999,998	522,602	522,602
A. Rachel Leheny, Ph.D.	$400,004	91,086	91,086
Eric W. Roberts	$400,004	91,086	91,086
Robert N. Wilson	$300,001	68,314	68,314

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

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements, our Certificate of Incorporation and our restated bylaws require us to indemnify our directors to the fullest extent not prohibited by Delaware law. Subject to certain limitations, our restated bylaws also require us to advance expenses incurred by our directors and officers.

Director Independence

Our common stock is listed on the Nasdaq Capital Market. Under the Nasdaq Listing Rules, independent directors must constitute a majority of a listed company’s board of directors. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees must be an “independent director.” Under the Nasdaq Listing Rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Additionally, compensation committee members must not have a relationship with the listed company that is material to the director’s ability to be independent from management in connection with the duties of a compensation committee member.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (ii) be an affiliated person of the listed company or any of its subsidiaries.

Our Board of Directors has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board of Directors determined that all of our directors except A. Rachel Leheny, Ph.D. and Eric W. Roberts, and for the periods prior to March 20, 2026, Frederic Guerard, Pharm. D., representing a majority of our directors are “independent directors” as defined under the applicable rules and regulations of the SEC and the Nasdaq Listing Rules, and Eric Bjerkholt, who left the Board during 2025, was “independent” during the period he served on the Board. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each directors’ business and personal activities and relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each non-employee director and any affiliates.

Item 14. Principal Accounting Fees and Services.

Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Baker Tilly for the audit of our annual financial statements for the year ended December 31, 2025.

Fees Billed	December 31, 2025
Audit fees(1)	$467,250
Audit-related fees(2)	$32,990
Tax fees(3)	$37,353
All other fees	—
Total fees	$537,593

(1)
“Audit fees” include fees for professional services provided by Baker Tilly in connection with the audit of our financial statements, review of our quarterly financial statements, and related services that are typically provided in connection with registration statements.
(2)
“Audit-related fees” include fees billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements for the year ended December 31, 2025.
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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

2.1‡	Agreement and Plan of Merger and Reorganization, dated as of November 21, 2022, by and among Graybug Vision, Inc., Camaro Merger Sub, Inc. and CalciMedica, Inc., as amended by the First Amendment, dated February 10, 2023	8-K	001-39538	March 22, 2023	2.1

3.1	Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-39538	March 22, 2023	3.1

3.2	Certificate of Amendment, dated March 20, 2023 to Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-39538	March 22, 2023	3.2

3.3	Restated Bylaws of the registrant.	10-Q	001-39538	November 12, 2020	3.2

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Description of Registrant’s Common Stock	10-K	001-39538	March 28, 2024	4.2

4.3	Form of Common Stock Certificate	S-1/A	333-248611	September 21, 2020	4.1

4.4	Form of Registration Rights Agreement, dated November 21, 2022, by and among CalciMedica, Inc. and the several purchasers signatory thereto.	8-K	001-39538	March 22, 2023	4.1

4.5	Form of Registration Rights Agreement by and among CalciMedica, Inc. and the persons party thereto.	8-K	001-39538	January 24, 2024	10.2

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

4.6	Warrant to Purchase Common Stock, dated December 11, 2019, by and between the Registrant and SG DAN Equity Holdings, LLC.	S-1	333-248611	September 4, 2020	4.3

4.7	Form of Warrant to Purchase Shares of Series D Convertible Preferred Stock of CalciMedica, Inc.	8-K	001-39538	March 22, 2023	4.2

4.8	Warrant to Purchase Common Stock dated as of November 9, 2020, issued by CalciMedica, Inc. to SG Dan Equity Holdings, LLC.	8-K	001-39538	March 22, 2023	4.3

4.9	Warrant to Purchase Common Stock, dated as of October 18, 2022, issued by CalciMedica, Inc. to SG Dan Equity Holdings, LLC.	8-K	001-39538	March 22, 2023	4.4

4.10	Warrant to Purchase Common Stock, dated as of October 18, 2022, issued by CalciMedica, Inc. to Eric Roberts.	8-K	001-39538	March 22, 2023	4.5

4.11	Warrant to Purchase Common Stock, dated as of October 25,2022, issued by CalciMedica, Inc. to Fred Middleton.	8-K	001-39538	March 22, 2023	4.6

4.12	Form of Warrant to Purchase Shares of Series B Convertible Preferred Stock of CalciMedica, Inc.	S-3	333-271115	April 4, 2023	4.9

4.13	Form of Tranche B Common Warrant.	8-K	001-39538	January 24, 2024	4.2

4.14	Form of Placement Agent Warrant.	8-K	001-39538	January 24, 2024	4.4

4.15	Warrant to Purchase Shares of Stock of CalciMedica, Inc. dated February 28, 2025, by and between CalciMedica, Inc. and Avenue Venture Opportunities Fund II, LP.	8-K	001-39538	March 5, 2025	4.1

10.1+	Offer Letter between CalciMedica, Inc. and A. Rachel Leheny, Ph.D., dated May 20, 2020.	8-K	001-39538	March 22, 2023	10.1

10.2+	Offer Letter between CalciMedica, Inc. and Eric Roberts, dated May 20, 2020.	8-K	001-39538	March 22, 2023	10.2

10.3+	Offer Letter between CalciMedica, Inc. and Sudarshan Hebbar, M.D., dated August 24, 2015, as amended.	10-K	001-39538	March 27, 2025	10.3

10.4+	Offer Letter between CalciMedica, Inc. and Michael Dunn, dated August 29, 2014, as amended.	10-K	001-39538	March 27, 2025	10.4

10.5+	Offer Letter between CalciMedica, Inc. and Kenneth A. Stauderman, Ph.D., dated August 29, 2014, as amended.	10-K	001-39538	March 27, 2025	10.5

10.6+	Offer Letter between CalciMedica, Inc. and Stephen Bardin, MBA, dated November 7, 2024.	10-K	001-39538	March 27, 2025	10.6

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
10.7+	Consulting Agreement, dated as of October 26, 2020, by and between the CalciMedica, Inc. and Danforth Advisors, LLC.	8-K	001-39538	March 22, 2023	10.11

10.8+	CalciMedica, Inc. 2023 Equity Incentive Plan, as amended.	8-K	333-288287	June 24, 2025	99.1

10.10+	Forms of Option Grant Notice and Option Agreement under CalciMedica, Inc. 2023 Equity Incentive Plan.	8-K	001-39538	March 22, 2023	10.7

10.11+	Forms of Restricted Stock Unit Grant Notice and Unit Award Agreement under CalciMedica, Inc. 2023 Equity Incentive Plan.	8-K	001-39538	March 22, 2023	10.8

10.12+	CalciMedica, Inc. 2023 Employee Stock Purchase Plan.	8-K	001-39538	March 22, 2023	10.9

10.13+	CalciMedica, Inc. 2006 Stock Plan and Form of Stock Option Agreement thereunder.	8-K	001-39538	March 22, 2023	10.10

10.14+	2020 Equity Incentive Plan and forms of award agreements.	S-1/A	333-248611	September 21, 2020	10.3

10.15+	2020 Employee Stock Purchase Plan and forms of award agreements.	S-1/A	333-248611	September 21, 2020	10.4

10.16+	Form of Amendment to Stock Option Award Agreement, dated March 20, 2023, by and between Graybug Vision, Inc. and the Holder party thereto	8-K	001-39538	March 22, 2023	10.12

10.17+	Form of Amendment to Restricted Stock Unit Award Agreement, dated March 20, 2023, by and between Graybug Vision, Inc. and the Holder party thereto	8-K	001-39538	March 22, 2023	10.13

10.18+	2015 Stock Incentive Plan, as amended, and forms of award agreements thereunder.	S-1	333-248611	September 4, 2020	10.2

10.19+	Form of Indemnification Agreement.	S-1	333-248611	September 4, 2020	10.1
10.20+	Non-employee Director Compensation Policy, as amended.	10-K	001-39538	March 27, 2025	10.20

10.21+	Change in Control and Severance Policy.	S-1	333-248611	September 4, 2020	10.11

10.22	At the Market Offering Agreement, dated as of August 11, 2023, by and between CalciMedica, Inc. and H.C. Wainwright & Co., LLC	S-3	333-273949	August 11, 2023	1.2

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

10.24^	Loan and Security Agreement dated February 28, 2025, by and among CalciMedica, Inc., Avenue Capital Management II, L.P., and Avenue Venture Opportunities Fund II, L.P.	8-K	001-39538	March 5, 2025	10.1

10.25^	Supplement to the Loan and Security Agreement dated February 28, 2025, by and among CalciMedica, Inc., Avenue Capital Management II, L.P., and Avenue Venture Opportunities Fund II, L.P.	8-K	001-39538	March 5, 2025	10.2

10.26	Warrant to Purchase Common Stock, dated as of May 17, 2024, issued by the Registrant to SG Dan Equity Holdings, LLC.	10-Q	001-39538	August 12, 2024	4.16

19.1	CalciMedica, Inc. Insider Trading Policy, amended April 2023.	10-K	001-39538	March 27, 2025	19.1

23.1	Consent of Independent Registered Public Accounting Firm - Baker Tilly LLP.	10-K	001-39538	March 3, 2026	23.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-39538	March 3, 2026	31.1

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-39538	March 3, 2026	31.2

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-39538	March 3, 2026	32.1

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-39538	March 3, 2026	32.2

97.1	CalciMedica, Inc. Incentive Compensation Recoupment Policy	10-K	001-39538	March 28, 2024	97.1

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

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

CALCIMEDICA, INC.

Date: April 30, 2026	By:	/s/ A. Rachel Leheny
A. Rachel Leheny, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2026	By:	/s/ Stephen Bardin
Stephen Bardin, MBA
Chief Financial Officer (Principal Accounting and Financial Officer)