Form 10-Q
period 2026-03-31
CalciMedica, Inc.
filed 2026-05-12
CIK 1534133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the Registrant’s common stock outstanding as of May 6, 2026 was 15,798,031.

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
•
our expectations regarding our cash runway and expected use of cash and cash equivalents;
•
our need to obtain additional funding and the ability to obtain such funding for our operations, including funding necessary to develop and commercialize our product candidates, subject to regulatory approvals;
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
•
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.
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
•
If we are unable to obtain and maintain sufficient intellectual property protection for Auxora, our other product candidates, and other proprietary technologies we develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize Auxora, any future product candidates, and other proprietary technologies if approved, may be adversely affected.
•
Our business operations subject us to disputes, claims and lawsuits, which may be costly and time-consuming and could materially and adversely impact our financial position and results of operations.
•
International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CALCIMEDICA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(Unaudited)

	March 31, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$8,164	$11,520
Short-term investments	—	1,496
Prepaid clinical trial expenses	215	201
Other prepaid expenses and current assets	122	259
Assets held for sale	54	54
Total current assets	8,555	13,530
Property and equipment, net	43	50
Other assets	11	11
Total assets	$8,609	$13,591
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,675	$1,161
Accrued clinical trial costs	466	1,081
Accrued expenses	672	290
Current portion, promissory note	2,500	1,250
Total current liabilities	5,313	3,782
Long-term liabilities
Promissory note	4,200	8,450
Warrant liability	200	8,000
Total liabilities	9,713	20,232
Commitments and contingencies (Note 8)
Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2026 and December 31, 2025, respectively; no shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at March 31, 2026 and December 31, 2025, respectively; 15,746,416 and 15,437,410, issued and outstanding at March 31, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	183,242	182,681
Accumulated deficit	(184,350)	(189,326)
Total stockholders’ deficit	(1,104)	(6,641)
Total liabilities and stockholders’ deficit	$8,609	$13,591

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$3,485	$4,224
General and administrative	2,126	2,273
Total operating expenses	5,611	6,497
Loss from operations	(5,611)	(6,497)
Other income:
Change in fair value of financial instruments	10,800	1,700
Interest expense	(319)	(447)
Interest income	106	202
Total other income	10,587	1,455
Net income (loss)	$4,976	$(5,042)

Earnings (loss) per share
Basic	$0.31	$(0.36)
Diluted	$0.30	$(0.36)

Shares used in computing earnings (loss) per share
Basic	15,822,163	14,121,569
Diluted	16,328,947	14,121,569

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss) (in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$4,976	$(5,042)
Unrealized loss on available-for-sale securities, net of tax	—	(5)
Comprehensive income (loss)	$4,976	$(5,047)

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2026	15,437,410	$4	$182,681	$(189,326)	$(6,641)
Stock-based compensation expense	—	—	561	—	561
Issuance of common stock from exercise warrants	306,506	—	—	—	—
Vesting of restricted stock units	2,500	—	—	—	—
Net income	—	—	—	4,976	4,976
Balance—March 31, 2026	15,746,416	$4	$183,242	$(184,350)	$(1,104)

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

CALCIMEDICA, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income (loss)	$4,976	$(5,042)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	561	549
Depreciation	7	15
Change in the fair value of warrant liability	(7,800)	(1,377)
Change in the fair value of promissory note	(3,000)	(323)
Promissory note issuance costs	—	334
Accretion of discount on short-term investments	(4)	(106)
Changes in operating assets and liabilities:
Prepaid expenses, other current and non-current assets	122	403
Accounts payable	514	(87)
Accrued expenses and other liabilities	(232)	756
Net cash used in operating activities	(4,856)	(4,878)
Investing activities:
Purchase of investments	—	(6,634)
Maturity of investments	1,500	5,400
Purchase of property and equipment	—	(9)
Net cash provided by (used in) investing activities	1,500	(1,243)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	8
Proceeds from issuance of promissory note, net	—	9,766
Proceeds from issuance of common stock from ATM Facility, net of issuance costs	—	968
Net cash provided by financing activities	—	10,742
Net (decrease) increase in cash and cash equivalents	(3,356)	4,621
Cash and cash equivalents at beginning of period	11,520	7,935
Cash and cash equivalents at end of period	$8,164	$12,556
Supplemental cash flow information:
Cash paid for interest	$319	$—
Equipment purchases included in accounts payable	$—	$5

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

Liquidity and Need for Additional Capital

The Company has experienced net losses and negative cash flows from operating activities since its inception. The Company has an accumulated deficit of $184.4 million as of March 31, 2026 and net income of $5.0 million for the three months ended March 31, 2026. Substantially all of the Company’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.

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

From inception to March 31, 2026, the Company has completed financings from the sale of preferred and common stock for total net proceeds of $146.2 million and has issued convertible promissory notes and promissory notes for net proceeds of $18.3 million. In connection with the Merger, the Company received approximately $29.4 million of cash, cash equivalents and short-term investments. At March 31, 2026, the Company had cash and cash equivalents of approximately $8.2 million.

The Company intends to seek additional funding through public and private financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although the Company has been successful in raising capital in the past, there is no assurance of success in obtaining such additional financing on terms acceptable to us, if at all, and there is no assurance that the Company will be able to enter into collaborations or other arrangements. In addition, the terms of the Loan and Security Agreement and the Supplement to the Loan and Security Agreement (together, the “Loan Agreement”), dated as of February 28, 2025, by and among the Company, Avenue Venture Opportunities Fund II, L.P. (“Lender”) and Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Collateral Agent”), contain certain restrictions on incurring additional indebtedness. If the Company is unable to obtain funding when required or on acceptable terms, the Company may be required to scale back or discontinue the advancement of the product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity or cease operations.

Based on the Company’s current operating plans, management believes its cash and cash equivalents may not be sufficient to fund its operations for a period of one year following the issuance of these financial statements. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements have been prepared on a basis which assumes we are a going concern and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern.

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

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The financial information is regularly reviewed by the chief operating decision maker (“CODM”), in deciding how to allocate resources. The Company’s CODM is its chief executive officer. The Company’s singular focus is on developing highly selective calcium release-activated calcium channel inhibitors to improve outcomes for patients with serious disease driven by inflammatory and immunologic processes and direct cellular damage. No revenue has been generated since inception, and all tangible assets are held in the United States.

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

The following table presents information about reported segment loss and significant segment expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Segment research and development (a) (b)	$(3,261)	$(4,040)
Segment general and administrative (a) (b)	(1,782)	(1,893)
Stock-based compensation (see Note 7)	(561)	(549)
Depreciation expense	(7)	(15)
Operating loss	$(5,611)	$(6,497)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated operating loss	$(5,611)	$(6,497)
a)
Stock-based compensation expense of $220,000 and $177,000 related to research and development and $341,000 and $372,000, related to general and administration have been excluded for the three months ended March 31, 2026 and 2025, respectively.
b)
Depreciation expense of $4,000 and $7,000 related to research and development and $3,000 and $8,000, related general and administration have been excluded for the three months ended March 31, 2026 and 2025, respectively.

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

Leases

The Company leases office space with an original lease term of twelve months and does not have a right-of-use asset or lease liability recorded. The Company's policy is not to record leases with an original term of twelve months or less on the unaudited condensed consolidated balance sheets. The Company recognizes lease expense for this short-term lease on a straight-line basis over the term of the lease. The lease is accounted for under ASC 842, Leases, and has been classified as an operating lease. Rent expense recognized was $31,000 and $30,000 for the three months ended March 31, 2026 and 2025, respectively.

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

Offering Costs

The Company capitalizes costs that are directly associated with equity financings until such financings are consummated, at which time such costs are recorded against the gross proceeds of the offering in the Company’s unaudited condensed consolidated balance sheets. Should an in-process equity financing be abandoned, the offering costs will be expensed immediately as a charge to operating expenses in the statements of operations and comprehensive income (loss). During the period, the Company had no unpaid costs associated with its ATM Facility (as defined in Note 6).

Warrant Liability

As a result of the 2024 Private Placement (described in Note 6) and the Loan executed in 2025 (described in Note 5), certain warrants to purchase common stock were deemed freestanding warrants and are reflected in the Company’s unaudited condensed consolidated balance sheets as a liability as of and for the period ending March 31, 2026.

Stock-based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee stock options, restricted stock units (“RSUs”) and Common Stock Warrants (as defined in Note 6) recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. The Company estimates the fair value of stock option grants, RSUs and Common Stock Warrants using the Black-Scholes option pricing model (“Black-Scholes”). Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. Equity-based compensation expense is classified in the statements of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified. The fair value of each stock option grant, RSU and Common Stock Warrant is estimated on the date of grant using Black Scholes. The following summarizes the inputs used:

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources which are excluded from net income (loss). The Company’s only element of other comprehensive income (loss) is unrealized gains and losses on marketable securities and short-term investments.

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

In May 2024, the Company granted a warrant to purchase 10,000 shares of common stock to a consulting firm affiliated with the Company’s former interim chief financial officer. The warrant is classified as equity, and the Company recorded expense of zero and $5,000 for the three months ended March 31, 2026 and 2025, respectively, in general and administrative expense in the unaudited condensed consolidated statements of operations.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period, including the Pre-Funded Warrants which were exercised on January 28, 2026, and Placement Agent Warrants (as defined in Note 6). The Company calculates diluted net income (loss) per share using the more dilutive of the (i) treasury stock method, if-converted method, or contingently issuable share method, as applicable, or (ii) the two-class method. For warrants, the calculation of diluted net income (loss) per share requires that, to the extent the average fair value of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to net income (loss) per share for the period, adjustments to net income (loss) used in the calculation are required to remove the change in fair value of the warrants for the period.

As of March 31, 2026 stock options RSUs and warrants, other than the Placement Agent Warrants, that were in-the-money were included in the calculation of fully diluted shares. As of March 31, 2025, the Company’s outstanding stock options, RSUs and warrants, other than the Pre-Funded Warrants and Placement Agent Warrants, were excluded from the calculation of net income (loss) per share because the effect would be antidilutive.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"). ASU 2025-11 is intended to improve the navigability of guidance in ASC 270, Interim Reporting, and clarify when it applies. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, and permits prospective or full retrospective adoption. The Company is evaluating the impact of this guidance on its unaudited condensed consolidated financial statements and related disclosures.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$8,142	$—	$—	$8,142
Total cash equivalents	8,142	—	—	8,142
Total assets measured at fair value	$8,142	$—	$—	$8,142

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$5,938	$—	$—	$5,938
Commercial paper	—	3,582	—	3,582
U.S. Government sponsored entities - mortgage backed securities	—	1,996	—	1,996
Total cash equivalents	5,938	5,578	—	11,516
Short-term investments:
Commercial paper	—	496	—	496
U.S. Government sponsored entities - mortgage-backed securities	—	1,000	—	1,000
Total short-term investments	—	1,496	—	1,496
Total assets measured at fair value	$5,938	$7,074	$—	$13,012

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

During the three months ended March 31, 2026, there were no transfers between Level 1, Level 2 and Level 3.

The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands).

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Promissory Note	$—	$—	$6,700	$6,700
Warrant Liability	—	—	200	200
Total liabilities measured at fair value	$—	$—	$6,900	$6,900

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Promissory Note	$—	$—	$9,700	$9,700
Warrant Liability	—	—	8,000	8,000
Total liabilities measured at fair value	$—	$—	$17,700	$17,700

The following provides a reconciliation for all liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2026 and 2025 (in thousands):

Promissory Note liability
Balance at December 31, 2025	$9,700
Change in Fair Value of Promissory Note	(3,000)
Balance at March 31, 2026	$6,700

Warrant liability
Balance at December 31, 2025	$8,000
Change in Fair Value of Tranche B Warrants	(4,400)
Change in Fair Value of Lender Warrants	(3,400)
Balance at March 31, 2026	$200

Promissory Note liability
Balance at December 31, 2024	$8,923
Change in Fair Value of Promissory Note	(323)
Balance at March 31, 2025	$8,600

Warrant liability
Balance at December 31, 2024	$1,700
Issuance of Lender Warrants	1,077
Change in Fair Value of Tranche B Warrants	(1,200)
Change in Fair Value of Lender Warrants	(177)
Balance at March 31, 2025	$1,400

The following table presents information as to cost, unrealized gains and losses and fair value determination of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$8,142	$—	$—	$8,142
Total cash equivalents	8,142	—	—	8,142
Total assets measured at fair value	$8,142	$—	$—	$8,142

As of March 31, 2026, the contractual maturities of all available-for-sale investments were less than 12 months. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. The Company had no short-term investments as of March 31, 2026.

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$5,938	$—	$—	$5,938
Commercial paper	3,582	—	—	3,582
U.S. Government sponsored entities - mortgage-backed securities	1,996	—	—	1,996
Total cash equivalents	11,516	—	—	11,516
Short-term investments:
Commercial paper	496	—	—	496
U.S. Government sponsored entities - mortgage backed securities	1,000	—	—	1,000
Total short-term investments	1,496	—	—	1,496
Total assets measured at fair value	$13,012	$—	$—	$13,012

As of December 31, 2025, the contractual maturities of all available-for-sale investments were less than 12 months. The Company periodically reviews the available-for-sale for other-than-temporary impairment loss. The Company had short-term investments in unrealized gain positions as of December 31, 2025.

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued payroll and other employee benefits	$275	$33
Accrued professional fees	285	195
Accrued franchise tax	72	—
Accrued other	40	62
Total accrued expenses	$672	$290

5. Promissory Note

On February 28, 2025 (the “Closing Date”), the Company executed the Loan Agreement with the Lender and Collateral Agent, for growth capital loans in an aggregate principal amount of up to $32,500,000 (the “Loan”), with (i) $10,000,000 funded on the Closing Date (“Tranche 1”), (ii) up to $7,500,000 to be made available to the Company between September 1, 2025 and March 31, 2026, which was subject to, among other things, the Company’s achievement of certain milestones with respect to certain of its ongoing clinical trials (“Tranche 2”) and (iii) up to $15,000,000 to be made available to the Company between October 1, 2025 and March 31, 2026, which was subject to, among other things, (a) the Company’s achievement of additional milestones with respect to certain of its ongoing clinical trials and (b) the mutual written agreement of the Company and the Lender (upon its investment committee approval). At the closing date, up to $1,000,000 of the principal outstanding may be converted into shares of the Company’s unrestricted, freely tradable common stock at a price equal to 20% premium to the exercise price of the warrants (see note 6 for further description of the warrants) at the Lender’s option.

In connection with the pause in enrollment in the KOURAGE trial, Tranche 2 and Tranche 3 are no longer available to the Company. The Company will make interest only payments until the 18 month anniversary of the Closing Date. The Loan is evidenced by a promissory note and bears interest at an annual rate equal to the greater of (a) the sum of 5.00% plus the prime rate as reported in The Wall Street Journal and (b) 12.75%. The Loan is secured by a lien upon and security interest in all of the Company’s assets, including intellectual property, subject to agreed exceptions. The maturity date of the Loan is September 1, 2028 (the “Maturity Date”).

As of March 31, 2026, future promissory note payments are as follows (in thousands):

2026	$2,197
2027	5,780
2028	4,286
Future promissory note payments	$12,263

The Company determined the promissory note was eligible for the fair value election, and the Company elected to account for the promissory note at fair value. The Company allocated the gross proceeds on a relative fair value basis. The initial fair value of the promissory notes was $8.9 million. The valuation methodology was a scenario-based analysis utilizing a discounted cash flow framework to value the “straight debt” portion of the promissory note and Black-Scholes to value the conversion feature associated with the promissory note. Major inputs/assumptions associated with the fair value of the promissory note include: a) Calibrated Discount Rate of 13.7%, b) Scenario Weighting for Repayment through Maturity of 80%, c) Scenario Weighting for Repayment through Milestone of 20%, d) Timing of Milestone of 12/31/25, and e) Volatility used in Black-Scholes to value conversion feature of 100%. The fair value of the Lender Warrants was estimated using Black-Scholes (see Note 6).

As of the balance sheet date of March 31, 2026, the value of the promissory note was $6.7 million, with a decrease in fair value of $3.0 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively, being recorded in the unaudited condensed consolidated statements of operations in other income/(expense).

6. Common Stock and Stockholders' Equity (Deficit)

Authorized Shares

The Company's current Amended and Restated Certificate of Incorporation authorizes 500,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Private Placement of Common Stock

On January 19, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors, in which the Company sold the following securities to the accredited investors in a private placement transaction (the “2024 Private Placement”): (i) an aggregate of 4,985,610 shares of common stock; (ii) to certain investors, in lieu of shares of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 306,506 shares of common stock and exercisable at any time; (iii) Tranche A Common Warrants (the “Tranche A Common Warrants”) to purchase an aggregate of up to 2,646,058 shares of common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of common stock issuable upon exercise of such Pre-Funded Warrants); and (iv) Tranche B Common Warrants (the “Tranche B Common Warrants” and together with the Tranche A Common Warrants, the “Common Warrants”) to purchase an aggregate of up to 2,646,058 shares of common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of common stock issuable upon exercise of such Pre-Funded Warrants). At date of issuance, the fair value of the common stock was $8.5 million using the relative fair value method and is included in equity at March 31, 2026.

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

The Company intends to use the net proceeds from the ATM Facility for general corporate purposes, which may include research and development expenses, clinical trial expenses, capital expenditures and working capital. The ATM Facility will terminate upon the earlier of (i) the sale of all of the shares of our common stock provided for in the at the market offering prospectus or (ii) termination of the ATM Agreement as permitted therein. The ATM Agreement may be terminated at any time by either party upon written notice. During the three months ended March 31, 2026, there were no sales of shares under the ATM Facility. As of March 31, 2026, the Company has sold 2,031,828 shares of common stock for net proceeds of approximately $5.8 million, after deducting $292,000 of commissions and settlement expenses paid under the ATM Facility.

The Company filed a prospectus supplement (the “2025 Prospectus Supplement”) to the Shelf Registration Statement with the SEC on November 6, 2025 providing for the sale of shares of common stock under the ATM Facility having an aggregate gross sales price of up to $9.7 million. As of March 31, 2026, approximately $6.3 million remained available under the ATM Facility for the offer and sale of shares of common stock pursuant to the 2025 Prospectus Supplement.

On March 3, 2026, the Company filed a shelf registration statement on Form S-3 (the “2026 Shelf Registration Statement”). The 2026 Shelf Registration Statement permits the offering, issuance and sale of common stock, preferred stock, debt securities and warrants having an aggregate offering price of up to $125.0 million in one or more offerings and in any combination of the foregoing.

Common Stock Warrants

In October 2022, Private CalciMedica granted warrants to certain officers and directors to purchase 496,970 shares of common stock. In conjunction with the Merger, the warrants converted to 14,313 warrants of the Company at an exercise price of $10.42. The warrants have a 10-year term and vest ratably over 12 and 48 months. At the date of issuance, the fair value of the warrants collectively was $125,000 and was determined utilizing Black-Scholes and will be recognized as general and administrative expense over the vesting periods. Assumptions used in the valuation were as follows: expected term of ten years, risk free rate of 4.10%, volatility of 82% and a dividend yield of zero. The warrants are classified as equity, and the Company expensed zero and $1,000 to general and administrative expense for the three months ended March 31, 2026 and 2025, respectively.

In connection with the 2024 Private Placement, the Company issued Tranche A Common Warrants, Tranche B Common Warrants and Pre-Funded Warrants. Tranche A Common Warrants were exercisable until July 29, 2024. The Tranche B Common Warrants were exercisable immediately upon issuance and will expire upon the earlier of (i) 5:00 p.m. (New York City time) on December 31, 2026 and (ii) 30 days following the Company's public disclosure of topline results from a Phase 2 clinical trial in patients with acute kidney injury. The purchase price per share and accompanying Common Warrants was $3.827 (or $4.3915 for directors, employees or consultants of the Company participating in the 2024 Private Placement) (or $3.8269 per Pre-Funded Warrant and accompanying Common Warrants, which represented the price of $3.827 per share and accompanying Common Warrants minus the $0.0001 per share exercise price of each such Pre-Funded Warrant).

The Tranche A Common Warrants had a strike price of $5.36 per share, were not deemed equity and were classified as a liability in the Company’s unaudited condensed consolidated balance sheets. At the date of issuance, the fair value of the Tranche A Common Warrants was $4.1 million utilizing Black-Scholes with the following assumptions: expected term of 0.94 years, risk-free interest rate of 4.9%, volatility of 100% and a dividend yield of zero. As of the balance sheet date of March 31, 2026, the value of the Tranche A Common Warrants was zero as the Tranche A Common Warrants expired on July 27, 2024.

The Tranche B Common Warrants have a strike price of $7.15 per share, are not deemed equity and are classified as a liability in the Company’s unaudited condensed consolidated balance sheets. At the date of issuance, the fair value of the Tranche B Common Warrants was $7.1 million utilizing Black-Scholes with the following assumptions: expected term of 1.69 years, risk-free interest rate of 4.5%, volatility of 100% and a dividend yield of zero. As of the balance sheet date of March 31, 2026, the value of the Tranche B Common Warrants was zero, with the change in fair value of $4.4 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively, recorded in the unaudited condensed consolidated statements of operations in other income.

The Pre-Funded Warrants have a strike price of $0.0001 per share, are deemed equity and included in the equity section of the Company’s unaudited condensed consolidated balance sheets. At date of issuance, the fair value of the Pre-Funded Warrants was $0.5 million using the relative fair value method and were exercised on January 28, 2026.

The Placement Agent Warrants have a strike price of $0.0001 per share, are deemed equity and included in the equity section of the Company’s unaudited condensed consolidated balance sheets. At date of issuance, the fair value of the Placement Agent Warrants was $0.1 million using the relative fair value method and is included in equity at March 31, 2026.

In May 2024, the Company granted a warrant to a consulting firm affiliated with its former interim chief financial officer to purchase 10,000 shares of common stock (“Common Stock Warrant”). At the date of issuance, the fair value of the warrant was $20,000 and was determined utilizing Black-Scholes and will be recognized as general and administrative expense over the vesting periods. Assumptions used in the valuation were as follows: expected term of twelve months, risk free rate of 4.42%, volatility of 89% and a dividend yield of zero. The warrant is classified as equity, and the Company expensed zero and $5,000 for the three months ended March 31, 2026 and 2025, respectively, to general and administrative expense in the unaudited condensed statements of operations.

In connection with the Loan, pursuant to the funding of Tranche 1 on the Closing Date, the Company issued to the Lender a warrant to purchase 641,163 shares of common stock of the Company (the “Warrant”) at an exercise price per share equal to $2.32 (the “Stock Purchase Price”) and are classified as a liability in the Company’s unaudited condensed consolidated balance sheets. At the date of issuance, the fair value of the Warrant was $1.1 million and was determined utilizing Black-Scholes with the following assumptions: expected term of 5.0 years, risk-free interest rate of 3.9%, volatility of 110% and a dividend yield of zero. The Warrant is exercisable until February 28, 2030 (the “Expiration Date”) and upon a change of control, the Lender would be entitled to receive the shares of common stock underlying the Warrant without payment of the exercise price. As of the balance sheet date March 31, 2026, the value of the Warrant was $0.2 million, with a decrease in fair value of $3.4 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, being recorded in the unaudited condensed consolidated statements of operations in other income.

7. Stock-based Compensation

2023 Equity Incentive Plan

The Company adopted its 2023 Equity Incentive Plan (the “2023 Plan”), which became effective at the closing of the Merger and replaced the Company’s 2020 Equity Incentive Plan (“2020 Plan”) on the effective date of the Merger. As of the effective date of the Merger, there were 1,000,000 shares of the Company’s common stock available for grant under the 2023 Plan. In addition, the share reserve is subject to annual increases each January 1 for the first ten years following approval of the 2023 Plan of up to 5% of shares of the Company’s common stock outstanding (or a lesser number determined by the Company’s board of directors). Effective January 1, 2024, the shares reserved for issuance under the 2023 Plan was increased by 287,725 shares. Effective March 28, 2024, the Board approved an increase of 1,500,000 shares of the Company’s common stock reserved under the 2023 Plan, which was subsequently approved by the stockholders of the Company on August 27, 2024. Effective on January 1, 2025, the shares reserved for issuance under the 2023 Plan was increased by 674,095 shares. On April 23, 2025 the Board approved an increase of 600,000 shares of the Company’s common stock reserved for issuance under the 2023 Plan, which was subsequently approved by the stockholders of the Company on June 24, 2025. Effective on January 1, 2026, the shares reserved for issuance under the 2023 Plan was increased by 771,870 shares. As of March 31, 2026, no options have been returned to the 2023 Plan and 806,892 shares of the Company’s common stock were available for grant under the 2023 Plan.

2023 Employee Stock Purchase Plan

The Company adopted the 2023 Employee Stock Purchase Plan (the “2023 ESPP”) which became effective at the closing of the Merger. As of the effective time of the Merger, there were 65,000 shares of the Company’s common stock reserved for issuance under the 2023 ESPP. In addition, the share reserve is subject to annual increases each January 1 for the first ten years following approval of the 2023 ESPP of the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 195,000 shares of the Company’s common stock, or (iii) such lesser number of shares of the Company’s common stock as determined by the Company’s board of directors. An annual increase of 134,819 and 154,374 shares of the Company’s common stock was automatically added to the share reserve under the 2023 ESPP on January 1, 2025 and 2026, respectively. As of March 31, 2026, 411,738 shares of the Company’s common stock were available for grant under the 2023 ESPP.

As of March 31, 2026, no shares have been issued under the 2023 ESPP.

The following table summarizes the stock option transactions for the 2023 Plan:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	4,853,408	$3.87	8.10	$15,936
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	(11,761)	1.74	—	—
Outstanding at March 31, 2026	4,841,647	$3.87	7.87	$—
Vested and exercisable at March 31, 2026	2,940,427	$4.55	7.39	$—

There were no options exercised or granted during the three months ended March 31, 2026. The weighted-average fair value of options granted during the three months ended March 31, 2026 and 2025 was $0 and $2.36, respectively. The total fair value of shares vested was $0.6 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, stock-based compensation not yet recognized is $4.1 million, which the Company expects to recognize over an estimated weighted-average term of 2.1 years.

The following are the underlying assumptions in Black-Scholes to determine the fair value of the stock option grants for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Risk free interest rate	3.50%	3.16%
Expected volatility	102%	97%
Expected term (years)	5.87	6.01
Expected dividend yield	0%	0%

Restricted Stock Units (“RSUs”)

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. The aggregate grant date fair value of RSUs vested during the three months ended March 31, 2026 was $12,250.

The following table summarizes RSU activity for the 2023 Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)		Aggregate Intrinsic Value (in thousands)
Nonvested at December 31, 2025	30,000	$3.50	3.75		$198
Vested	(2,500)	3.50	—		—
Nonvested at March 31, 2026	27,500	$3.50	2.75	$
Expected to vest at March 31, 2026	27,500	$3.50	2.75		$15

Stock-based Compensation Expense

Stock-based compensation expense recognized for options, RSUs and Common Stock Warrants granted was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$220	$177
General and administrative	341	372
Total stock-based compensation expense	$561	$549

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at March 31, 2026:

March 31,
2026
Common stock warrants	3,687,278
Stock options issued and outstanding	4,841,647
RSUs outstanding	27,500
Shares available for issuance under the 2023 Plan	806,892
Shares available under the 2023 ESPP	411,738
Total	9,775,055

8. Commitments and Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

The Company has historically entered into contracts in the normal course of business with contract development and manufacturing organizations, for the manufacturing process development and the preclinical/clinical supply manufacturing, and our vendors for preclinical research studies and other services or products for operating purposes. These contracts generally provide for termination on notice of 60 to 90 days. As of March 31, 2026, there are three such contracts related to the CMO for the development of Auxora for $0.4 million of associated costs, still in effect for future services, and there were no unpaid cancellation or other related costs.

The Company is also, from time to time, a party or subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Some of these proceedings have involved, and may involve in the future, claims that are subject to substantial uncertainties and unascertainable damages.

Operating Lease Agreements

The Company has an operating lease for office space in La Jolla, California. In December 2025, the lease was amended and renewed for an additional month-to-month term through March 1, 2026, with an option that was extended for another 12 month term through February 28, 2027, and therefore qualifies for the short-term lease exception. The Company also relocated to smaller premises of approximately 691 square feet with a new monthly rent amount of $4,375. Monthly rent expense of approximately $13,300 was paid for each of the first two months of 2026. Over the next 11 months, we expect cash requirements for our lease obligation to be approximately $48,000.

Rent expense for the three months ended March 31, 2026 and 2025 was $31,000 and $30,000, respectively, which is included in operating expenses.

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

9. Employee Benefits

In January 2007, Private CalciMedica adopted a defined contribution 401(k) plan for substantially all employees. There were no contributions made by the Company to the 401(k) plan for the three months ended March 31, 2026 and 2025, respectively.

10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2026 and 2025 due to continuing losses. As of both March 31, 2026 and December 31, 2025, the Company continues to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative net losses.

11. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss)	$4,976	$(5,042)
Denominator
Basic and diluted
Weighted-average common shares outstanding, basic and diluted	15,746,416	13,511,349
Weighted-average pre-funded warrants outstanding, basic and diluted	—	306,506
Weighted-average placement agent warrants outstanding, basic and diluted	75,747	75,745
Weighted-average lender warrants outstanding, basic and diluted	—	227,969
Weighted-average number of shares used to calculate basic and diluted net income (loss) per share	15,822,163	14,121,569
Diluted
Weighted-average number of shares used to calculate basic net income (loss) per share	15,822,163	14,121,569
Effect of potentially dilutive securities
Stock options	479,284	—
RSUs	27,500	—
Weighted-average number of shares used to calculate diluted net income (loss) per share	16,328,947	14,121,569

Net income (loss) per share
Basic	$0.31	$(0.36)
Diluted	$0.30	$(0.36)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net earnings (loss) per share due to their anti-dilutive effect:

	As of March 31,
	2026	2025
Stock options to purchase common stock	4,362,363	2,845,554
RSUs	—	40,000
Warrants to purchase common stock	3,611,531	3,611,531
Total	7,973,894	6,497,085

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on March 3, 2026. In addition to historical financial information, this discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties. You should carefully read the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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

Our lead product candidate is Auxora, a potent and selective, intravenously formulated small-molecule CRAC channel inhibitor containing the active compound zegocractin (formerly CM4620). Auxora has been evaluated in multiple Phase 2 clinical trials across acute critical care settings, including acute pancreatitis (“AP”), severe COVID-19 pneumonia, pediatric asparaginase-induced pancreatic toxicity (“AIPT”), and acute kidney injury (“AKI”) with associated acute hypoxemic respiratory failure (“AHRF”). Results from these studies have informed our understanding of the pharmacologic profile of CRAC channel inhibition in acute inflammatory conditions.

We are continuing development activities in AP and have engaged with the U.S. Food and Drug Administration (“FDA”) regarding the design of a potential pivotal program in AP, with FDA feedback on program design expected in the second quarter of 2026.

In January 2026, following a recommendation from the Independent Data Monitoring Committee (“IDMC”), we paused enrollment in the KOURAGE Phase 2 clinical trial evaluating Auxora in patients with AKI and AHRF due to a safety concern relating to a mortality imbalance that warranted reevaluation of the study design. The IDMC did not identify evidence of drug-related toxicity, and our comprehensive review, performed in conjunction with external experts, reached the same conclusion. Imbalances in the patients’ severity of disease at baseline may have contributed to the observed safety concern. We expect feedback from the FDA regarding potential future development of Auxora in AKI in the second quarter of 2026.

In parallel, we have generated preclinical data supporting the potential application of CRAC channel inhibition in both chronic and acute inflammatory and immunologic diseases. These efforts include animal model data suggesting potential relevance in pulmonary arterial hypertension (“PAH”), chronic pancreatitis, rheumatoid arthritis, ulcerative colitis, allergic asthma, and traumatic brain injury. Our current nonclinical development efforts are focused on CM5480, an oral CRAC channel inhibitor being advanced for the treatment of pulmonary hypertension, including PAH and other forms of pulmonary hypertension associated with cardiopulmonary disease, with submission of an Investigational New Drug application (“IND”) currently anticipated in 2027,subject to raising additional funds. We also expect to continue selective research activities to further evaluate CRAC channel inhibition across other inflammatory and immunologic indications.

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

In connection with the 2024 Follow-On, on October 30, 2024, we suspended sales of common stock under the ATM Facility pursuant to the Original Prospectus Supplement, and until December 20, 2024, did not offer for sale any shares of common stock pursuant to the ATM Agreement. We filed a prospectus supplement (the “2024 Prospectus Supplement”) with the SEC on December 20, 2024 for an aggregate gross sales price of up to $4,450,000 of shares of common stock to be sold pursuant to the ATM Facility. As of March 31, 2026, we sold an aggregate of 2,031,828 shares of common stock for net proceeds of approximately $5.8 million after deducting $292,000 of commissions and settlement expenses paid under the ATM Facility.

We filed a prospectus supplement (the “2025 Prospectus Supplement”) to the Shelf Registration Statement with the SEC on November 6, 2025 providing for the sale of shares of common stock under the ATM Facility having an aggregate gross sales price of up to $9.7 million. As of March 31, 2026, approximately $6.3 million remained available under the ATM Facility for the offer and sale of shares of common stock pursuant to the 2025 Prospectus Supplement.

On February 28, 2025 (the “Closing Date”), we entered into a Loan and Security Agreement and the Supplement to the Loan and Security Agreement (together, the “Loan Agreement”) with Avenue Venture Opportunities Fund II, L.P. (“Lender”) and Avenue Capital Management II, L.P., as administrative agent and collateral agent, for growth capital loans in an aggregate principal amount of up to $32,500,000 (the “Loan”), with (i) $10,000,000 funded on the Closing Date (“Tranche 1”), (ii) up to $7,500,000 to be made available to us between September 1, 2025 and March 31, 2026, which was subject to, among other things, our achievement of certain milestones with respect to certain of its ongoing clinical trials (“Tranche 2”) and (iii) up to $15,000,000 to be made available to us between October 1, 2025 and March 31, 2026, which was subject to, among other things, (a) our achievement of additional milestones with respect to certain of its ongoing clinical trials and (b) the mutual written agreement of us and the Lender (upon its investment committee approval) (“Tranche 3”). In connection with the pause in enrollment in the KOURAGE trial, Tranche 2 and Tranche 3 are no longer available to us. We will make interest only payments until the 18 month anniversary of the Closing Date. The Loan bears interest at an annual rate equal to the greater of (a) the sum of 5.00% plus the prime rate as reported in The Wall Street Journal and (b) 12.75%. The Loan is secured by a lien upon and security interest in all of our assets, including intellectual property, subject to agreed exceptions. The maturity date of the Loan is September 1, 2028 (the “Maturity Date”).

On March 3, 2026, we filed a shelf registration statement on Form S-3 (the “2026 Shelf Registration Statement”). The 2026 Shelf Registration Statement permits the offering, issuance and sale of common stock, preferred stock, debt securities and warrants having an aggregate offering price of up to $125.0 million in one or more offerings and in any combination of the foregoing.

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Through March 31, 2026, our operations have been funded primarily by aggregate net proceeds of $193.9 million from the issuance of convertible preferred stock, convertible promissory notes, promissory notes, warrants, common stock, and the Merger. Since inception we have had significant operating losses, except for the three month period ending March 31, 2026 and March 31, 2024. Our net income was $5.0 million for the three months ended March 31, 2026. Included in the net income for the three months ended March 31, 2026 were total operating expenses of $5.6 million and interest expense of $0.3 million, offset by a non-cash gain from the fair value adjustment to our warrant liability and promissory note of $10.8 million and interest income of $0.1 million. As of March 31, 2026, we had an accumulated deficit of $184.4 million and $8.2 million in cash and cash equivalents. We expect that our cash and cash equivalents will enable us to fund our current operating plan into the fourth quarter of 2026. As a result, there is substantial doubt about our ability to continue as a going concern.

Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued expenses. We expect to continue to incur net losses from operating activities for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize any product candidate, we will also incur increased expenses in connection with commercialization and marketing of any such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We have not had any products approved for sale and, therefore, have not generated any product revenue. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including collaborations, licenses or similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs, reduce headcount, file for bankruptcy, reorganize, merge with another entity or cease operations.

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
•
successful enrollment and completion of our clinical trials for our current product candidates or any future product candidates;
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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following sets forth our results of operations (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Operating expenses:
Research and development	$3,485	$4,224	$(739)	(17%)
General and administrative	2,126	2,273	(147)	(6%)
Total operating expenses	5,611	6,497	(886)	(14%)
Loss from operations	(5,611)	(6,497)	886	(14%)
Other income	10,587	1,455	9,132	628%
Net income (loss)	$4,976	$(5,042)	$10,018	(199%)

Research and Development Expenses

Research and development expenses comprised (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Preclinical studies and clinical trial-related activities	$1,411	$1,948	$(537)	(28%)
Chemistry, manufacturing and controls	454	754	(300)	(40%)
Personnel costs	1,114	877	237	27%
Consultants and other costs	506	645	(139)	(22%)
Total research and development expenses	$3,485	$4,224	$(739)	(17%)

Research and development expenses were $3.5 million for the three months ended March 31, 2026, compared to $4.2 million for the three months ended March 31, 2025. The decrease of $0.7 million was due primarily to a decrease of $0.5 million in preclinical and clinical trial activities relating to Auxora and our oral compound, a decrease of $0.3 million in chemistry, manufacturing and control and a decrease in consultants and other costs of $0.1 million offset by an increase of $0.2 million in personnel.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Personnel costs	$1,093	$1,155	$(62)	(5%)
Facility costs	113	140	(27)	(19%)
Professional services	683	719	(36)	(5%)
Consultants and other costs	237	259	(22)	(8%)
Total general and administrative expenses	$2,126	$2,273	$(147)	(6%)

General and administrative expenses were $2.1 million for the three months ended March 31, 2026, compared to $2.3 million for the three months ended March 31, 2025. The decrease of $0.2 million was primarily related to a decrease in personnel costs of $0.1 million and immaterial decreases in professional services, consultants and other costs and facilities totaling $0.1 million.

Other Income

Other income for the three months ended March 31, 2026 was $10.6 million, compared to $1.5 million for the three months ended March 31, 2025. The increase of $9.1 million was due to a $2.7 million and $6.4 increase in income resulting from a gain due to the fair value adjustments to our promissory note and common stock warrants, respectively, and an offsetting decrease in interest expense associated with our promissory note of $0.1 million and an increase of $0.1 million of interest income.

Liquidity and Capital Resources

Overview

As of March 31, 2026 we had cash and cash equivalents of $8.2 million.

As further described below, on February 28, 2025, the Company entered into the Loan Agreement with Avenue Venture Opportunities Fund II, L.P. and Avenue Capital Management II, L.P. for an initial $10.0 million of gross proceeds. During the three months ended March 31, 2026, there were no shares sold under the ATM Facility. On November 6, 2025, we filed the 2025 Prospectus Supplement which increased our capacity for sales under the ATM Facility to $9.7 million. As of March 31, 2026, our remaining capacity for sales of common stock under the ATM Facility was $6.3 million.

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis which assumes we are a going concern and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Based on our current operating plans, we believe our cash and cash equivalents may not be sufficient to fund our operations for the period one year following the issuance of the accompanying financial statements. Specifically, we expect that our cash and cash equivalents will allow us to fund the current operating plan into the fourth quarter of 2026. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. In addition, our current cash and cash equivalents will not be sufficient to fund any of our product candidates through regulatory approval, nor will it be sufficient to pursue additional indications for Auxora, nor will it be sufficient to fund clinical work on other product candidates in our portfolio aside from Auxora, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

We expect to finance our longer-term expected future cash requirements and obligations through a combination of existing cash and cash equivalents and equity offerings, debt financings or other capital sources, including collaborations, licenses or similar arrangements. To continue to finance our operations, we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. However, we may be unable to raise additional funds or enter into such other arrangement when needed or on favorable terms, if at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs, reduce headcount, file for bankruptcy, reorganize, merge with another entity or cease operations.

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

In connection with the 2024 Follow-On, on October 30, 2024, we suspended sales of common stock under the ATM Facility pursuant to the Original Prospectus Supplement, and until December 20, 2024, did not offer for sale any shares of common stock. We filed the 2024 Prospectus Supplement with the SEC on December 20, 2024 providing for the sale of shares of common stock under the ATM Facility having an aggregate gross sales price of up to $4.45 million of shares of common stock. As of March 31, 2026, we sold an aggregate of 2,031,828 shares of common stock for net proceeds of approximately $5.8 million, after deducting $292,000 of commissions and settlement expenses paid under the ATM Facility. As of March 31, 2026, our remaining capacity for sales of common stock under the ATM Facility was $2.6 million. On November 6, 2025, we filed the 2025 Prospectus Supplement which increased our capacity for sales of common stock under the ATM Facility of up to $9.7 million.

On February 28, 2025, we entered into the Loan Agreement with Avenue Venture Opportunities Fund II, L.P. and Avenue Capital Management II, L.P., as administrative agent and collateral agent, for growth capital loans in an aggregate principal amount of up to $32,500,000, with (i) Tranche 1 for $10,000,000 funded on the Closing Date, (ii) Tranche 2 for up to $7,500,000 to be made available to us between September 1, 2025 and March 31, 2026, which was subject to, among other things, our achievement of certain milestones with respect to certain of our ongoing clinical trials and (iii) Tranche 3 for up to $15,000,000 to be made available to the Company between October 1, 2025 and March 31, 2026, which was subject to, among other things, (a) our achievement of additional milestones with respect to certain of its ongoing clinical trials and (b) the mutual written agreement of us and the Lender (upon its investment committee approval). In connection with the pause in enrollment in the KOURAGE trial,

Tranche 2 and Tranche 3 are no longer available to the Company. We will make interest only payments until the 18 month anniversary of the Closing Date. The Loan bears interest at an annual rate equal to the greater of (a) the sum of 5.00% plus the prime rate as reported in The Wall Street Journal and (b) 12.75%. The Loan is secured by a lien upon and security interest in all of our assets, including intellectual property, subject to agreed exceptions. The Maturity Date of the Loan is September 1, 2028.

On March 3, 2026, we filed a shelf registration statement on Form S-3 (the “2026 Shelf Registration Statement”). The 2026 Shelf Registration Statement permits the offering, issuance and sale of common stock, preferred stock, debt securities and warrants having an aggregate offering price of up to $125.0 million in one or more offerings and in any combination of the foregoing.

Our operations through March 31, 2026, have been funded primarily by aggregate net proceeds of $193.9 million from the issuance of convertible preferred stock, convertible notes, promissory notes, warrants, common stock, and the Merger. Since inception, we have had significant operating losses, except for the three month period ending March 31, 2026 and 2024. Our net income for the three months ended March 31, 2026 was $5.0 million and consisted of total operating expenses of $5.6 million and interest expense of $0.3 million offset by a non-cash gain from the fair value adjustment to our warrant liability and promissory note of $10.8 million and interest income of $0.1 million. For the three months ended March 31, 2025, our net loss was $5.0 million consisting of $6.5 million of operating expenses and $0.4 million of interest expense offset by a non-cash gain from the fair value adjustment to our warrant liability of $1.7 million and interest income of $0.2 million. As of March 31, 2026, we had an accumulated deficit of $184.4 million and $8.2 million in cash and cash equivalents. During the three months ended March 31, 2026, cash used in operations was $4.9 million, primarily due to cash outlays for operations. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(4,856)	$(4,878)
Investing activities	1,500	(1,243)
Financing activities	—	10,742
Net (decrease) increase in cash and cash equivalents	$(3,356)	$4,621

Net Cash Used in Operating Activities

Cash used in operating activities of $4.9 million during the three months ended March 31, 2026 was attributable to our net income of $5.0 million and a net change in our operating assets and liabilities of $0.4 million offset by non-cash items of $10.3 million. Non-cash items consisted primarily of $10.8 million due to a change in the fair value of our financial instruments offset by $0.5 million of stock-based compensation expense.

Cash used in operating activities of $4.9 million during the three months ended March 31, 2025 was attributable to our net loss of $5.0 million and non-cash items of $0.9 million offset by a net change in our operating assets and liabilities of $1.0 million. Non-cash items consisted primarily of $1.4 million and $0.3 million due to a change in our warrant liabilities and long term debt and accretion on our short term investments of $0.1 million offset by $0.6 million of stock-based compensation expense and debt costs of $0.3 million as a result of the debt financing in the first quarter of 2025.

Net Cash Provided by (Used In) Investing Activities

Cash provided by investing activities of $1.5 million for the three months ended March 31, 2026 consisted of the maturing of short-term investments.

Cash used in investing activities of $1.2 million for the three months ended March 31, 2025 consisted of purchases of short-term investments of $6.6 million offset by the maturing of short-term investments of $5.4 million.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2026 was nil and comprised of an immaterial exercise of pre-funded warrants.

Cash provided by financing activities for the three months ended March 31, 2025 was $10.8 and comprised of the debt financing of $9.8 million and $1.0 million as a result of our ATM Facility.

Material Cash Requirements

Our material cash requirements from known contractual obligations consisted primarily of our lease obligation and Loan Agreement. We lease office space in La Jolla, California with monthly rent expense of approximately $4,375 pursuant to a lease agreement that commenced on March 1, 2026 for another 12 month term through February 28, 2027. We also relocated to smaller premises of approximately 691 square feet. Monthly rent expense of approximately $13,300 was paid for each of the first two months of 2026. Over the next 11 months, we expect cash requirements for our lease obligation to be approximately $48,000.

Pursuant to the terms of the Loan Agreement with Avenue Venture Opportunities Fund II, L.P. and Avenue Capital Management II, L.P., we will make interest only payments until the 18 month anniversary of the Closing Date and we will be required to make principal payments beginning in October 2026. The maturity date of the Loan is September 2028.

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

Smaller Reporting Company Status

We are a “smaller reporting company,” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because both the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of June 30th. As a smaller reporting company, we may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies, including only presenting the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K, simplified executive compensation disclosures and being exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal matters as of March 31, 2026, please refer to Note 8, Commitments and Contingencies, which is incorporated into this item by reference.

We are and from time to time in the future may be involved in legal proceedings arising in the ordinary course of our business. There are currently no other claims or actions pending against us, the ultimate disposition of which we believe could have a material adverse effect on our results of operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We cannot assure you that any of the events discussed below will not occur. If any of the following risks actually occur, our business, prospects, operating results and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment. The risk factors set forth below that are marked with an asterisk (*) did not appear as separate risk factors in, or contain changes to the similarly titled risk factor included in Item 1A. of our Annual Report on Form 10-K, filed with the SEC on March 3, 2026.

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

We are conducting KOURAGE, a Phase 2 randomized, double-blind, placebo-controlled clinical trial in patients with Stage 2 or Stage 3 AKI and associated AHRF. Enrollment was paused in January 2026 following a recommendation from the Independent Data Monitoring Committee due to a safety concern relating to a mortality imbalance that warranted reevaluation of the study design. We are also supporting an investigator-initiated Phase 1/2 clinical trial in pediatric patients with AIPT. In addition, we completed a Phase 2b trial of Auxora in AP with accompanying SIRS and are planning a potential pivotal trial in this indication, and we previously completed a Phase 2 trial in patients with COVID-19 pneumonia with ARDS.

Our other pipeline programs, which include new product candidates, are in preclinical development. As of March 31, 2026, we had an accumulated deficit of $184.4 million and net income of $5.0 million for the three months ended March 31, 2026. Other than the three months ended March 31, 2026 and 2024, we have incurred net losses since our inception. We have never generated revenue from product sales and we expect that it will be several years, if ever, before we have a product candidate ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

This Quarterly Report on Form 10-Q includes disclosures regarding management’s assessment of our ability to continue as a going concern as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of March 31, 2026, we had $8.2 million in cash and cash equivalents. Based on our current operating plans, we believe our existing resources will be sufficient to fund our current operations into the fourth quarter of 2026. As a result, there is substantial doubt about our ability to continue as a going concern. In addition, our current cash and cash equivalents will not be sufficient to fund any of our product candidates through regulatory approval, nor will it be sufficient to pursue additional indications for Auxora like AHRF, nor will it be sufficient to fund clinical trials on other product candidates in our portfolio, and we will need to raise substantial additional capital to complete the development and any commercialization of our product candidates.

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

Because we do not expect to generate revenue from product candidate sales for many years, if at all, we will need to obtain substantial additional funding in connection with our continuing operations and expected increases in expenses. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The impacts of the ongoing or future international conflicts and potential future bank failures and international tariffs on capital markets may affect the availability, amount and type of financing available to us in the future. In addition, the terms of the Loan Agreement contain certain restrictions on incurring additional indebtedness. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts, reduce headcount, file for bankruptcy, reorganize, merge with another entity or cease operations.

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

Attempting to secure additional financing may also divert our management from our day-to-day activities, which may impair or delay our ability to develop our proprietary platform. In addition, demands on our cash resources may change as a result of many factors currently unknown to us including, but not limited to, any unforeseen costs we may incur as a result of preclinical study or clinical trial delays, or disruptions in the manufacturing of our product candidates, due to the ongoing or future international conflicts, potential future bank failures, international tariffs or other causes, and we may need to seek additional funds sooner than planned. If we are unable to obtain funding on a timely basis or at all, we may be required to significantly curtail or stop one or more of our research or development programs, reduce headcount, file for bankruptcy, reorganize, merge with another entity or cease operations.

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

On February 28, 2025, we entered into the Loan Agreement with Avenue Venture Opportunities Fund (the “Lender”), for (i) an initial growth capital loan in the principal amount of $10,000,000 funded on March 3, 2025 (ii) up to $7,500,000 to be made available to us between September 1, 2025 and March 31, 2026, which was subject to, among other things, our achievement of certain milestones with respect to certain of its ongoing clinical trials and (iii) up to $15,000,000 to be made available to us between October 1, 2025 and March 31, 2026, which was subject to, among other things, (a) our achievement of additional milestones with respect to certain of our ongoing clinical trials and (b) the mutual written agreement of us and the Lender (upon its investment committee approval). In connection with the pause in enrollment in the KOURAGE trial, Tranche 2 and Tranche 3 are no longer available to us.

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

Our future success is dependent on our ability to complete clinical trials in a timely and successful manner and obtain marketing approval for and successfully commercialize Auxora, our lead product candidate. We are investing the majority of our efforts and financial resources in the research and development of Auxora for multiple indications. Auxora is currently in two studies: an ongoing Phase 1/2 clinical trial, for which the first cohort was completed, in pediatric patients with AIPT as a side effect of pediatric acute lymphoblastic leukemia treatment with asparaginase; and a Phase 2 trial in AKI that we initiated in July 2024. In January 2026, dosing and enrollment in KOURAGE were paused following a recommendation from the Independent Data Monitoring Committee due to a safety concern relating to a mortality imbalance that warranted reevaluation of the study design. Study follow-up and data collection activities are ongoing. Auxora was also studied in a completed Phase 2b clinical trial in AP and accompanying SIRS and a completed Phase 2 trial in COVID-19 pneumonia patients with ARDS which may inform the design of clinical development in AHRF and/or ARDS due to a broad range of etiologies. We also have additional preclinical product candidates that will need to progress through IND application enabling studies prior to clinical development. None of our product candidates have advanced into a late-stage or pivotal trials for the indications for which we are pursuing development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.

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

Furthermore, if our clinical trials of Auxora or our other product candidates encounter safety, efficacy or manufacturing problems, development delays, regulatory issues or other problems, our development plans for Auxora and our other product candidates in our pipeline could be significantly impaired, which could harm our business, financial condition, results of operations and prospects.

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

If unacceptable side effects arise in the development of our product candidates such that there is no longer a positive benefit risk, we, the FDA, the IRBs at the institutions in which our trials are conducted or the DSMB could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. For example, following a recommendation from the Independent Data Monitoring Committee (“IDMC”), we paused enrollment in our Phase 2 KOURAGE trial of Auxora due to a safety concern relating to a mortality imbalance that warranted reevaluation of the study design. In addition, treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, and inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death.

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

We do not have any manufacturing facilities. We rely on third parties for the manufacture of our product candidates for preclinical testing and all of our product candidates for clinical testing and we will continue to rely on such third parties for commercial manufacture if any of our product candidates are approved. We currently have limited manufacturing arrangements for preclinical and clinical trial materials for each of our product candidates, including Auxora, and one component of the latter is provided by a single source supplier in China, and will continue to be for the intermediate future. In addition, our single source supplier in China and any other foreign suppliers we may utilize in the future may be subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements, which may limit, delay, prevent or impair our ability to obtain preclinical and clinical trial materials for our product candidates. For example, the United States has recently passed legislation, namely the BIOSECURE Act (the “BIOSECURE Act”), to prohibit U.S. federal executive agencies from procuring or obtaining any biotechnology equipment or service produced or provided by a “biotechnology company of concern” or entering into or renewing a contract, loan, or grant with an entity that uses such biotechnology equipment or equipment. Specifically, on December 18, 2025, President Trump signed the National Defense Authorization Act for fiscal year 2026 into law, which includes the BIOSECURE Act. The BIOSECURE Act prohibits the U.S. government from procuring or obtaining biotechnology equipment or services produced or provided by a “biotechnology company of concern” (“BCC”); entering into, extending, or renewing government contracts with an entity that directly or indirectly uses biotechnology equipment or services from a BCC in performance of that federal contract; and/or issuing grants or loans to purchase, obtain, or use biotechnology equipment or services produced by a BCC. The BIOSECURE Act also prohibits U.S. government loan and grant recipients from using federal loan or grant money to enter into contracts with entities that use equipment from BCCs in the performance of any federal prime contract or subcontract. Companies designated as a BCC include those that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, and the U.S. government also has the ability to designate entities as BCCs through a separate designation process. There is a “safe harbor” provision providing that the restrictions do not apply to equipment or services that were formerly but are no longer provided by a BCC, as well as a “grandfathering” provision providing that the prohibitions shall not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date. Given the BIOSECURE Act, we may be restricted in our ability to work with certain Chinese biotechnology companies to the extent we would contract with, or otherwise receive funding from, the U.S. government. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

As of March 31, 2026, we employed 16 full-time employees, eight of whom were primarily engaged in research and development activities. We also engage various consultants that are primarily engaged in research and development activities. As we advance our research and development programs, we may be required to further increase the number of our employees, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect Auxora and future product candidates.

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

Our program may require the use of intellectual property rights held by third parties. The growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, Auxora and future product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license, on reasonable terms, proprietary rights related to any compositions, formulations, methods of use, processes or other intellectual property rights from third parties that we identify as being necessary for Auxora. Even if we are able to obtain a license to such proprietary rights, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

The licensing and acquisition of third-party proprietary rights is a competitive area, and companies, which may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party proprietary rights that we may consider necessary or attractive in order to commercialize Auxora and future product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

Our success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including inter partes review, interference and reexamination proceedings before the USPTO, or oppositions and other comparable proceedings in foreign jurisdictions. The America Invents Act introduced new procedures including inter partes review and post grant review. The implementation of these procedures brings uncertainty to the possibility of challenges to our patents in the future and the outcome of such challenges. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing Auxora. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our activities related to Auxora and future product candidates may give rise to claims of infringement of the patent rights of others.

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

If we are unable to maintain our listing on Nasdaq, it could become more difficult to sell our common stock in the public market.*

If we are unable to continue to meet Nasdaq’s listing standards for any reason, our common stock could be delisted from Nasdaq. If delisted, we may seek to list our securities on a different stock exchange or, if one or more broker-dealer market makers comply with applicable requirements, the OTC. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were to trade in the OTC market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. On March 13, 2026, we received a notice from Nasdaq that we were not in compliance with Nasdaq’s Listing Rule 5550(b)(2) as the market value of listed securities (the “MVLS Requirement”) for our common stock had been below the minimum MVLS Requirement of $35,000,000 for the last 30 consecutive business days. Nasdaq also noted that the Company does not meet the requirements under Listing Rules 5550(b)(1) and 5550(b)(3). Under Nasdaq Listing Rule 5810(c)(3)(C), we have 180 calendar days following the date of the notice, or until September 9, 2026, to regain compliance. In addition, on March 16, 2026, we received a notice from Nasdaq that we were not in compliance with Nasdaq’s Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days (the “Minimum Bid Price Requirement”). Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days following the date of the notice, or until September 14, 2026, to regain compliance with the Minimum Bid Price Requirement, which may be extended for an additional 180 days if, on the last day of the initial compliance period, we meet the market value of publicly held shares requirement for continued listing as well as all other standards for initial listing of our common stock on The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provide Nasdaq written notice of our intention to cure the bid price deficiency during the second compliance period. If we do not regain compliance within the appliable compliance periods, we expect that Nasdaq would provide notice that our securities are subject to delisting from The Nasdaq Capital Market.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. Recent policy discussions have included potential targeted tariffs or other trade measures specifically aimed at pharmaceutical products and ingredients as part of broader healthcare cost control or national security initiatives. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. Following that investigation, the President announced a proclamation which will impose 100% tariffs on certain patented pharmaceutical products and associated pharmaceutical ingredients. We are assessing the potential impact of the proclamation on our business.

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

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report on Form 10-Q.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Based on the beneficial ownership of our common stock as of March 31, 2026, our executive officers, directors and holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant percentage of our voting stock. As a result, these stockholders, if continuing to act together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the fiscal quarter ended March 31, 2026, none of our directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39538	March 22, 2023	3.1

3.2	Certificate of Amendment, dated March 20, 2023 to Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39538	March 22, 2023	3.2

3.3	Restated Bylaws of the Registrant.	10-Q	001-39538	November 12, 2020	3.2

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of Common Stock Certificate	S-1/A	333-248611	September 21, 2020	4.1

4.3	Form of Registration Rights Agreement, dated November 21, 2022, by and among CalciMedica, Inc. and the several purchasers signatory thereto.	8-K	001-39538	March 22, 2023	4.1

4.4	Form of Registration Rights Agreement by and among CalciMedica, Inc. and the persons party thereto.	8-K	001-39538	January 24, 2024	10.2

4.5	Warrant to Purchase Common Stock dated as of December 11, 2019, by and between the Registrant and SG Dan Equity Holdings, LLC.	S-1	333-248611	September 4, 2020	4.3

4.6	Form of Warrant to Purchase Shares of Series D Convertible Preferred Stock of CalciMedica, Inc.	8-K	001-39538	March 22, 2023	4.2

4.7	Warrant to Purchase Common Stock dated as of November 9, 2020, issued by the Registrant to SG Dan Equity Holdings, LLC.	8-K	001-39538	March 22, 2023	4.3

4.8	Warrant to Purchase Common Stock, dated as of October 18, 2022, issued by CalciMedica, Inc. to SG Dan Equity Holdings, LLC.	8-K	001-39538	March 22, 2023	4.4

4.9	Warrant to Purchase Common Stock, dated as of October 18, 2022, issued by CalciMedica, Inc. to Eric Roberts.	8-K	001-39538	March 22, 2023	4.5

4.10	Warrant to Purchase Common Stock, dated as of October 25,2022, issued by CalciMedica, Inc. to Fred Middleton.	8-K	001-39538	March 22, 2023	4.6

4.11	Form of Warrant to Purchase Shares of Series B Convertible Preferred Stock of CalciMedica, Inc.	S-3	333-271115	April 4, 2023	4.9

4.12	Form of Tranche B Common Warrant	8-K	001-39538	January 24, 2024	4.2

4.13	Form of Placement Agent Warrant	8-K	001-39538	January 24, 2024	4.4

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

4.14	Warrant to Purchase Common Stock, dated as of May 17, 2024, issued by the Registrant to SG Dan Equity Holdings, LLC.	10-Q	001-39538	August 12, 2024	4.16

4.15	Warrant to Purchase Shares of Stock of CalciMedica, Inc. dated February 28, 2025, by and between CalciMedica, Inc. and Avenue Venture Opportunities Fund II, LP.	8-K	001-39538	March 5, 2025	4.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

CALCIMEDICA, INC.

Date: May 12, 2026	By:	/s/ A. Rachel Leheny
A. Rachel Leheny, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Stephen Bardin
Stephen Bardin, MBA
Chief Financial Officer (Principal Accounting and Financial Officer)