Form 10-Q
period 2026-06-30
CalciMedica, Inc.
filed 2026-08-11
CIK 1534133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-39538

CalciMedica, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	45-2120079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Coast Boulevard South, Suite 300-9

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

The number of shares of the Registrant’s common stock outstanding as of August 5, 2026 was 34,141,460.

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
•
Our business is highly dependent on the success of our product candidates, in particular Auxora and CM5480, and we may fail to develop Auxora and CM5480 successfully or be unable to obtain regulatory approval.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CALCIMEDICA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(Unaudited)

	June 30, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$18,617	$11,520
Short-term investments	—	1,496
Prepaid clinical trial expenses	228	201
Other prepaid expenses and current assets	575	259
Assets held for sale	43	54
Total current assets	19,463	13,530
Property and equipment, net	36	50
Other assets	4	11
Total assets	$19,503	$13,591
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,073	$1,161
Accrued clinical trial costs	193	1,081
Accrued expenses	1,224	290
Current portion, promissory note	—	1,250
Total current liabilities	3,490	3,782
Long-term liabilities
Promissory note	9,200	8,450
Warrant liability	1,300	8,000
Total liabilities	13,990	20,232
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; no shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; 30,736,401 and 15,437,410, issued and outstanding at June 30, 2026 and December 31, 2025, respectively	6	4
Additional paid-in capital	197,510	182,681
Accumulated deficit	(192,002)	(189,326)
Accumulated other comprehensive loss	(1)	—
Total stockholders’ equity (deficit)	5,513	(6,641)
Total liabilities and stockholders’ equity (deficit)	$19,503	$13,591

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$2,102	$4,052	$5,587	$8,276
General and administrative	1,910	2,569	4,036	4,842
Total operating expenses	4,012	6,621	9,623	13,118
Loss from operations	(4,012)	(6,621)	(9,623)	(13,118)
Other income (expense):
Change in fair value of financial instruments	(3,600)	500	7,200	2,200
Interest expense	(325)	(324)	(644)	(771)
Interest income	54	220	160	422
Other income	231	269	231	269
Total other income (expense)	(3,640)	665	6,947	2,120
Net loss	$(7,652)	$(5,956)	$(2,676)	$(10,998)
Net loss per share - basic and diluted	$(0.45)	$(0.40)	$(0.16)	$(0.76)
Weighted-average number of shares outstanding used in computing net loss per share—basic and diluted	17,100,457	14,995,404	16,464,841	14,560,900

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Comprehensive Loss (in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(7,652)	$(5,956)	$(2,676)	$(10,998)
Unrealized loss on available-for-sale securities, net of tax	(1)	(3)	(1)	(8)
Comprehensive loss	$(7,653)	$(5,959)	$(2,677)	$(11,006)

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balance—January 1, 2026	15,437,410	$4	$182,681	$(189,326)	$—	$(6,641)
Stock-based compensation expense	—	—	561	—	—	561
Issuance of common stock from exercise of warrants	306,506	—	—	—	—	—
Vesting of restricted stock units	2,500	—	—	—	—	—
Net income	—	—	—	4,976	—	4,976
Balance—March 31, 2026	15,746,416	$4	$183,242	$(184,350)	$—	$(1,104)
Stock-based compensation expense	—	—	540	—	—	540
Issuance of common shares from private placement (net of issuance costs)	14,938,370	2	10,697	—	—	10,699
Issuance of warrants in connection with the private placement	—	—	3,000	—	—	3,000
Issuance of common stock from at-the-market offering (net of issuance costs)	49,115	—	31	—	—	31
Vesting of restricted stock units	2,500	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	(1)	(1)
Net loss	—	—	—	(7,652)	—	(7,652)
Balance—June 30, 2026	30,736,401	$6	$197,510	$(192,002)	$(1)	$5,513

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

CALCIMEDICA, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(2,676)	$(10,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,101	1,724
Depreciation	14	29
Change in the fair value of warrant liability	(6,700)	(1,777)
Change in the fair value of promissory note	(500)	(423)
Promissory note issuance costs	—	335
Gain on sale of equipment	(31)	—
Accretion of discount on short-term investments	(4)	(218)
Changes in operating assets and liabilities:
Prepaid expenses, other current and non-current assets	(337)	(11)
Accounts payable	(113)	(88)
Accrued expenses and other liabilities	(230)	(121)
Net cash used in operating activities	(9,476)	(11,548)
Investing activities:
Purchase of investments	—	(13,940)
Maturity of investments	1,500	12,845
Purchase of property and equipment	—	(14)
Proceeds from sale of fixed assets	42	—
Net cash provided by (used in) investing activities	1,542	(1,109)
Financing activities:
Proceeds from issuance of common stock	12,000	8
Proceeds from issuance of pre-funded warrants	3,000	—
Proceeds from issuance of promissory note, net	—	9,664
Proceeds from issuance of common stock from ATM Facility, net of issuance costs	31	968
Net cash provided by financing activities	15,031	10,640
Net increase (decrease) in cash and cash equivalents	7,097	(2,017)
Cash and cash equivalents at beginning of period	11,520	7,935
Cash and cash equivalents at end of period	$18,617	$5,918
Supplemental cash flow information:
Cash paid for interest	$641	$—
Financing fees included in accounts payable and accrued expenses	$1,301	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Description of Business

CalciMedica, Inc. (“CalciMedica” or the “Company”) (f/k/a Graybug Vision, Inc.) was incorporated in the state of Delaware in February 2015, following the conversion of Graybug, LLC, which was organized in May 2011, and has its principal operations in La Jolla, California. The Company is a clinical-stage biopharmaceutical company focused on developing therapeutics for serious acute and chronic inflammatory, immunologic and cardiopulmonary diseases. The Company had a wholly owned subsidiary, CalciMedica Subsidiary, Inc., incorporated in Delaware in October 2006, which survived the Merger as more fully described below. The CalciMedica Subsidiary entity was dissolved and combined with the Company as of December 31, 2024.

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

Liquidity and Need for Additional Capital

The Company has experienced net losses and negative cash flows from operating activities since its inception. The Company has an accumulated deficit of $192.0 million as of June 30, 2026 and net loss of $7.7 million and $2.7 million for the three and six months ended June 30, 2026, respectively. Substantially all of the Company’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.

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

From inception to June 30, 2026, the Company has completed financings from the sale of preferred and common stock and warrants for total net proceeds of $159.9 million and has issued convertible promissory notes and promissory notes for net proceeds of $18.3 million. In connection with the Merger, the Company received approximately $29.4 million of cash, cash equivalents and short-term investments. At June 30, 2026, the Company had cash and cash equivalents of approximately $18.6 million.

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

Cash and Cash Equivalents

Cash and cash equivalents typically consist of readily available cash in checking accounts, money market funds, commercial paper and U.S. government sponsored entities, such as mortgage-backed securities. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Short-term Investments

The Company invests excess cash in commercial paper and U.S. government sponsored entities, such as mortgage-backed securities. These investments are included in short-term investments on the balance sheet, classified as available-for-sale and reported at fair value with unrealized gains and losses included in accumulated other comprehensive loss. Realized gains and losses on the sale of these securities are recognized in net gain (loss) in other income (expense) in the unaudited condensed consolidated statements of operations, however, the Company currently has no short-term investments as of June 30, 2026.

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

The following table presents information about reported segment loss and significant segment expenses for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment research and development (a) (b)	$(1,874)	$(3,664)	$(5,135)	$(7,704)
Segment general and administrative (a) (b)	(1,591)	(1,769)	(3,373)	(3,661)
Stock-based compensation (see Note 7)	(540)	(1,174)	(1,101)	(1,724)
Depreciation expense	(7)	(14)	(14)	(29)
Operating loss	$(4,012)	$(6,621)	$(9,623)	$(13,118)

a)
Stock-based compensation expense of $224,000 and $381,000 related to research and development and $316,000 and $793,000 related to general and administrative have been excluded for the three months ended June 30, 2026 and 2025, respectively. Stock-based compensation expense of $443,000 and $559,000 related to research and development and $658,000 and $1,165,000 related to general and administrative have been excluded for the six months ended June 30, 2026 and 2025, respectively. All amounts are included within stock-based compensation expense.
b)
Depreciation expense of $4,000 and $7,000 related to research and development and $3,000 and $8,000 related to general and administrative have been excluded for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense of $8,000 and $14,000 related to research and development and $6,000 and $16,000 related to general and administrative have been excluded for the six months ended June 30, 2026 and 2025, respectively. All amounts are included within depreciation expense.

Fair Value Promissory Note

As permitted under ASC 825, Financial Instruments, the Company has elected the fair value option to account for its promissory note due to certain embedded features within the notes and has continued to elect the fair value option inclusive of the loan amendment (see Note 5). The Company recognizes the promissory note at fair value with changes in fair value recognized in the unaudited condensed consolidated statements of operations located on the change in fair value of financial instruments line item. Changes in fair value as a result of the Company’s own credit risk is reflected in other income (expense) in the unaudited condensed consolidated statements of operations. As a result of applying the fair value option, direct costs and fees related to the promissory note were expensed as incurred and not deferred (see Note 3).

Leases

The Company leases office space with an original lease term of twelve months and does not have a right-of-use asset or lease liability recorded. The Company's policy is not to record leases with an original term of twelve months or less on the unaudited condensed consolidated balance sheets. The Company recognizes lease expense for this short-term lease on a straight-line basis over the term of the lease. The lease is accounted for under ASC 842, Leases, and has been classified as an operating lease. Rent expense recognized was $13,000 and $33,000 for the three months ended June 30, 2026 and 2025, respectively and $44,000 and $63,000 for the six months ended June 30, 2026 and 2025, respectively.

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

Offering Costs

The Company capitalizes costs that are directly associated with equity financings until such financings are consummated, at which time such costs are recorded against the gross proceeds of the offering in the Company’s unaudited condensed consolidated balance sheets. Should an in-process equity financing be abandoned, the offering costs will be expensed immediately as a charge to operating expenses in the statements of operations. During the period, the Company had no unpaid costs associated with its ATM Facility (as defined in Note 6). All costs related to the June 25, 2026 financing have been recorded against the gross proceeds of the offering (see Note 6).

Warrant Liability

As a result of the 2024 Private Placement (described in Note 6) and the Loan executed in 2025 and subsequent loan amendment (described in Note 5), certain warrants to purchase common stock were deemed freestanding warrants and are reflected in the Company’s unaudited condensed consolidated balance sheets as a liability as of and for the period ending June 30, 2026.

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

In May 2024, the Company granted a warrant to purchase 10,000 shares of common stock to a consulting firm affiliated with the Company’s former interim chief financial officer. The warrant is classified as equity, and the Company recorded expense of zero and $2,000 for the three months ended June 30, 2026 and 2025, respectively, and zero and $7,000 for the six months ended June 30, 2026 and 2025, respectively, in general and administrative expense in the unaudited condensed consolidated statements of operations.

Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period, including the Pre-Funded Warrants which were exercised on January 28, 2026 and the Pre-Funded Warrants which were exercised on June 25, 2026, and Placement Agent Warrants (as defined in Note 6). The Company calculates diluted net loss per share using the more dilutive of the (i) treasury stock method, if-converted method, or contingently issuable share method, as applicable, or (ii) the two-class method. For warrants, the calculation of diluted net loss per share requires that, to the extent the average fair value of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to net loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the warrants for the period.

In the periods presented, the Company’s outstanding stock options, RSUs and warrants, other than the Pre-Funded Warrants and Placement Agent Warrants, were excluded from the calculation of net loss per share because the effect would be antidilutive.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$18,524	$—	$—	$18,524
Total cash equivalents	18,524	—	—	18,524
Total assets measured at fair value	$18,524	$—	$—	$18,524

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$5,938	$—	$—	$5,938
Commercial paper	—	3,582	—	3,582
U.S. Government sponsored entities - mortgage backed securities	—	1,996	—	1,996
Total cash equivalents	5,938	5,578	—	11,516
Short-term investments:
Commercial paper	—	496	—	496
U.S. Government sponsored entities - mortgage-backed securities	—	1,000	—	1,000
Total short-term investments	—	1,496	—	1,496
Total assets measured at fair value	$5,938	$7,074	$—	$13,012

Money market funds are highly liquid investments which are actively traded. The pricing information on the Company’s money market funds is based on quoted prices in active markets for identical securities. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

Commercial paper and U.S. Government sponsored entities - mortgage-backed are classified as Level 2 within the hierarchy and are carried at fair value with unrealized gains and losses included in other comprehensive loss as a component of stockholders’

equity (deficit) until realized. The Company estimates the fair values of these securities by taking into consideration valuations obtained from third-party pricing sources.

During the six months ended June 30, 2026, there were no transfers between Level 1, Level 2 and Level 3.

The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands).

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Promissory Note	$—	$—	$9,200	$9,200
Warrant Liability	—	—	1,300	1,300
Total liabilities measured at fair value	$—	$—	$10,500	$10,500

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Promissory Note	$—	$—	$8,450	$8,450
Warrant Liability	—	—	8,000	8,000
Total liabilities measured at fair value	$—	$—	$16,450	$16,450

The following provides a reconciliation for all liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2026 and 2025 (in thousands):

Promissory Note liability
Balance at December 31, 2025	$9,700
Change in Fair Value of Promissory Note	(3,000)
Balance at March 31, 2026	6,700
Change in Fair Value of Promissory Note	2,500
Balance at June 30, 2026	$9,200

Warrant liability
Balance at December 31, 2025	$8,000
Change in Fair Value of Tranche B Warrants	(4,400)
Change in Fair Value of Lender Warrants	(3,400)
Balance at March 31, 2026	200
Change in Fair Value of Tranche B Warrants	—
Change in Fair Value of Lender Warrants	1,100
Balance at June 30, 2026	$1,300

Promissory Note liability
Balance at December 31, 2024	$8,923
Change in Fair Value of Promissory Note	(323)
Balance at March 31, 2025	8,600
Change in Fair Value of Promissory Note	(100)
Balance at June 30, 2025	$8,500

Warrant liability
Balance at December 31, 2024	$1,700
Issuance of Lender Warrants	1,077
Change in Fair Value of Tranche B Warrants	(1,200)
Change in Fair Value of Lender Warrants	(177)
Balance at March 31, 2025	1,400
Change in Fair Value of Tranche B Warrants	(200)
Change in Fair Value of Lender Warrants	(200)
Balance at June 30, 2025	$1,000

The following table presents information as to cost, unrealized gains and losses and fair value determination of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$18,525	$—	$(1)	$18,524
Total cash equivalents	18,525	—	(1)	18,524
Total assets measured at fair value	$18,525	$—	$(1)	$18,524

As of June 30, 2026, the contractual maturities of all available-for-sale investments were less than 12 months. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. The Company had no short-term investments as of June 30, 2026.

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

As of December 31, 2025, the contractual maturities of all available-for-sale investments were less than 12 months. The Company periodically reviews the available-for-sale for other-than-temporary impairment loss. The Company had no short-term investments in unrealized gain positions as of December 31, 2025.

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued payroll and other employee benefits	$511	$33
Accrued professional fees	640	195
Accrued franchise tax	50	—
Accrued other	23	62
Total accrued expenses	$1,224	$290

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

In connection with the pause in enrollment in the KOURAGE trial, Tranche 2 and Tranche 3 are no longer available to the Company. As for the initial term of the Loan before the loan amendment described below, the Company will make interest only payments until the 18 month anniversary of the Closing Date. The Loan is evidenced by a promissory note and bears interest at an annual rate equal to the greater of (a) the sum of 5.00% plus the prime rate as reported in The Wall Street Journal and (b) 12.75%. The Loan is secured by a lien upon and security interest in all of the Company’s assets, including intellectual property, subject to agreed exceptions. Before the loan amendment described below, the maturity date of the Loan was September 1, 2028 (the “Maturity Date”).

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

First Amendment to Loan Agreement

On June 23, 2026, the Company entered into a First Amendment to the Loan and Security Agreement and related loan documents with Avenue Venture Opportunities Fund II, L.P. (the "Lender") and Avenue Capital Management II, L.P., as administrative agent and collateral agent. The amendment modified the terms of the Company's existing $10.0 million term loan.

Pursuant to the amendment, (a) the interest-only period was extended from September 30, 2026 to September 30, 2027, with principal amortization beginning on October 1, 2027, (b) the maturity date was extended from September 1, 2028 to September 1, 2029, (c) the final payment fee payable upon repayment or maturity was increased by $200,000, (d) the Lender's existing right to convert up to $1.0 million of outstanding principal into common stock was replaced with the right, at the Lender's option, to convert up to an aggregate of $3.0 million of outstanding principal into either shares of the Company's common stock or pre-funded warrants, at a conversion price of $1.00 per share (or $0.9999 per underlying share for pre-funded warrants, reflecting the $0.0001 exercise price), (e) and the Company obtained a conditional right to require the Lender to convert outstanding principal into common stock or pre-funded warrants, subject to specified trading-price, trading-volume and beneficial ownership limitations.

As of June 30, 2026, future promissory note payments are as follows (in thousands):

2026	$683
2027	2,516
2028	5,782
2029	4,485
Future promissory note payments	$13,466

In connection with the amendment, the Company also (a) amended the existing lender warrant issued on February 28, 2025 by reducing its exercise price from $2.32 per share to $1.00 per share and adding a beneficial ownership limitation, (b) and issued to the Lender a new warrant to purchase 1,000,000 shares of the Company's common stock at an exercise price of $1.00 per share, exercisable through June 23, 2031, with customary anti-dilution provisions and cashless exercise features.

The amended conversion option, put option, amended warrant and new warrant are recorded at fair value because of the existing fair value accounting for the loan and lender warrants, however, the June 23 amendment changed the valuation assumptions and the instruments were remeasured as of June 30, 2026.

As of the balance sheet date of June 30, 2026, the value of the promissory note was $9.2 million, with an increase in fair value of $2.5 million and a decrease in fair value of $0.5 million for the three and six months ended June 30, 2026, respectively, being recorded in the unaudited condensed consolidated statements of operations in other income/(expense).

6. Common Stock and Stockholders' Equity (Deficit)

Authorized Shares

The Company's current Amended and Restated Certificate of Incorporation authorizes 500,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Private Placement of Common Stock

On January 19, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors, in which the Company sold the following securities to the accredited investors in a private placement transaction (the “2024 Private Placement”): (i) an aggregate of 4,985,610 shares of common stock; (ii) to certain investors, in lieu of shares of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 306,506 shares of common stock and exercisable at any time; (iii) Tranche A Common Warrants (the “Tranche A Common Warrants”) to purchase an aggregate of up to 2,646,058 shares of common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of common stock issuable upon exercise of such Pre-Funded Warrants); and (iv) Tranche B Common Warrants (the “Tranche B

Common Warrants” and together with the Tranche A Common Warrants, the “Common Warrants”) to purchase an aggregate of up to 2,646,058 shares of common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of common stock issuable upon exercise of such Pre-Funded Warrants). At date of issuance, the fair value of the common stock was $8.5 million using the relative fair value method and is included in equity at June 30, 2026.

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

On June 25, 2026, the Company completed a private placement (the "PIPE Financing") pursuant to a Securities Purchase Agreement dated June 23, 2026 with certain new and existing institutional and accredited investors. Gross proceeds from the financing were approximately $15.0 million before deducting placement agent fees and other offering expenses. At the closing of the PIPE Financing, the Company issued an aggregate of 18,673,429 units at a purchase price of $0.8033 per unit (or $0.8032 per unit for units including a pre-funded warrant). Each unit consisted of (a) one share of the Company's common stock or, at the election of the investor, one pre-funded warrant to purchase one share of common stock, (b) and a contractual right to receive one Series A and Series B warrant upon receipt of the required stockholder approval under Nasdaq Listing Rule 5635. The Company issued 14,938,370 shares of common stock and 3,735,059 pre-funded warrants at the closing of the financing. The pre-funded warrants have an exercise price of $0.0001 per share, are immediately exercisable, do not expire and are exercisable for cash or, under certain circumstances, on a cashless basis. The pre-funded warrants contain customary anti-dilution adjustments for stock splits, stock dividends and similar recapitalization events and include beneficial ownership limitations that prohibit exercise if the holder would beneficially own more than a specified percentage of the Company's outstanding common stock, unless such limitation is waived in accordance with the terms of the warrants.

The Series A and Series B warrants were not issued at closing. Under the Securities Purchase Agreement, investors received contractual rights to receive those warrants only upon receipt of stockholder approval required under applicable Nasdaq rules. If stockholder approval is obtained, the Company will issue, (a) Series A warrants to purchase up to 18,673,429 shares of common stock (or pre-funded warrants in lieu thereof), with an exercise price of $0.8033 per share, (b) and Series B warrants to purchase up to 18,673,429 shares of common stock (or pre-funded warrants in lieu thereof), with an exercise price of $1.00 per share. The Series A and Series B warrants will become exercisable only after issuance following stockholder approval and will be subject to customary anti-dilution adjustments, beneficial ownership limitations and other customary terms contained in the respective warrant agreements.

The Company evaluated the pre-funded warrants and the contractual rights to receive the Series A and Series B warrants under ASC 480 and ASC 815-40. Management concluded that the pre-funded warrants and the rights to receive the Series A and Series B warrants meet the requirements for equity classification. Accordingly, the proceeds from the financing were allocated between the common stock, pre-funded warrants and the rights to receive the Series A and Series B warrants on a relative fair value basis. The allocated amounts were recorded within additional paid-in capital upon issuance. As of June 30, 2026, stockholder approval had not been obtained and, accordingly, the Series A and Series B warrants had not been issued.

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

The Company filed a prospectus supplement (the “2025 Prospectus Supplement”) to the Shelf Registration Statement with the SEC on November 6, 2025 providing for the sale of shares of common stock under the ATM Facility having an aggregate gross sales price of up to $9.7 million. During the three and six months ended June 30, 2026, there were 49,115 shares sold under the ATM Facility for net proceeds of $0.03 million, after deducting negligible commissions and settlement expenses. As of June 30, 2026, the Company has sold 2,080,943 shares of common stock for net proceeds of approximately $5.8 million, after deducting $294,000 of commissions and settlement expenses paid under the ATM Facility. As of June 30, 2026, approximately $6.2 million remained available under the ATM Facility for the offer and sale of shares of common stock pursuant to the 2025 Prospectus Supplement.

On March 3, 2026, the Company filed a shelf registration statement on Form S-3 (the “2026 Shelf Registration Statement”). The 2026 Shelf Registration Statement permits the offering, issuance and sale of common stock, preferred stock, debt securities and warrants having an aggregate offering price of up to $125.0 million in one or more offerings and in any combination of the foregoing.

Common Stock Warrants

In October 2022, Private CalciMedica granted warrants to certain officers and directors to purchase 496,970 shares of common stock. In conjunction with the Merger, the warrants converted to 14,313 warrants of the Company at an exercise price of $10.42. The warrants have a 10-year term and vest ratably over 12 and 48 months. At the date of issuance, the fair value of the warrants collectively was $125,000 and was determined utilizing Black-Scholes and will be recognized as general and administrative expense over the vesting periods. Assumptions used in the valuation were as follows: expected term of ten years, risk free rate of 4.10%, volatility of 82% and a dividend yield of zero. The warrants are classified as equity, and the Company expensed zero to general and administrative expense for the three months ended June 30, 2026 and 2025 and zero and $1,000 to general and administrative expense for the six months ended June 30, 2026 and 2025, respectively.

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

The Tranche A Common Warrants had a strike price of $5.36 per share, were not deemed equity and were classified as a liability in the Company’s unaudited condensed consolidated balance sheets. At the date of issuance, the fair value of the Tranche A Common Warrants was $4.1 million utilizing Black-Scholes with the following assumptions: expected term of 0.94 years, risk-free interest rate of 4.9%, volatility of 100% and a dividend yield of zero. As of the balance sheet date of June 30, 2026, the value of the Tranche A Common Warrants was zero as the Tranche A Common Warrants expired on July 27, 2024.

The Tranche B Common Warrants have a strike price of $7.15 per share, are not deemed equity and are classified as a liability in the Company’s unaudited condensed consolidated balance sheets. At the date of issuance, the fair value of the Tranche B Common Warrants was $7.1 million utilizing Black-Scholes with the following assumptions: expected term of 1.69 years, risk-free interest rate of 4.5%, volatility of 100% and a dividend yield of zero. As of the balance sheet date of June 30, 2026, the value of the Tranche B Common Warrants was zero, with the change in fair value of zero and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and $4.4 million and $1.4 million for the six months ended June 30, 2026 and 2025, respectively, recorded in the unaudited condensed consolidated statements of operations in other income.

The Pre-Funded Warrants have a strike price of $0.0001 per share, are deemed equity and included in the equity section of the Company’s unaudited condensed consolidated balance sheets. At date of issuance, the fair value of the Pre-Funded Warrants was $0.5 million using the relative fair value method and were exercised on January 28, 2026.

The Placement Agent Warrants have a strike price of $0.0001 per share, are deemed equity and included in the equity section of the Company’s unaudited condensed consolidated balance sheets. At date of issuance, the fair value of the Placement Agent Warrants was $0.1 million using the relative fair value method and is included in equity at June 30, 2026.

In May 2024, the Company granted a warrant to a consulting firm affiliated with its former interim chief financial officer to purchase 10,000 shares of common stock (“Common Stock Warrant”). At the date of issuance, the fair value of the warrant was $20,000 and was determined utilizing Black-Scholes and will be recognized as general and administrative expense over the vesting periods. Assumptions used in the valuation were as follows: expected term of twelve months, risk free rate of 4.42%, volatility of 89% and a dividend yield of zero. The warrant is classified as equity, and the Company expensed zero and $2,000 for the three months ended June 30, 2026 and 2025, respectively, and zero and $7,000 for the six months ended June 30, 2026 and 2025, respectively, to general and administrative expense in the unaudited condensed statements of operations.

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

In connection with the First Amendment to the Loan Agreement, the Company (a) amended the existing lender warrant issued on February 28, 2025 by reducing its exercise price from $2.32 per share to $1.00 per share and adding a beneficial ownership limitation, (b) and issued to the Lender a new warrant to purchase 1,000,000 shares of the Company's common stock at an exercise price of $1.00 per share, exercisable through June 23, 2031, with customary anti-dilution provisions and cashless exercise features.

As of the balance sheet date June 30, 2026, the value of the Warrants was $1.3 million, with an increase in fair value of $1.1 million and a decrease in fair value of $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and a decrease in fair value of $2.3 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively, being recorded in the unaudited condensed consolidated statements of operations in other income (expense).

7. Stock-based Compensation

2023 Equity Incentive Plan

The Company adopted its 2023 Equity Incentive Plan (the “2023 Plan”), which became effective at the closing of the Merger and replaced the Company’s 2020 Equity Incentive Plan (“2020 Plan”) on the effective date of the Merger. As of the effective date of the Merger, there were 1,000,000 shares of the Company’s common stock available for grant under the 2023 Plan. In addition, the share reserve is subject to annual increases each January 1 for the first ten years following approval of the 2023 Plan of up to 5% of shares of the Company’s common stock outstanding (or a lesser number determined by the Company’s board of directors). Effective January 1, 2024, the shares reserved for issuance under the 2023 Plan was increased by 287,725 shares. Effective March 28, 2024, the Board approved an increase of 1,500,000 shares of the Company’s common stock reserved under the 2023 Plan, which was subsequently approved by the stockholders of the Company on August 27, 2024. Effective on January 1, 2025, the shares reserved for issuance under the 2023 Plan was increased by 674,095 shares. On April 23, 2025 the Board approved an increase of 600,000 shares of the Company’s common stock reserved for issuance under the 2023 Plan, which was subsequently approved by the stockholders of the Company on June 24, 2025. Effective on January 1, 2026, the shares reserved for issuance under the 2023 Plan was increased by 771,870 shares. As of June 30, 2026, 5,543 options have been returned to the 2023 Plan and 79,935 shares of the Company’s common stock were available for grant under the 2023 Plan.

2023 Employee Stock Purchase Plan

The Company adopted the 2023 Employee Stock Purchase Plan (the “2023 ESPP”) which became effective at the closing of the Merger. As of the effective time of the Merger, there were 65,000 shares of the Company’s common stock reserved for issuance under the 2023 ESPP. In addition, the share reserve is subject to annual increases each January 1 for the first ten years following approval of the 2023 ESPP of the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 195,000 shares of the Company’s common stock, or (iii) such lesser number of shares of the Company’s common stock as determined by the Company’s board of directors. An annual increase of 134,819 and 154,374 shares of the Company’s common stock was automatically added to the share reserve under the 2023 ESPP on January 1, 2025 and 2026, respectively. As of June 30, 2026, 411,738 shares of the Company’s common stock were available for grant under the 2023 ESPP.

As of June 30, 2026, no shares have been issued under the 2023 ESPP.

The following table summarizes the stock option transactions for the 2023 Plan:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	4,853,408	$3.87	8.10	$15,936
Granted	732,500	0.59	9.77	324
Exercised	—	—	—	—
Forfeited/Cancelled	(17,324)	1.88	—	—
Outstanding at June 30, 2026	5,568,584	$3.44	7.90	$323
Vested and exercisable at June 30, 2026	3,178,850	$4.45	7.22	$14

There were no options exercised and 732,500 granted during the six months ended June 30, 2026. The weighted-average fair value of options granted during the six months ended June 30, 2026 and 2025 was $0.54 and $1.31, respectively. The total fair value of shares vested was $1.1 million and $1.6 million for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, stock-based compensation not yet recognized is $3.9 million, which the Company expects to recognize over an estimated weighted-average term of 2.0 years.

The following are the underlying assumptions in Black-Scholes to determine the fair value of the stock option grants for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025
Risk free interest rate	3.56%	3.49%
Expected volatility	106%	101%
Expected term (years)	5.88	5.87
Expected dividend yield	0%	0%

Restricted Stock Units (“RSUs”)

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. The aggregate grant date fair value of RSUs vested during the six months ended June 30, 2026 was $17,500.

The following table summarizes RSU activity for the 2023 Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Nonvested at December 31, 2025	30,000	$3.50	3.75	$198
Vested	(5,000)	3.50	—	—
Nonvested at June 30, 2026	25,000	$3.50	2.25	$26
Expected to vest at June 30, 2026	25,000	$3.50	2.25	$26

Stock-based Compensation Expense

Stock-based compensation expense recognized for options, RSUs and Common Stock Warrants granted was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$224	$381	$443	$559
General and administrative	316	793	658	1,165
Total stock-based compensation expense	$540	$1,174	$1,101	$1,724

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at June 30, 2026:

June 30,
2026
Common stock warrants	8,422,337
Stock options issued and outstanding	5,568,584
RSUs outstanding	25,000
Shares available for issuance under the 2023 Plan	79,935
Shares available under the 2023 ESPP	411,738
Total	14,507,594

8. Commitments and Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

The Company has historically entered into contracts in the normal course of business with contract development and manufacturing organizations, for the manufacturing process development and the preclinical/clinical supply manufacturing, and our vendors for preclinical research studies and other services or products for operating purposes. These contracts generally provide for termination on notice of 60 to 90 days. As of June 30, 2026, there are three such contracts related to the CMO for the development of Auxora for $0.4 million of associated costs, still in effect for future services, and there were no unpaid cancellation or other related costs.

The Company is also, from time to time, a party or subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Some of these proceedings have involved, and may involve in the future, claims that are subject to substantial uncertainties and unascertainable damages.

Operating Lease Agreements

The Company has an operating lease for office space in La Jolla, California. In December 2025, the lease was amended and renewed for an additional month-to-month term through March 1, 2026, with an option that was extended for another 12 month term through February 28, 2027, and therefore qualifies for the short-term lease exception. The Company also relocated to smaller premises of approximately 691 square feet with a new monthly rent amount of $4,375. Monthly rent expense of approximately $13,300 was paid for each of the first two months of 2026. Over the next 8 months, we expect cash requirements for our lease obligation to be approximately $35,000.

Rent expense for the three months ended June 30, 2026 and 2025 was $13,000 and $33,000, respectively, and for the six months ended June 30, 2026 and 2025 was $44,000 and $63,000, respectively, which is included in operating expenses.

Legal Proceedings

On April 11, 2025 Henry McKinnell, a stockholder of the Company (“McKinnell”), filed a complaint (the “Complaint”) against the Company and two members of the Company’s Board of Directors regarding a $1.5 million investment in the Company in connection with the Company’s merger with Graybug. The Complaint was filed in the Superior Court of the State of California for the County of San Diego and alleges that the Company made false representations to McKinnell to induce his investment. McKinnell seeks return of his investment plus interest and attorneys’ fees. The Complaint asserts causes of action for fraud, violation of the California Corporations Code, conspiracy to commit fraud, breach of contract, and breach of the duty of good faith and fair dealing.

The Company cannot predict the outcome of any litigation. The Company intends to vigorously defend against the allegations made in the Complaint.

9. Employee Benefits

In January 2007, Private CalciMedica adopted a defined contribution 401(k) plan for substantially all employees. There were no contributions made by the Company to the 401(k) plan for the three and six months ended June 30, 2026 and 2025, respectively.

10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2026 and 2025 due to continuing losses. As of both June 30, 2026 and December 31, 2025, the Company continues to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative net losses.

11. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(7,652)	$(5,956)	$(2,676)	$(10,998)
Denominator
Basic and diluted
Weighted-average common shares outstanding, basic and diluted	16,929,088	13,971,990	16,265,280	13,742,942
Weighted-average pre-funded warrants outstanding, basic and diluted	95,622	306,506	123,814	306,506
Weighted-average placement agent warrants outstanding, basic and diluted	75,747	75,745	75,747	75,745
Weighted-average lender warrants outstanding, basic and diluted	-	641,163	—	435,707
Weighted-average number of shares used to calculate basic and diluted net loss per share	17,100,457	14,995,404	16,464,841	14,560,900

Net loss per share - basic and diluted	$(0.45)	$(0.40)	(0.16)	$(0.76)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of June 30,
	2026	2025
Stock options to purchase common stock	5,568,584	4,779,095
RSUs	25,000	40,000
Warrants to purchase common stock	4,611,531	3,611,531
Total	10,205,115	8,430,626

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing therapeutics for serious acute and chronic inflammatory, immunologic and cardiopulmonary diseases. Our product candidates target calcium release-activated calcium (“CRAC”) channels and, if approved, would represent a new class of therapeutics.

Clinical and preclinical data suggest that inhibition of CRAC channels may have therapeutic potential through a dual mechanism involving modulation of inflammatory signaling and protection of tissue cells from calcium-mediated injury. Dysregulated CRAC channel signaling has been implicated in a range of acute and chronic diseases characterized by immune activation, inflammation, vascular dysfunction, fibrosis, remodeling, and cellular injury. We seek to leverage our CRAC channel inhibitor platform to develop therapies for indications in which these pathways are clinically relevant.

Our pipeline includes Auxora, a potent and selective small-molecule CRAC channel inhibitor formulated for intravenous administration whose active compound is zegocractin (formerly CM4620), and CM5480, a proprietary, selective oral small-molecule CRAC channel inhibitor. Auxora has been evaluated in multiple Phase 2 clinical trials in acute and critical-care settings, including acute pancreatitis (“AP”), severe COVID-19 pneumonia, pediatric asparaginase-induced pancreatic toxicity, and acute kidney injury (“AKI”). Following feedback from the FDA in July 2026, we are advancing preparations for a potential Phase 2b clinical trial evaluating Auxora in AP, which is intended to inform the design of a potential Phase 3 development program. We also plan to evaluate Auxora in a Phase 1b proof-of-concept study in patients with pulmonary arterial hypertension (“PAH”), with data expected in mid-2027.

CM5480 is being developed as a potential chronic oral therapy for pulmonary hypertension, including pulmonary arterial hypertension and combined pre- and post-capillary pulmonary hypertension associated with heart failure with preserved ejection fraction. We expect to submit an investigational new drug application for CM5480 in mid-2027. Through our pulmonary hypertension program, we aim to establish CRAC channel inhibition as a differentiated therapeutic approach targeting both pulmonary vascular remodeling and right ventricular dysfunction.

In July 2026, following a Type C focused meeting with the U.S. Food and Drug Administration (“FDA”), we announced that we and FDA had aligned on certain design features of the next clinical trial in our planned development program for Auxora in AP. FDA aligned on new-onset severe respiratory failure as the primary endpoint for the planned Phase 2b trial, with multi-organ failure and time to medically indicated discharge as key secondary endpoints. FDA also aligned on a strategy to prospectively evaluate elevated lactate dehydrogenase (“LDH”) as a potential enrichment marker for identifying patients at increased risk of new-onset severe respiratory failure. The planned Phase 2b trial is intended to confirm patient selection criteria and inform the endpoints and other design features for a potential Phase 3 program. Additional Phase 3 program design features remain subject to future discussions with FDA. We are advancing preparations for the Phase 2b trial, including engaging with a contract research organization and holding discussions with potential clinical sites. Initiation of the Phase 2b trial is subject to our ability to obtain additional financing.

We may also continue selective research activities to evaluate CRAC channel inhibition in other inflammatory, immunologic and cardiopulmonary indications.

In January 2026, following a recommendation from the Independent Data Monitoring Committee (“IDMC”), we paused enrollment in the KOURAGE Phase 2 clinical trial evaluating Auxora in patients with AKI and AHRF due to a safety concern relating to a mortality imbalance that warranted reevaluation of the study design. The IDMC did not identify evidence of drug-related toxicity, and our comprehensive review, performed in conjunction with external experts, reached the same conclusion. Our review also identified imbalances in patients’ baseline disease severity that informed revisions to the protocol design.

In March 2026, we submitted an amendment to the KOURAGE protocol to address design issues, including refinements to patient inclusion criteria and changes to the stratification methodology. The submission also included a comprehensive safety assessment of the 107 patients who had been dosed prior to the pause in enrollment, including cause-of-death information for all deaths and an analysis of serious adverse events (“SAEs”). Based on our review, the observed SAEs were consistent with previous clinical experience with Auxora and did not appear to be drug related. Following the applicable review period, the FDA notified us that it had no comments or questions regarding the submission and issued no clinical hold communication. Accordingly, dosing may resume under the amended protocol. We are evaluating the future development of Auxora in AKI but have no current plans to resume dosing in the KOURAGE trial as we prioritize other development programs, including our planned pulmonary hypertension program for Auxora and CM5480.

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

In connection with the 2024 Follow-On, on October 30, 2024, we suspended sales of common stock under the ATM Facility pursuant to the Original Prospectus Supplement, and until December 20, 2024, did not offer for sale any shares of common stock pursuant to the ATM Agreement. We filed a prospectus supplement (the “2024 Prospectus Supplement”) with the SEC on December 20, 2024 for an aggregate gross sales price of up to $4,450,000 of shares of common stock to be sold pursuant to the ATM Facility. As of June 30, 2026, we sold an aggregate of 2,080,943 shares of common stock for net proceeds of approximately $5.8 million after deducting $294,000 of commissions and settlement expenses paid under the ATM Facility.

We filed a prospectus supplement (the “2025 Prospectus Supplement”) to the Shelf Registration Statement with the SEC on November 6, 2025 providing for the sale of shares of common stock under the ATM Facility having an aggregate gross sales price of up to $9.7 million. As of June 30, 2026, approximately $6.2 million remained available under the ATM Facility for the offer and sale of shares of common stock pursuant to the 2025 Prospectus Supplement.

On February 28, 2025 (the “Closing Date”), we entered into a Loan and Security Agreement and the Supplement to the Loan and Security Agreement (together, the “Loan Agreement”) with Avenue Venture Opportunities Fund II, L.P. (“Lender”) and Avenue Capital Management II, L.P., as administrative agent and collateral agent, for growth capital loans in an aggregate principal amount of up to $32,500,000 (the “Loan”), with (i) $10,000,000 funded on the Closing Date (“Tranche 1”), (ii) up to $7,500,000 to be made available to us between September 1, 2025 and March 31, 2026, which was subject to, among other things, our achievement of certain milestones with respect to certain of our ongoing clinical trials (“Tranche 2”) and (iii) up to $15,000,000 to be made available to us between October 1, 2025 and March 31, 2026, which was subject to, among other things, (a) our achievement of additional milestones with respect to certain of its ongoing clinical trials and (b) the mutual written agreement of us and the Lender (upon its investment committee approval) (“Tranche 3”). In connection with the pause in enrollment in the KOURAGE trial, Tranche 2 and Tranche 3 are no longer available to us. The Loan bears interest at an annual rate equal to the greater of (a) the sum of 5.00% plus the prime rate as reported in The Wall Street Journal and (b) 12.75%. The Loan is secured by a lien upon and security interest in all of our assets, including intellectual property, subject to agreed exceptions.

On June 23, 2026, we amended the Loan Agreement to extend the interest-only period by one year through September 30, 2027 and extend the maturity date to September 1, 2029. The amendment also modified certain conversion features and increased the final payment fee payable at maturity or repayment. Management believes the amendment provides additional financial flexibility by deferring scheduled principal repayments while maintaining access to the existing debt financing.

On March 3, 2026, we filed a shelf registration statement on Form S-3 (the “2026 Shelf Registration Statement”). The 2026 Shelf Registration Statement permits the offering, issuance and sale of common stock, preferred stock, debt securities and warrants having an aggregate offering price of up to $125.0 million in one or more offerings and in any combination of the foregoing.

On June 25, 2026, we completed a PIPE Financing pursuant to a Securities Purchase Agreement dated June 23, 2026 with certain new and existing institutional and accredited investors. Gross proceeds from the financing were approximately $15.0 million before deducting placement agent fees and other offering expenses. At the closing of the PIPE Financing, we issued an aggregate of 18,673,429 units at a purchase price of $0.8033 per unit (or $0.8032 per unit for units including a pre-funded warrant). Each unit consisted of (a) one share of our common stock or, at the election of the investor, one pre-funded warrant to purchase one share of common stock, (b) and a contractual right to receive one Series A and Series B warrant upon receipt of the required stockholder approval under Nasdaq Listing Rule 5635. We issued 14,938,370 shares of common stock and 3,735,059 pre-funded warrants at the closing of the financing. The pre-funded warrants have an exercise price of $0.0001 per share, are immediately exercisable, do not expire and are exercisable for cash or, under certain circumstances, on a cashless basis. The pre-funded warrants contain customary anti-dilution adjustments for stock splits, stock dividends and similar recapitalization events and include beneficial ownership limitations that prohibit exercise if the holder would beneficially own more than a specified percentage of our outstanding common stock, unless such limitation is waived in accordance with the terms of the warrants.

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Through June 30, 2026, our operations have been funded primarily by aggregate net proceeds of $207.6 million from the issuance of convertible preferred stock, convertible promissory notes, promissory notes, warrants, common stock, and the Merger. Since inception we have had significant operating losses, except for the three month period ending March 31, 2026 and March 31, 2024. Our net loss was $2.7 million for the six months ended June 30, 2026. Included in the net loss for the six months ended June 30, 2026 were total operating expenses of $9.6 million, interest expense of $0.6 million offset by a non-cash gain from the fair value adjustment to our warrant liability and promissory note of $7.2 million, interest income of $0.2 million and other income of $0.2 million. As of June 30, 2026, we had an accumulated deficit of $192.0 million and $18.6 million in cash and cash equivalents. We expect that our cash and cash equivalents will enable us to fund our current operating plan into the second half of 2027. As a result, there is substantial doubt about our ability to continue as a going concern.

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

Other Income (Expense)

Our other income (expense) includes (i) interest income and expense and non-cash changes in the fair value of the promissory note; (ii) non-cash changes in the fair value of our warrant liabilities; and (iii) other non-operating income.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following sets forth our results of operations (in thousands):

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
Operating expenses:
Research and development	$2,102	$4,052	$(1,950)	(48%)
General and administrative	1,910	2,569	(659)	(26%)
Total operating expenses	4,012	6,621	(2,609)	(39%)
Loss from operations	(4,012)	(6,621)	2,609	(39%)
Other income (expense)	(3,640)	665	(4,305)	(647%)
Net loss	$(7,652)	$(5,956)	$(1,696)	28%

Research and Development Expenses

Research and development expenses comprised (in thousands):

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
Preclinical studies and clinical trial-related activities	$830	$2,184	$(1,354)	(62%)
Chemistry, manufacturing and controls	93	97	(4)	(4%)
Personnel costs	984	1,091	(107)	(10%)
Consultants and other costs	195	680	(485)	(71%)
Total research and development expenses	$2,102	$4,052	$(1,950)	(48%)

Research and development expenses were $2.1 million for the three months ended June 30, 2026, compared to $4.1 million for the three months ended June 30, 2025. The decrease of $2.0 million was due primarily to a decrease of $1.4 million in preclinical activities relating to Auxora and the pause in enrollment in our clinical trial for AKI and a decrease of $0.6 million in personnel and consultants and other costs.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (in thousands):

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
Personnel costs	$926	$1,525	$(599)	(39%)
Facility costs	87	142	(55)	(39%)
Professional services	762	619	143	23%
Consultants and other costs	135	283	(148)	(52%)
Total general and administrative expenses	$1,910	$2,569	$(659)	(26%)

General and administrative expenses were $1.9 million for the three months ended June 30, 2026, compared to $2.6 million for the three months ended June 30, 2025. The decrease of $0.7 million was primarily related to a decrease in personnel and consultants and other costs of $0.8 million partially offset by an increase in professional services of $0.1 million.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2026 was $3.6 million of expense compared to $0.7 million of income for the three months ended June 30, 2025. The decrease of $4.3 million was due to a $3.6 million loss from fair value adjustments to our financial instruments for the three months ended June 30, 2026, compared to a $0.5 million gain in the three months ended June 30, 2025 and a decrease in interest income of $0.2 million driven by the balances of our short term investments and cash equivalents.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following sets forth our results of operations (in thousands):

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Operating expenses:
Research and development	$5,587	$8,276	$(2,689)	(32%)
General and administrative	4,036	4,842	(806)	(17%)
Total operating expenses	9,623	13,118	(3,495)	(27%)
Loss from operations	(9,623)	(13,118)	3,495	(27%)
Other income	6,947	2,120	4,827	228%
Net loss	$(2,676)	$(10,998)	$8,322	(76%)

Research and Development Expenses

Research and development expenses comprised (in thousands):

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Preclinical studies and clinical trial-related activities	$2,241	$4,132	$(1,891)	(46%)
Chemistry, manufacturing and controls	547	850	(303)	(36%)
Personnel	2,098	1,969	129	7%
Consultants and other costs	701	1,325	(624)	(47%)
Total research and development expenses	$5,587	$8,276	$(2,689)	(32%)

Research and development expenses were $5.6 million for six months ended June 30, 2026, compared to $8.3 million for the six months ended June 30, 2025. The decrease of $2.7 million was due primarily to a decrease of $1.9 million in preclinical and clinical trial related activities related to Auxora and the end of our clinical trial for AKI, a decrease of $0.3 million in chemistry, manufacturing and control activities in regard to our Phase 2 clinical trials of Auxora and consultants and other costs and personnel of $0.5 million.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (in thousands):

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Personnel costs	$2,018	$2,680	$(662)	(25%)
Facility costs	199	282	(83)	(29%)
Professional services	1,446	1,338	108	8%
Consultants and other costs	373	542	(169)	(31%)
Total general and administrative expenses	$4,036	$4,842	$(806)	(17%)

General and administrative expenses were $4.0 million for the six months ended June 30, 2026, compared to $4.8 million for the six months ended June 30, 2025. The decrease of $0.8 million was primarily related to a decrease in personnel and consultants and other costs of $0.8 million and facilities of $0.1 million. These costs were partially offset by an increase in professional services of $0.1 million.

Other Income

Other income for the six months ended June 30, 2026 was $6.9 million, compared to other income of $2.1 million for the six months ended June 30, 2025. The increase of $4.8 million was due to the fair value adjustments to our financial instruments which resulted in a net gain of $7.2 million compared to a $2.2 million gain for the six months ended June 30, 2026 and 2025, respectively. Additionally there was a decrease in interest expense associated with our promissory note of $0.1 million. These were both offset by a decrease in interest income of $0.3 million driven by the balances of our cash equivalents and short-term investments.

Liquidity and Capital Resources

Overview

As of June 30, 2026, we had cash and cash equivalents of $18.6 million.

As further described below, on February 28, 2025, the Company entered into the Loan Agreement with Avenue Venture Opportunities Fund II, L.P. and Avenue Capital Management II, L.P. for an initial $10.0 million of gross proceeds. On November 6, 2025, we filed the 2025 Prospectus Supplement which increased our capacity for sales under the ATM Facility to $9.7 million. During the six months ended June 30, 2026 there were 49,115 shares sold under the ATM Facility for net proceeds of $0.03 million, after deducting negligible commissions and settlement expenses. As of June 30, 2026, our remaining capacity for sales of common stock under the ATM Facility was $6.2 million.

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis which assumes we are a going concern and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Based on our current operating plans, we believe our cash and cash equivalents may not be sufficient to fund our operations for a period of one year following the issuance of the accompanying financial statements. Specifically, we expect that our cash and cash equivalents will allow us to fund our current operating plan into the second half of 2027. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. In addition, our current cash and cash equivalents will not be sufficient to fund any of our product candidates through regulatory approval, nor will it be sufficient to pursue additional indications for Auxora, nor will it be sufficient to fund clinical work on other product candidates in our portfolio aside from Auxora, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•
the progress, costs and results of our ongoing and planned clinical trials of Auxora and our ongoing and planned preclinical studies and clinical trials for our other product candidates, including CM5480;
•
the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our product candidates, including our ongoing and planned clinical trials of Auxora and our ongoing and planned preclinical studies and clinical trials of CM5480;
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

In connection with the 2024 Follow-On, on October 30, 2024, we suspended sales of common stock under the ATM Facility pursuant to the Original Prospectus Supplement, and until December 20, 2024, did not offer for sale any shares of common stock. We filed the 2024 Prospectus Supplement with the SEC on December 20, 2024 providing for the sale of shares of common stock under the ATM Facility having an aggregate gross sales price of up to $4.45 million of shares of common stock. As of June 30, 2026, we sold an aggregate of 2,080,943 shares of common stock for net proceeds of approximately $5.8 million, after deducting $294,000 of commissions and settlement expenses paid under the ATM Facility. As of June 30, 2026, our remaining capacity for sales of common stock under the ATM Facility was $6.2 million. On November 6, 2025, we filed the 2025 Prospectus Supplement which increased our capacity for sales of common stock under the ATM Facility of up to $9.7 million. Our ability to make sales under the ATM Facility is dependent on a number of factors as set forth in the ATM Facility, and in connection with the PIPE Financing, we agreed to refrain from making sales of equity securities, including under our ATM Facility, for a certain period of time following the effectiveness of a registration statement on Form S-3 to register the resale of shares purchased by investors in the PIPE Financing.

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

On June 23, 2026, we amended the Loan Agreement to extend the interest-only period by one year through September 30, 2027 and extend the maturity date to September 1, 2029. The amendment also modified certain conversion features and increased the final payment fee payable at maturity or repayment. Management believes the amendment provides additional financial flexibility by deferring scheduled principal repayments while maintaining access to the existing debt financing.

On March 3, 2026, we filed a shelf registration statement on Form S-3 (the “2026 Shelf Registration Statement”). The 2026 Shelf Registration Statement permits the offering, issuance and sale of common stock, preferred stock, debt securities and warrants having an aggregate offering price of up to $125.0 million in one or more offerings and in any combination of the foregoing.

On June 25, 2026, we completed a PIPE Financing pursuant to a Securities Purchase Agreement dated June 23, 2026 with certain new and existing institutional and accredited investors. Gross proceeds from the financing were approximately $15.0 million before deducting placement agent fees and other offering expenses. At the closing of the PIPE Financing, we issued an aggregate of 18,673,429 units at a purchase price of $0.8033 per unit (or $0.8032 per unit for units including a pre-funded warrant). Each unit consisted of (a) one share of our common stock or, at the election of the investor, one pre-funded warrant to purchase one share of common stock, (b) and a contractual right to receive one Series A and Series B warrant upon receipt of the required stockholder approval under Nasdaq Listing Rule 5635. We issued 14,938,370 shares of common stock and 3,735,059 pre-funded warrants at the closing of the financing. The pre-funded warrants have an exercise price of $0.0001 per share, are immediately exercisable, do not expire and are exercisable for cash or, under certain circumstances, on a cashless basis. The pre-funded warrants contain customary anti-dilution adjustments for stock splits, stock dividends and similar recapitalization events and include beneficial ownership limitations that prohibit exercise if the holder would beneficially own more than a specified percentage of our outstanding common stock, unless such limitation is waived in accordance with the terms of the warrants.

Our operations through June 30, 2026, have been funded primarily by aggregate net proceeds of $207.6 million from the issuance of convertible preferred stock, convertible notes, promissory notes, warrants, common stock, and the Merger. Since inception, we have had significant net losses, except for the three month period ended March 31, 2026 and 2024. Our net loss for the six months ended June 30, 2026 was $2.7 million and consisted of total operating expenses of $9.6 million, interest expense of $0.6 million offset by a non-cash gain from the fair value adjustment to our warrant liability and promissory note of $7.2 million, interest income of $0.2 million and other income of $0.2 million. As of June 30, 2026, we had an accumulated deficit of $192.0 million and $18.6 million in cash and cash equivalents. During the six months ended June 30, 2026, cash used in operations was $9.5 million, primarily due to cash outlays for operations. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(9,476)	$(11,548)
Investing activities	1,542	(1,109)
Financing activities	15,031	10,640
Net increase (decrease) in cash and cash equivalents	$7,097	$(2,017)

Net Cash Used in Operating Activities

Cash used in operating activities of $9.5 million during the six months ended June 30, 2026 was attributable to our net loss of $2.7 million, non-cash items of $6.1 million and a net change in our operating assets and liabilities of $0.7 million. Non-cash items consisted primarily of $6.7 million and $0.5 million due to a change in our warrant and promissory note liabilities offset by $1.1 million of stock-based compensation.

Cash used in operating activities of $11.5 million during the six months ended June 30, 2025 was attributable to our net loss of $11.0 million, non-cash items of $0.3 million and a net change in our operating assets and liabilities of $0.2 million. Non-cash items consisted primarily of $1.8 million and $0.4 million due to a change in our warrant liabilities and promissory note and accretion on our short term investments of $0.2 million offset by $1.7 million of stock-based compensation and debt issuance costs of $0.4 million as result of the debt financing in the first quarter of 2025.

Net Cash Provided by (Used In) Investing Activities

Investing activities of $1.5 million for the six months ended June 30, 2026 consisted of the maturing of our short-term investments.

Investing activities of $1.1 million for the six months ended June 30, 2025 consisted of purchases of short-term investments of $14.0 million offset by the maturing of short-term investments of $12.9 million.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2026 was $15.0 million and comprised of the PIPE financing and issuance of common stock of $12.0 million and the issuance of pre-funded warrants of $3.0 million.

Cash provided by financing activities for the six months ended June 30, 2025 was $10.6 million and comprised of the debt financing of $9.6 million and $1.0 million as a result of our ATM Facility.

Material Cash Requirements

Our material cash requirements from known contractual obligations consisted primarily of our lease obligation and Loan Agreement. We lease office space in La Jolla, California with monthly rent expense of approximately $4,375 pursuant to a lease agreement that commenced on March 1, 2026 for another 12 month term through February 28, 2027. We also relocated to smaller premises of approximately 691 square feet. Monthly rent expense of approximately $13,300 was paid for each of the first two months of 2026. Over the next 8 months, we expect cash requirements for our lease obligation to be approximately $35,000.

Pursuant to the terms of the Loan Agreement with Avenue Venture Opportunities Fund II, L.P. and Avenue Capital Management II, L.P., as amended, we will make interest only payments through September 2027 and we will be required to make principal payments beginning in October 2027. The maturity date of the Loan is September 2029.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal matters as of June 30, 2026, please refer to Note 8, Commitments and Contingencies, which is incorporated into this item by reference.

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

We are supporting an investigator-initiated Phase 1/2 clinical trial in pediatric patients with AIPT. We completed a Phase 2b trial of Auxora in AP with accompanying SIRS and are planning the next trial in this indication, for which we have aligned with the FDA on a Phase 2b trial intended to inform the design of a potential Phase 3 development program. We previously completed a Phase 2 trial in patients with COVID-19 pneumonia with ARDS. In addition, we have conducted KOURAGE, a Phase 2 randomized, double-blind, placebo-controlled clinical trial in patients with Stage 2 or Stage 3 AKI and associated AHRF. Enrollment was paused in January 2026 following a recommendation from the Independent Data Monitoring Committee due to a safety concern relating to a mortality imbalance that warranted reevaluation of the study design. We have no current plans to resume dosing in the KOURAGE trial as we prioritize other development programs. We plan to evaluate Auxora in a Phase 1b proof-of-concept study in patients with PAH, which has not yet been initiated. We do not expect data from this planned study, if any, until mid-2027, and we cannot provide any assurances that we will obtain data within that time frame or that any data obtained will support further development of Auxora in PAH.

Our other pipeline programs, which include new product candidates, are in preclinical development, including CM5480, our preclinical asset and proprietary oral small-molecule CRAC channel inhibitor being developed for pulmonary hypertension. CM5480 has not been dosed in humans and will require completion of IND-enabling studies, submission of an IND, which we do not expect until mid-2027, and FDA clearance before we can commence any clinical trial. We cannot provide any assurances that we will submit an IND within that time frame, that the FDA will allow clinical trials to begin, if at all, or that any future clinical data will support further development.

As of June 30, 2026, we had an accumulated deficit of $192.0 million and net loss of $2.7 million for the six months ended June 30, 2026. Other than the three months ended March 31, 2026 and 2024, we have incurred net losses since our inception. We have never generated revenue from product sales and we expect that it will be several years, if ever, before we have a product candidate ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

This Quarterly Report on Form 10-Q includes disclosures regarding management’s assessment of our ability to continue as a going concern as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of June 30, 2026, we had $18.6 million in cash and cash equivalents. Based on our current operating plans, we believe our cash and cash equivalents will be sufficient to fund our current operations into the second half of 2027. As a result, there is substantial doubt about our ability to continue as a going concern. In addition, our current cash and cash equivalents will not be sufficient to fund any of our product candidates through regulatory approval, nor will they be sufficient to initiate and complete our planned Phase 2b clinical trial of Auxora in AP, nor will they be sufficient to pursue additional indications for Auxora such as AHRF, nor will they be sufficient to fund clinical trials on other product candidates in our portfolio, and we will need to raise substantial additional capital to complete the development and any commercialization of our product candidates.

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

We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•
the progress, costs and results of our ongoing and planned clinical trials of Auxora and our ongoing and planned preclinical studies and clinical trials for our other product candidates, including CM5480;
•
our ability to service and comply with the terms of our outstanding indebtedness;
•
the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our product candidates, including our ongoing and planned clinical trials of Auxora and ongoing and planned preclinical studies and clinical trials of CM5480;
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

On February 28, 2025, we entered into the Loan Agreement with Avenue Venture Opportunities Fund II, L.P. (the “Lender”), for (i) an initial growth capital loan in the principal amount of $10,000,000 funded on March 3, 2025 (ii) up to $7,500,000 to be made available to us between September 1, 2025 and March 31, 2026, which was subject to, among other things, our achievement of certain milestones with respect to certain of our ongoing clinical trials and (iii) up to $15,000,000 to be made available to us between October 1, 2025 and March 31, 2026, which was subject to, among other things, (a) our achievement of additional milestones with respect to certain of our ongoing clinical trials and (b) the mutual written agreement of us and the Lender (upon its investment committee approval). In connection with the pause in enrollment in the KOURAGE trial, Tranche 2 and Tranche 3 are no longer available to us.

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

Our stockholders may not approve the proposals to issue the Series A and Series B Warrants.*

Our Board of Directors has approved the issuance of Series A and Series B Warrants pursuant to the Purchase Agreement, and we are seeking stockholder approval of these issuances (the “Stockholder Approval”) at the Annual Meeting of our stockholders scheduled for August 19, 2026. Failure of our stockholders to approve these proposals and the resulting inability of us to issue the Warrants and the investors to exercise the Warrants for cash may materially adversely affect our future ability to raise equity or debt capital from third parties on attractive terms, if at all, and also risks significantly impairing our operations, assets and ongoing viability. In addition, if these proposals are not approved, we are obligated under the terms of the Purchase Agreement to call a special meeting of its stockholders every 90 days thereafter to seek Stockholder Approval until the earlier of (i) the date the Stockholder Approval is effective, or (ii) (A) with respect to the Series A Warrants, December 25, 2027 and (B) with respect to the Series B Warrants, June 25,

2031. If the proposals are not approved at the Annual Meeting of our stockholders scheduled for August 19, 2026, the Company will incur additional expenses and administrative and associated costs to satisfy this obligation to continue holding stockholder meetings to obtain Stockholder Approval and it will require additional time and attention by our Board of Directors and management, potentially diverting their focus from the pursuit of our business strategy.

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

Our proprietary CRAC channel inhibition science is based on novel technologies that are unproven and may not result in approvable or marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval and we may not be successful in our efforts to use and expand our science to build a pipeline of product candidates.*

We are seeking to identify and develop a broad pipeline of product candidates using our proprietary CRAC channel inhibitor science to address acute critical illness and chronic inflammatory and immunologic diseases where there are no effective therapies. Our preclinical asset, CM5480, has not yet completed any clinical trials. Our most advanced product candidate, Auxora, completed a Phase 2b clinical trial and we have only completed three randomized, blinded placebo-controlled trials with Auxora to date. We are not aware of any FDA approved therapeutics utilizing similar technology. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our proprietary CRAC channel inhibition science is both preliminary and limited. Additionally, although we have obtained FDA feedback on endpoints for our planned Phase 2b trial there are no drugs currently approved for the treatment of AP and as a result the FDA has not established the endpoints that will be required for approval in this indication. As a result, we are exposed to a number of unforeseen risks and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates.

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

Our business is highly dependent on the success of our product candidates, in particular CM5480 and Auxora, and we may fail to develop CM5480 or Auxora successfully or be unable to obtain regulatory approval.*

Our future success is dependent on our ability to complete clinical trials in a timely and successful manner and obtain marketing approval for and successfully commercialize CM5480, our preclinical asset, and Auxora, our most advanced product candidate. We are investing the majority of our efforts and financial resources in the research and development of Auxora for multiple indications. Auxora is currently in an ongoing Phase 1/2 clinical trial, for which the first cohort was completed, in pediatric patients with AIPT as a side effect of pediatric acute lymphoblastic leukemia treatment with asparaginase. We also initiated a Phase 2 trial of Auxora in AKI in July 2024, which we refer to as KOURAGE. In January 2026, dosing and enrollment in KOURAGE were paused following a recommendation from the Independent Data Monitoring Committee due to a safety concern relating to a mortality imbalance that warranted reevaluation of the study design. Following FDA's review of our protocol amendment and a comprehensive safety assessment that did not identify evidence of drug-related toxicity, we were notified that FDA had no comments on our submission and no clinical hold communication, and dosing may resume under the amended protocol; however, we currently have no plans to resume dosing in KOURAGE as we prioritize other development programs. Auxora was also studied in a completed Phase 2b clinical trial in AP and accompanying SIRS. Following a Type C meeting with the FDA, we announced in July 2026 that we are advancing preparations for a potential subsequent Phase 2b clinical trial of Auxora in AP that is intended to inform the design of a potential Phase 3 development program. We have not yet initiated that trial, and its initiation is subject to our ability to obtain additional financing. We also completed a Phase 2 trial in COVID-19 pneumonia patients with ARDS which may inform the design of clinical development in AHRF and/or ARDS due to a broad range of etiologies. We also plan to evaluate Auxora in a planned Phase 1b proof-of-concept study in PAH, and we cannot provide any assurances that this planned study will be initiated or completed on the timeline we expect, if at all, or that any resulting data will support the continued development of Auxora in PAH. We also have additional preclinical product candidates, including CM5480, our preclinical asset and proprietary oral CRAC channel inhibitor candidate for pulmonary hypertension, that will need to progress through IND application enabling studies prior to clinical development. None of our product candidates have advanced into a late-stage or pivotal trials for the indications for which we are pursuing development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.

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

The results of preclinical studies and early clinical trials of product candidates, even those with the same or similar mechanisms of action, may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. While we have previously received results, some preliminary, from three randomized, blinded placebo-controlled trials, one small blinded randomized SOC controlled trial, one small randomized open-label placebo-controlled trial, one small open-label single site trial, and one small open label investigator sponsored clinical trial, we do not know how Auxora will perform in the ongoing Phase 2 clinical trials or in future clinical trials with larger sample sizes. Results of clinical trials with smaller sample sizes, such as our completed SOC-controlled Phase 2a clinical trial of Auxora in 21 patients with AP and accompanying SIRS plus hypoxemia, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. In general, clinical trial failure may result from a multitude of factors including flaws in trial design, dose selection, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

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
•
the cost of preclinical studies or clinical trials of our product candidates being greater than we anticipate;
•
preclinical studies or clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon development of such product candidates;
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

In addition, disruptions caused by international conflicts may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing preclinical studies and clinical trials. Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to raise capital, generate revenues from product candidate sales and enter into or maintain collaboration arrangements. For example, if enrollment in a clinical trial is slowed, certain of our expenses related to the trial would not decrease and therefore the overall costs to complete the trial would increase. In addition, if we make manufacturing changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring product candidates to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

In addition, with respect to investigator-sponsored trials being conducted with Auxora (the CRSPA trial with St. Jude Children’s Research Hospital) and may be conducted in the future, we do not and would not control the design or conduct of these trials, and it is possible that the FDA will not view these investigator-sponsored trials as providing adequate support for future clinical trials or market approval, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results. We expect that such arrangements will provide us certain information rights with respect to the investigator-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory submissions, resulting from the investigator-sponsored trials. However, we would not have control over the timing and reporting of the data from investigator-sponsored trials, nor would we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the firsthand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected. The investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in investigator-sponsored clinical trials could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates and the public perception of our product candidates. Additionally, the FDA may disagree with the sufficiency of our right of reference to the preclinical or clinical data generated by these investigator-sponsored trials, or our interpretation of preclinical, manufacturing or clinical data from these investigator-sponsored trials. If so, the FDA may require us to obtain and submit additional preclinical or clinical data.

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

We contract with third parties for the manufacturing and supply of certain goods and services for our product candidates for use in preclinical studies and clinical trials, which supply may become limited or interrupted or may not be of satisfactory quality and quantity.*

We do not have any manufacturing facilities. We rely on third parties for the manufacture of our product candidates for preclinical testing and all of our product candidates for clinical testing and we will continue to rely on such third parties for commercial manufacture if any of our product candidates are approved. We currently have limited manufacturing arrangements for preclinical and clinical trial materials for each of our product candidates, including Auxora, and one component of the latter is provided by a single source supplier in China, and will continue to be for the intermediate future. In addition, our single source supplier in China and any other foreign suppliers we may utilize in the future may be subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements, which may limit, delay, prevent or impair our ability to obtain preclinical and clinical trial materials for our product candidates. For example, the United States has recently passed legislation, namely the BIOSECURE Act (the “BIOSECURE Act”), to prohibit U.S. federal executive agencies from procuring or obtaining any biotechnology equipment or service produced or provided by a “biotechnology company of concern” or entering into or renewing a contract, loan, or grant with an entity that uses such biotechnology equipment or equipment. Specifically, on December 18, 2025, President Trump signed the National Defense Authorization Act for fiscal year 2026 into law, which includes the BIOSECURE Act. The BIOSECURE Act prohibits the U.S. government from procuring or obtaining biotechnology equipment or services produced or provided by a “biotechnology company of concern” (“BCC”); entering into, extending, or renewing government contracts with an entity that directly or indirectly uses biotechnology equipment or services from a BCC in performance of that federal contract; and/or issuing grants or loans to purchase, obtain, or use biotechnology equipment or services produced by a BCC. The BIOSECURE Act also prohibits U.S. government loan and grant recipients from using federal loan or grant money to enter into contracts with entities that use equipment from BCCs in the performance of any federal prime contract or subcontract. The Office of Management and Budget (OMB) of the U.S. Government will issue a list of “biotechnology companies of concern” no later than December 18, 2026, which will include certain companies that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, other entities which the U.S. Government has deemed as such pursuant to a separate designation process, and certain subsidiary, parent, and successor entities of the foregoing. We are currently party to agreements with Wuxi Apptec, which was designated on the 1260H List on June 8, 2026. There is a “safe harbor” provision providing that the restrictions do not apply to equipment or services that were formerly but are no longer provided by a BCC, as well as a “grandfathering” provision providing that the prohibitions shall not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date. If Wuxi Apptec is designated as a “biotechnology company of concern” by OMB, we may be restricted in our ability to work with such company to the extent we would contract with, or otherwise receive funding from, the U.S. government. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the successful commercialization of new products. Further, the adoption and implementation of any future governmental cost containment or other health reform initiative may result in additional downward pressure on the price that we may receive for any approved product. For example, the U.S. Department of Health and Human Services (“HHS”) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation. Further, recently HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition.

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

As of June 30, 2026, we employed 15 full-time employees, eight of whom were primarily engaged in research and development activities. We also engage various consultants that are primarily engaged in research and development activities. As we advance our research and development programs, we may be required to further increase the number of our employees, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Our (or the third parties with whom we work) actual or perceived failure to comply with applicable data protection laws, regulations, and other obligations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and mass arbitration demands, and/or adverse publicity and could negatively affect our operating results and business.*

We and the third parties with whom we work are subject to federal, state, and foreign data protection laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations that address privacy and data security. In the United States, numerous federal, state, and local laws and regulations, including federal and state health information privacy laws, state data breach notification laws, personal data protection laws, federal, state, and local consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws govern the collection, use, disclosure, and protection of health-related and other personal data. In addition, we obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economics and Clinical Health Act (“HITECH”). Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use, or disclose individually identifiable protected information provided by a HIPAA-covered entity or business associate in a manner that is not authorized or permitted by HIPAA.

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

We are subject to applicable fraud and abuse, transparency, government price reporting, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.*

Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any future product candidates we may develop and any product candidates for which we obtain marketing approval. Our current and future arrangements with clinical investigators, third-party payors, healthcare provider and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we research, market, sell and distribute our product candidates. The laws that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits any person or entity from, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The federal Anti-Kickback Statute has also been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, and purchasers, on the other hand. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but these exceptions and safe harbors are narrowly drawn. Practices that are alleged to be intended to induce prescribing, purchases or recommendations, or include any payments of more than fair market value, may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
•
state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers; and

•
state and foreign laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to track and report gifts, compensation and other remuneration provided to physicians and other health care providers; state and local laws that require certain regulatory licenses to manufacture or distribute products commercially and/or the registration of pharmaceutical sales representatives; and state health information privacy laws, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for Auxora, our other product candidates, and other proprietary technologies we develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize Auxora, any future product candidates, and other proprietary technologies if approved, may be adversely affected.*

Our commercial success will depend in part on our ability to obtain and maintain a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to Auxora, any future product candidates, and other proprietary technologies we develop. If we are unable to obtain or maintain patent protection with respect to Auxora, any future product candidates, and other proprietary technologies we may develop, our business, financial condition, results of operations, and prospects could be materially harmed.

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

If we are unable to maintain our listing on Nasdaq, it could become more difficult to sell our common stock in the public market.*

If we are unable to continue to meet Nasdaq’s listing standards for any reason, our common stock could be delisted from Nasdaq. If delisted, we may seek to list our securities on a different stock exchange or, if one or more broker-dealer market makers comply with applicable requirements, the OTC. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were to trade in the OTC market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. On March 13, 2026, we received a notice from Nasdaq that we were not in compliance with Nasdaq’s Listing Rule 5550(b)(2) as the market value of listed securities (the “MVLS Requirement”) for our common stock had been below the minimum MVLS Requirement of $35,000,000 for the last 30 consecutive business days. Nasdaq also noted that the Company does not meet the requirements under Listing Rules 5550(b)(1) and 5550(b)(3). Under Nasdaq Listing Rule 5810(c)(3)(C), we have 180 calendar days following the date of the notice, or until September 9, 2026, to regain compliance. In addition, on March 16, 2026, we received a notice from Nasdaq that we were not in compliance with Nasdaq’s Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days (the “Minimum Bid Price Requirement”). Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days following the date of the notice, or until September 14, 2026, to regain compliance with the Minimum Bid Price Requirement, which may be extended for an additional 180 days if, on the last day of the initial compliance period, we meet the market value of publicly held shares requirement for continued listing as well as all other standards for initial listing of our common stock on The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provide Nasdaq written notice of our intention to cure the bid price deficiency during the second compliance period. If we do not regain compliance within the applicable compliance periods, we expect that Nasdaq would provide notice that our securities are subject to delisting from The Nasdaq Capital Market.

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

U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, including the U.S. Foreign Corrupt Practices Act (collectively, “Trade Laws”), prohibit, among other things, companies and their employees, agents, CROs, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Trade Laws also prohibit the provision of certain products and services to countries, governments and persons targeted by sanctions. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase over time. We expect to rely on third parties for research, preclinical studies, and clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other marketing approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the fiscal quarter ended June 30, 2026, none of our directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39538	March 22, 2023	3.1

3.2	Certificate of Amendment, dated March 20, 2023 to Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39538	March 22, 2023	3.2

3.3	Restated Bylaws of the Registrant.	10-Q	001-39538	November 12, 2020	3.2

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of Common Stock Certificate	S-1/A	333-248611	September 21, 2020	4.1

4.3	Form of Registration Rights Agreement, dated November 21, 2022, by and among CalciMedica, Inc. and the several purchasers signatory thereto.	8-K	001-39538	March 22, 2023	4.1

4.4	Form of Registration Rights Agreement by and among CalciMedica, Inc. and the persons party thereto.	8-K	001-39538	January 24, 2024	10.2

4.5	Warrant to Purchase Common Stock dated as of December 11, 2019, by and between the Registrant and SG Dan Equity Holdings, LLC.	S-1	333-248611	September 4, 2020	4.3

4.6	Form of Warrant to Purchase Shares of Series D Convertible Preferred Stock of CalciMedica, Inc.	8-K	001-39538	March 22, 2023	4.2

4.7	Warrant to Purchase Common Stock dated as of November 9, 2020, issued by the Registrant to SG Dan Equity Holdings, LLC.	8-K	001-39538	March 22, 2023	4.3

4.8	Warrant to Purchase Common Stock, dated as of October 18, 2022, issued by CalciMedica, Inc. to SG Dan Equity Holdings, LLC.	8-K	001-39538	March 22, 2023	4.4

4.9	Warrant to Purchase Common Stock, dated as of October 18, 2022, issued by CalciMedica, Inc. to Eric Roberts.	8-K	001-39538	March 22, 2023	4.5

4.10	Warrant to Purchase Common Stock, dated as of October 25,2022, issued by CalciMedica, Inc. to Fred Middleton.	8-K	001-39538	March 22, 2023	4.6

4.11	Form of Warrant to Purchase Shares of Series B Convertible Preferred Stock of CalciMedica, Inc.	S-3	333-271115	April 4, 2023	4.9

4.12	Form of Tranche B Common Warrant	8-K	001-39538	January 24, 2024	4.2

4.13	Form of Placement Agent Warrant	8-K	001-39538	January 24, 2024	4.4

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

4.14	Warrant to Purchase Common Stock, dated as of May 17, 2024, issued by the Registrant to SG Dan Equity Holdings, LLC.	10-Q	001-39538	August 12, 2024	4.16

4.15	Warrant to Purchase Shares of Stock of CalciMedica, Inc. dated February 28, 2025, by and between CalciMedica, Inc. and Avenue Venture Opportunities Fund II, LP.	8-K	001-39538	March 5, 2025	4.1

4.16	Form of Pre-Funded Warrant	8-K	001-39538	June 24, 2026	4.1

4.17	Form of Series A Warrant	S-3	001-297681	July 24,2026	4.23

4.18	Form of Series B Warrant	S-3	001-297684	July 24, 2026	4.24

4.19	Form of Pre-Funded Warrant	8-K	001-39538	June 24, 2026	4.1

4.20	First Amendment to Warrant to Purchase Shares of Stock dated June 23, 2026, by and between CalciMedica, Inc. and Avenue Venture Opportunities Fund II, L.P.	8-K	001-39538	June 24, 2026	4.2
4.21	First Amendment Warrant to Purchase Shares of Stock of CalciMedica, Inc. dated June 23, 2026, by and between CalciMedica, Inc., Avenue Venture Opportunities Fund II, L.P. and Avenue Capital Management II, L.P.	8-K	001-39538	June 24, 2026	4.3

10.1	Form of Securities Purchase Agreement, dated June 23, 2026, by and between CalciMedica, Inc. and each of the Investors party thereto	8-K	001-39538	June 24, 2026	10.1
10.2	First Amendment to Loan Documents dated June 23, 2026, by and between CalciMedica, Inc., Avenue Venture Opportunities Fund II, L.P. and Avenue Capital Management II, L.P.	8-K	001-39538	June 24, 2026	10.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

CALCIMEDICA, INC.

Date: August 11, 2026	By:	/s/ A. Rachel Leheny
A. Rachel Leheny, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Stephen Bardin
Stephen Bardin, MBA
Chief Financial Officer (Principal Accounting and Financial Officer)