Form 10-Q
period 2026-09-30
CalciMedica, Inc.
filed 2026-11-10
CIK 1534133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of the Registrant’s common stock outstanding as of November 5, 2026 was 6,895,149

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
•
Our business is highly dependent on the success of our product candidates, in particular CM5480 and Auxora, and we may fail to develop CM5480 or Auxora successfully or be unable to obtain regulatory approval.
•
Clinical development is a lengthy, expensive and uncertain process. The results of nonclinical studies and early clinical trials are not always predictive of future results. Any product candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.
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
•
We rely on third parties to conduct and perform most of our research, nonclinical studies and clinical trials. If these third parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements, fail to meet projected clinical trial enrollment schedules or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
•
We contract with third parties for the manufacturing and supply of certain goods and services for our product candidates for use in nonclinical studies and clinical trials, which supply may become limited or interrupted or may not be of satisfactory quality and quantity.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CALCIMEDICA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(Unaudited)

	September 30, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$4,574	$11,520
Short-term investments	9,194	1,496
Prepaid clinical trial expenses	18	201
Other prepaid expenses and current assets	432	259
Assets held for sale	—	54
Total current assets	14,218	13,530
Property and equipment, net	72	50
Other assets	4	11
Total assets	$14,294	$13,591
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,020	$1,161
Accrued clinical trial costs	226	1,081
Accrued expenses	1,621	290
Current portion, promissory note	—	1,250
Total current liabilities	2,867	3,782
Long-term liabilities
Promissory note	6,900	8,450
Warrant liability	300	8,000
Total liabilities	10,067	20,232
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; no shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 and 500,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; 6,894,649 and 3,087,348 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1	—
Additional paid-in capital	197,909	182,685
Accumulated deficit	(193,676)	(189,326)
Accumulated other comprehensive loss	(7)	—
Total stockholders’ equity (deficit)	4,227	(6,641)
Total liabilities and stockholders’ equity (deficit)	$14,294	$13,591

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$2,319	$3,851	$7,906	$12,127
General and administrative	2,432	1,767	6,468	6,609
Total operating expenses	4,751	5,618	14,374	18,736
Loss from operations	(4,751)	(5,618)	(14,374)	(18,736)
Other income (expense):
Change in fair value of financial instruments	3,300	(2,000)	10,500	200
Interest expense	(357)	(326)	(1,001)	(1,097)
Interest income	134	140	294	562
Other income	—	—	231	269
Total other income (expense)	3,077	(2,186)	10,024	(66)
Net loss	$(1,674)	$(7,804)	$(4,350)	$(18,802)
Net loss per share - basic and diluted	$(0.24)	$(2.59)	$(0.96)	$(6.61)
Weighted-average number of shares outstanding used in computing net loss per share—basic and diluted	6,909,889	3,015,286	4,511,862	2,845,932

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Comprehensive Loss (in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(1,674)	$(7,804)	$(4,350)	$(18,802)
Unrealized gain (loss) on available-for-sale securities, net of tax	(6)	5	(7)	(3)
Comprehensive loss	$(1,680)	$(7,799)	$(4,357)	$(18,805)

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balance—January 1, 2026	3,087,348	$—	$182,685	$(189,326)	$—	$(6,641)
Stock-based compensation expense	—	—	561	—	—	561
Issuance of common stock from exercise of warrants	61,301	—	—	—	—	—
Vesting of restricted stock units	500	—	—	—	—	—
Net income	—	—	—	4,976	—	4,976
Balance—March 31, 2026	3,149,149	$—	$183,246	$(184,350)	$—	$(1,104)
Stock-based compensation expense	—	—	540	—	—	540
Issuance of common shares from private placement (net of issuance costs)	2,987,667	—	10,699	—	—	10,699
Issuance of warrants in connection with the private placement	—	—	3,000	—	—	3,000
Issuance of common stock from at-the-market offering (net of issuance costs)	9,822	—	31	—	—	31
Vesting of restricted stock units	500	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	(1)	(1)
Net loss	—	—	—	(7,652)	—	(7,652)
Balance—June 30, 2026	6,147,138	$—	$197,516	$(192,002)	$(1)	$5,513
Stock-based compensation expense	—	—	496	—	—	496
Issuance of common shares from private placement (net of issuance costs)	—	—	(102)	—	—	(102)
Issuance of common stock from exercise of pre-funded warrants	747,011	1	(1)	—	—	—
Vesting of restricted stock units	500	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	(6)	(6)
Net loss	—	—	—	(1,674)	—	(1,674)
Balance—September 30, 2026	6,894,649	$1	$197,909	$(193,676)	$(7)	$4,227

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity (Deficit)
Balance—January 1, 2025	2,696,383	$—	$174,170	$(159,764)	$4	$14,410
Stock-based compensation expense	—	—	549	—	—	549
Issuance of common shares from underwritten public offering (net of issuance costs)	—	—	8	—	—	8
Issuance of common stock from at-the-market offering (net of issuance costs)	98,014	—	968	—	—	968
Unrealized loss on investments	—	—	—	—	(5)	(5)
Net loss	—	—	—	(5,042)	—	(5,042)
Balance—March 31, 2025	2,794,397	$—	$175,695	$(164,806)	$(1)	$10,888
Stock-based compensation expense	—	—	1,174	—	—	1,174
Unrealized loss on investments	—	—	—	—	(3)	(3)
Net loss	—	—	—	(5,956)	—	(5,956)
Balance—June 30, 2025	2,794,397	$—	$176,869	$(170,762)	$(4)	$6,103
Stock-based compensation expense	—	—	626	—	—	626
Issuance of common stock from at-the-market offering (net of issuance costs)	54,009	—	777	—	—	777
Issuance of common stock from exercise of stock options	3,037	—	25	—	—	25
Unrealized gain on investments	—	—	—	—	5	5
Net loss	—	—	—	(7,804)	—	(7,804)
Balance—September 30, 2025	2,851,443	$—	$178,297	$(178,566)	$1	$(268)

See accompanying notes to unaudited condensed consolidated financial statements.

CALCIMEDICA, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(4,350)	$(18,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,597	2,349
Depreciation	21	41
Change in the fair value of warrant liability	(7,700)	(177)
Change in the fair value of promissory note	(2,800)	(23)
Promissory note issuance costs	—	336
Gain on sale of equipment	(31)	—
Accretion of discount on short-term investments	(61)	(307)
Changes in operating assets and liabilities:
Prepaid expenses, other current and non-current assets	16	281
Accounts payable	(441)	(884)
Accrued expenses and other liabilities	410	860
Net cash used in operating activities	(13,339)	(16,326)
Investing activities:
Purchase of investments	(9,143)	(15,420)
Maturity of investments	1,500	17,845
Purchase of property and equipment	—	(22)
Proceeds from sale of fixed assets	42	—
Net cash (used in) provided by investing activities	(7,601)	2,403
Financing activities:
Proceeds from issuance of common stock, net	11,170	8
Proceeds from exercise of stock options	—	25
Proceeds from issuance of pre-funded warrants, net	2,793	—
Proceeds from issuance of promissory note, net	—	9,664
Proceeds from issuance of common stock from ATM Facility, net of issuance costs	31	1,761
Net cash provided by financing activities	13,994	11,458
Net decrease in cash and cash equivalents	(6,946)	(2,465)
Cash and cash equivalents at beginning of period	11,520	7,935
Cash and cash equivalents at end of period	$4,574	$5,470
Supplemental cash flow information:
Cash paid for interest	$1,001	$1,097
Financing fees included in accounts payable and accrued expenses	$366	$—
Stock issuance costs in accounts payable	$—	$28
Equipment purchases included in accounts payable	$—	$4

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

Liquidity and Need for Additional Capital

The Company has experienced net losses since its inception, except for the three-month periods ended March 31, 2026 and March 31, 2024, and negative cash flows from operating activities since its inception. The Company has an accumulated deficit of $193.7 million as of September 30, 2026 and net loss of $1.7 million and $4.4 million for the three and nine months ended September 30, 2026, respectively. Substantially all of the Company’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.

The Company expects to incur significant expenses and increasing operating losses for the foreseeable future as the Company initiates and continues the nonclinical and clinical development of its product candidates and adds personnel necessary to operate as a company with an advanced clinical pipeline of product candidates. The Company expects that its operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to timing of clinical development programs.

From inception to September 30, 2026, the Company has completed financings from the sale of preferred and common stock and warrants for total net proceeds of $159.8 million and has issued convertible promissory notes and promissory notes for net proceeds of $18.3 million. In connection with the Merger, the Company received approximately $29.4 million of cash, cash equivalents and short-term investments. At September 30, 2026, the Company had cash, cash equivalents and short-term investments of approximately $13.8 million.

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

Based on the Company’s current operating plans, management believes its cash, cash equivalents and short-term investments may not be sufficient to fund its operations for a period of one year following the issuance of these financial statements. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements have been prepared on a basis which assumes we are a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern.

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

The Company’s stockholders at the Company’s 2026 Annual Meeting of Stockholders held on August 19, 2026 approved a series of alternate amendments to effect (i) a reverse stock split and (ii) a reduction in the total number of authorized shares of the Company’s common stock. The Company’s board of directors on August 19, 2026, subsequently approved a specific reverse stock split ratio of 1-for-5. On August 27, 2026, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation (the “Charter Amendment”) with the Secretary of the State of Delaware to effect a 1-for-5 reverse stock split (the “Reverse Stock Split”) and a reduction in the total number of authorized shares of its common stock from 500,000,000 to 100,000,000. The Charter Amendment was effective at 5:00 p.m. Eastern Time on August 28, 2026. The Company’s common stock began trading on the Nasdaq Capital Market on a post-Reverse Stock Split basis when the market opened on August 31, 2026. All share and per share amounts have been retroactively restated as if the Reverse Stock Split occurred at the beginning of the earliest period presented. Except as otherwise noted or the context otherwise requires, all numbers in these Notes to Condensed Consolidated Financial Statements give retroactive effect to the Reverse Stock Split (Notes 6, 7 and 11).

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

The Company is dependent on contract manufacturing organizations (“CMO”) and contract development and manufacturing organizations (“CDMO”) to supply products for research and development of its product candidates, including nonclinical and clinical studies, and for commercialization of its product candidates, if approved. The Company’s development programs could be adversely affected by any significant interruption in CMO operations or by a significant interruption in the supply of active pharmaceutical ingredients and other components.

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

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The financial information is regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources. The Company’s CODM is its chief executive officer. The Company’s singular focus is on developing highly selective calcium release-activated calcium channel inhibitors to improve outcomes for patients with serious disease driven by inflammatory and immunologic processes and direct cellular damage. No revenue has been generated since inception, and all tangible assets are held in the United States.

The Company operates as one operating segment focused on developing and commercializing innovative therapeutics primarily in the U.S. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

The determination of a single business segment is consistent with the consolidated financial information regularly reviewed by the Company's CODM in assessing segment performance and deciding how to allocate resources on a consolidated basis.

The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using loss from operations. Net loss is also a measure that is considered in monitoring budget versus actual results. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total assets.

The following table presents information about reported segment loss and significant segment expenses for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment research and development (a) (b)	$(2,146)	$(3,627)	$(7,281)	$(11,330)
Segment general and administrative (a) (b)	(2,102)	(1,354)	(5,475)	(5,016)
Stock-based compensation (see Note 7)	(496)	(626)	(1,597)	(2,349)
Depreciation expense	(7)	(11)	(21)	(41)
Operating loss	$(4,751)	$(5,618)	$(14,374)	$(18,736)

a)
Stock-based compensation expense of $170,000 and $219,000 related to research and development and $326,000 and $407,000 related to general and administrative have been excluded for the three months ended September 30, 2026 and 2025, respectively. Stock-based compensation expense of $613,000 and $777,000 related to research and development and $984,000 and $1,572,000 related to general and administrative have been excluded for the nine months ended September 30, 2026 and 2025, respectively. All amounts are included within stock-based compensation expense.
b)
Depreciation expense of $3,000 and $5,000 related to research and development and $4,000 and $6,000 related to general and administrative have been excluded for the three months ended September 30, 2026 and 2025, respectively. Depreciation expense of $10,000 and $19,000 related to research and development and $11,000 and $22,000 related to general and administrative have been excluded for the nine months ended September 30, 2026 and 2025, respectively. All amounts are included within depreciation expense.

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

Leases

The Company leases office space with an original lease term of twelve months and does not have a right-of-use asset or lease liability recorded. The Company's policy is not to record leases with an original term of twelve months or less on the unaudited condensed consolidated balance sheets. The Company recognizes lease expense for this short-term lease on a straight-line basis over the term of the lease. The lease is accounted for under ASC 842, Leases, and has been classified as an operating lease. Rent expense recognized was $13,000 and $32,000 for the three months ended September 30, 2026 and 2025, respectively and $57,000 and $95,000 for the nine months ended September 30, 2026 and 2025, respectively.

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

The Company estimates nonclinical studies and clinical trial expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations that conduct and manage nonclinical studies and clinical trials on the Company’s behalf. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. These estimates are based on communications with the third-party service providers, and on information available at each balance sheet date. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. The estimates are trued up to reflect the best information available at the time of the financial statement issuance. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s estimate of the status and timing of services performed relative to the actual status and timing of services performed may vary.

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

Offering Costs

The Company capitalizes costs that are directly associated with equity financings until such financings are consummated, at which time such costs are recorded against the gross proceeds of the offering in the Company’s unaudited condensed consolidated balance sheets. Should an in-process equity financing be abandoned, the offering costs will be expensed immediately as a charge to operating expenses in the statements of operations. During the period, the Company had immaterial unpaid costs associated with its ATM Facility (as defined in Note 6). All costs related to the June 25, 2026 financing have been recorded against the gross proceeds of the offering (see Note 6).

Warrant Liability

As a result of the 2024 Private Placement (described in Note 6) and the Loan executed in 2025 and subsequent loan amendment (described in Note 5), certain warrants to purchase common stock were deemed freestanding warrants and are reflected in the Company’s unaudited condensed consolidated balance sheets as a liability as of September 30, 2026 and December 31, 2025.

Stock-based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee stock options, restricted stock units (“RSUs”) and Common Stock Warrants (as defined in Note 6) recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. The Company estimates the fair value of stock option grants and Common Stock Warrants using the Black-Scholes option pricing model (“Black-Scholes”). Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. Equity-based compensation expense is classified in the statements of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified. The fair value of each stock option grant and Common Stock Warrant is estimated on the date of grant using Black-Scholes. The fair value of the RSUs is determined using the market price of the Company’s common stock on the date of grant. The following summarizes the inputs used:

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

In May 2024, the Company granted a warrant to purchase 2,000 shares of common stock to a consulting firm affiliated with the Company’s former interim chief financial officer. The warrant is classified as equity, and the Company recorded expense of zero for each of the three months ended September 30, 2026 and 2025, and zero and $7,000 for the nine months ended September 30, 2026 and 2025, respectively, in general and administrative expense in the unaudited condensed consolidated statements of operations.

Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period, including the Pre-Funded Warrants which were exercised on January 28, 2026, the Pre-Funded Warrants which were exercised on August 3 and August 12, 2026, and Placement Agent Warrants (as defined in Note 6). The Company calculates diluted net loss per share using the more dilutive of the (i) treasury stock method, if-converted method, or contingently issuable share method, as applicable, or (ii) the two-class method. For warrants, the calculation of diluted net loss per share requires that, to the extent the average fair value of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to net loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the warrants for the period.

In the periods presented, the Company’s outstanding stock options, RSUs and warrants, other than the Pre-Funded Warrants and Placement Agent Warrants, were excluded from the calculation of net loss per share because the effect would be antidilutive.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025 issued ASU 2025-01 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU-2025-01”). ASU 2024-03 and ASU 2025-01 require public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 and ASU 2025-01.

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

The Common Warrants (as defined in Note 6) were valued using Black-Scholes utilizing the following inputs: (i) a risk-free interest rate; (ii) volatility based on the expected term of the Common Warrant; and (iii) an exercise price and stock price on the date of the transaction. Several different scenarios were considered, and probability weighted to arrive at the final valuation. Increases or decreases in the fair value of the Common Warrants can result from updates to assumptions such as the expected timing or probability of the different settlement scenarios. Judgment is used in determining these assumptions as of the initial valuation date and at each subsequent reporting period. Updates to assumptions could have a significant impact on our results of operations in any given period.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$4,066	$—	$—	$4,066
Commercial paper	—	500	—	500
Total cash equivalents	4,066	500	—	4,566
Short-term investments:
Commercial paper	—	2,971	—	2,971
Corporate debt securities	—	500	—	500
U.S. Treasury bills	—	4,226	—	4,226
U.S. Government sponsored entities - mortgage backed securities	—	1,497	—	1,497
Total short-term investments	—	9,194	—	9,194
Total assets measured at fair value	$4,066	$9,694	$—	$13,760

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents:
Money market funds	$5,938	$—	$—	$5,938
Commercial paper	—	3,582	—	3,582
U.S. Government sponsored entities - mortgage backed securities	—	1,996	—	1,996
Total cash equivalents	5,938	5,578	—	11,516
Short-term investments:
Commercial paper	—	496	—	496
U.S. Government sponsored entities - mortgage-backed securities	—	1,000	—	1,000
Total short-term investments	—	1,496	—	1,496
Total assets measured at fair value	$5,938	$7,074	$—	$13,012

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

During the nine months ended September 30, 2026, there were no transfers between Level 1, Level 2 and Level 3.

The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands).

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Promissory Note	$—	$—	$6,900	$6,900
Warrant Liability	—	—	300	300
Total liabilities measured at fair value	$—	$—	$7,200	$7,200

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Promissory Note	$—	$—	$9,700	$9,700
Warrant Liability	—	—	8,000	8,000
Total liabilities measured at fair value	$—	$—	$17,700	$17,700

The following provides a reconciliation for all liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2026 and 2025 (in thousands):

Promissory Note liability
Balance at December 31, 2025	$9,700
Change in Fair Value of Promissory Note	(3,000)
Balance at March 31, 2026	6,700
Change in Fair Value of Promissory Note	2,500
Balance at June 30, 2026	$9,200
Change in Fair Value of Promissory Note	(2,300)
Balance at September 30, 2026	$6,900

Warrant liability
Balance at December 31, 2025	$8,000
Change in Fair Value of Tranche B Warrants	(4,400)
Change in Fair Value of Lender Warrants	(3,400)
Balance at March 31, 2026	200
Change in Fair Value of Tranche B Warrants	—
Change in Fair Value of Lender Warrants	1,100
Balance at June 30, 2026	$1,300
Change in Fair Value of Tranche B Warrants	—
Change in Fair Value of Lender Warrants	(1,000)
Balance at September 30, 2026	$300

Promissory Note liability
Balance at December 31, 2024	$—
Issuance of Promissory Note	8,923
Change in Fair Value of Promissory Note	(323)
Balance at March 31, 2025	8,600
Change in Fair Value of Promissory Note	(100)
Balance at June 30, 2025	$8,500
Change in Fair Value of Promissory Note	400
Balance at September 30, 2025	$8,900

Warrant liability
Balance at December 31, 2024	$1,700
Issuance of Lender Warrants	1,077
Change in Fair Value of Tranche B Warrants	(1,200)
Change in Fair Value of Lender Warrants	(177)
Balance at March 31, 2025	1,400
Change in Fair Value of Tranche B Warrants	(200)
Change in Fair Value of Lender Warrants	(200)
Balance at June 30, 2025	$1,000
Change in Fair Value of Tranche B Warrants	800
Change in Fair Value of Lender Warrants	800
Balance at September 30, 2025	$2,600

The following table presents information as to cost, unrealized gains and losses and fair value determination of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Current assets:
Cash equivalents:
Money market funds	$4,066	$—	$—	$4,066
Commercial paper	500	—	—	500
Total cash equivalents	4,566	—	—	4,566
Short-term investments:
Commercial paper	2,973	—	(2)	2,971
Corporate debt securities	501	—	(1)	500
U.S. Treasury bills	4,228	—	(2)	4,226
U.S. Government sponsored entities - mortgage-backed securities	1,499	—	(2)	1,497
Total short-term investments	9,201	—	(7)	9,194
Total assets measured at fair value	$13,767	$—	$(7)	$13,760

As of September 30, 2026, the contractual maturities of all available-for-sale investments were less than 12 months. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. The Company had no short-term investments in unrealized gain positions as of September 30, 2026.

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

As of December 31, 2025, the contractual maturities of all available-for-sale investments were less than 12 months. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. The Company had no short-term investments in unrealized gain or loss positions as of December 31, 2025.

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued payroll and other employee benefits	$595	$33
Accrued professional fees	685	195
Accrued severance	249	—
Accrued franchise tax	64	—
Accrued other	28	62
Total accrued expenses	$1,621	$290

5. Promissory Note

On February 28, 2025 (the “Closing Date”), the Company executed the Loan Agreement with the Lender and Collateral Agent, for growth capital loans in an aggregate principal amount of up to $32,500,000 (the “Loan”), with (i) $10,000,000 funded on March 3, 2025 (“Tranche 1”), (ii) up to $7,500,000 to be made available to the Company between September 1, 2025 and March 31, 2026, which was subject to, among other things, the Company’s achievement of certain milestones with respect to certain of our ongoing clinical trials (“Tranche 2”) and (iii) up to $15,000,000 to be made available to the Company between October 1, 2025 and March 31, 2026, which was subject to, among other things, (a) the Company’s achievement of additional milestones with respect to certain of our ongoing clinical trials and (b) the mutual written agreement of the Company and the Lender (upon its investment committee approval (“Tranche 3”). At the Closing Date, up to $1,000,000 of the principal outstanding may be converted into shares of the Company’s unrestricted, freely tradable common stock at a price equal to a 20% premium to the exercise price of the warrants (see Note 6 for further description of the warrants) at the Lender’s option.

In connection with the pause in enrollment in the KOURAGE trial, Tranche 2 and Tranche 3 are no longer available to the Company. As for the initial term of the Loan before the loan amendment described below, the Company was required to make interest-only payments until the 18-month anniversary of the Closing Date. The Loan is evidenced by a promissory note and bears interest at an annual rate equal to the greater of (a) the sum of 5.00% plus the prime rate as reported in The Wall Street Journal and (b) 12.75%. The Loan is secured by a lien upon and security interest in all of the Company’s assets, including intellectual property, subject to agreed exceptions. Before the loan amendment described below, the maturity date of the Loan was September 1, 2028 (the “Maturity Date”).

The Company determined the promissory note was eligible for the fair value election, and the Company elected to account for the promissory note at fair value. The Company allocated the gross proceeds on a relative fair value basis. The initial fair value of the promissory note was $8.9 million. The valuation methodology was a scenario-based analysis utilizing a discounted cash flow framework to value the “straight debt” portion of the promissory note and Black-Scholes to value the conversion feature associated with the promissory note. Major inputs/assumptions associated with the fair value of the promissory note include: a) Calibrated Discount Rate of 13.7%, b) Scenario Weighting for Repayment through Maturity of 80%, c) Scenario Weighting for Repayment through Milestone of 20%, d) Timing of Milestone of 12/31/25, and e) Volatility used in Black-Scholes to value conversion feature of 100%. The fair value of the Lender Warrants was estimated using Black-Scholes (see Note 6).

First Amendment to Loan Agreement

On June 23, 2026, the Company entered into a First Amendment to the Loan and Security Agreement and related loan documents with Avenue Venture Opportunities Fund II, L.P. (the "Lender") and Avenue Capital Management II, L.P., as administrative agent and collateral agent. The amendment modified the terms of the Company's existing $10.0 million term loan.

Pursuant to the amendment, (a) the interest-only period was extended from September 30, 2026 to September 30, 2027, with principal amortization beginning on October 1, 2027, (b) the maturity date was extended from September 1, 2028 to September 1, 2029, (c) the final payment fee payable upon repayment or maturity was increased by $200,000, (d) the Lender's existing right to convert up to $1.0 million of outstanding principal into common stock was replaced with the right, at the Lender's option, to convert up to an aggregate of $3.0 million of outstanding principal into either shares of the Company's common stock or pre-funded warrants, at a conversion price of $5.00 per share (or $4.9995 per underlying share for pre-funded warrants, reflecting the $0.0005 exercise price), and (e) the Company obtained a conditional right to require the Lender to convert outstanding principal into common stock or pre-funded warrants, subject to specified trading-price, trading-volume and beneficial ownership limitations.

As of September 30, 2026, future promissory note payments are as follows (in thousands):

2026	$326
2027	2,516
2028	5,782
2029	4,485
Future promissory note payments	$13,109

In connection with the amendment, the Company also (a) amended the existing lender warrant issued on February 28, 2025 by reducing its exercise price from $11.60 per share to $5.00 per share and adding a beneficial ownership limitation; and (b) issued to the Lender a new warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $5.00 per share, exercisable through June 23, 2031, with customary anti-dilution provisions and cashless exercise features.

The amended conversion option, put option, amended warrant and new warrant are recorded at fair value because of the existing fair value accounting for the loan and lender warrants; however, the June 23 amendment changed the valuation assumptions and the instruments were remeasured as of June 30, 2026.

As of the balance sheet date of September 30, 2026, the value of the promissory note was $6.9 million, with a decrease in fair value of $2.3 million and a decrease in fair value of $2.8 million for the three and nine months ended September 30, 2026, respectively, being recorded in the unaudited condensed consolidated statements of operations in other income/(expense).

6. Common Stock and Stockholders' Equity (Deficit)

Authorized Shares

As disclosed in Note 2 “Basis of Presentation”, on August 19, 2026, the Company’s board of directors determined to effectuate a 1-for-5 Reverse Stock Split of the outstanding shares of the Company’s common stock.

Additionally, the Company decreased the number of authorized shares of common stock from 500,000,000 to 100,000,000. The Company did not adjust the authorized number of preferred shares at 10,000,000.

No fractional shares were issued as a result of the Reverse Stock Split. Stockholders of record who would otherwise be entitled to receive a fractional share received a cash payment in lieu thereof. The Reverse Stock Split affected all stockholders proportionately and did not affect any stockholder’s percentage ownership of the Company’s common stock (except to the extent that the Reverse Stock Split results in any stockholder owning only a fractional share).

Private Placement of Common Stock

On January 19, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors, in which the Company sold the following securities to the accredited investors in a private placement transaction (the “2024 Private Placement”): (i) an aggregate of 997,122 shares of common stock; (ii) to certain investors, in lieu of shares of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 61,301 shares of common stock and exercisable at any time; (iii) Tranche A Common Warrants (the “Tranche A Common Warrants”) to purchase an aggregate of up to 529,211 shares of common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of common stock issuable upon exercise of such Pre-Funded Warrants); and (iv) Tranche B Common Warrants (the “Tranche B Common Warrants” and together with the Tranche A Common Warrants, the “Common Warrants”) to purchase an aggregate of up to 529,211 shares of common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of common stock issuable upon exercise of such Pre-Funded Warrants). At date of issuance, the fair value of the common stock was $8.5 million using the relative fair value method and is included in equity at September 30, 2026.

The Company issued placement agent warrants (“Placement Agent Warrants”) to purchase 13,581 shares of common stock at the initial closing of the 2024 Private Placement and 1,567 shares of common stock at the second closing of the 2024 Private Placement, at an exercise price of $0.0005 per share. Each Placement Agent Warrant was accompanied by one Tranche A Common Warrant to purchase one half of a share of common stock and one Tranche B Common Warrant to purchase one half of a share of common stock, for an aggregate of 15,148 Common Warrants.

The initial closing of the 2024 Private Placement occurred on January 23, 2024 and the second closing occurred on February 5, 2024. Gross proceeds from the transaction were $20.4 million with net proceeds of approximately $19.0 million after deducting $1.4 million in commissions and other transaction costs.

On June 25, 2026, the Company completed a private placement (the “PIPE Financing”) pursuant to a Securities Purchase Agreement dated June 23, 2026 with certain new and existing institutional and accredited investors. Gross proceeds from the financing were approximately $15.0 million before deducting placement agent fees and other offering expenses. At the closing of the PIPE Financing, the Company issued an aggregate of 3,734,678 units at a purchase price of $4.0165 per unit (or $4.016 per unit for units including a pre-funded warrant). Each unit consisted of (a) one share of the Company's common stock or, at the election of the investor, one pre-funded warrant to purchase one share of common stock; and (b) a contractual right to receive one Series A and one Series B warrant upon receipt of the required stockholder approval under Nasdaq Listing Rule 5635. The Company issued 2,987,667 shares of common stock and 747,011 pre-funded warrants at the closing of the financing. The pre-funded warrants have an exercise price of $0.0005 per share, are immediately exercisable, do not expire and are exercisable for cash or, under certain circumstances, on a cashless basis. The pre-funded warrants contain customary anti-dilution adjustments for stock splits, stock dividends and similar recapitalization events and include beneficial ownership limitations that prohibit exercise if the holder would beneficially own more than a specified percentage of the Company's outstanding common stock, unless such limitation is waived in accordance with the terms of the warrants.

At the 2026 Annual Meeting of Stockholders held on August 19, 2026, the Company’s stockholders approved, among other things, (a) the issuance of Series A Warrants to purchase up to an aggregate of 3,734,678 shares of common stock and Series B Warrants to purchase up to an aggregate of 3,734,678 shares of common stock pursuant to the Securities Purchase Agreement, including issuances to certain directors and officers of the Company; and (b) the issuance of shares of common stock upon exercise of such Series A Warrants and Series B Warrants, or in lieu thereof, pre-funded warrants to purchase shares of common stock and the shares of common stock issuable upon exercise thereof, in each case, pursuant to Nasdaq Listing Rule 5635(d). Following receipt of such stockholder approval, the Company issued (a) Series A warrants to purchase up to 3,734,678 shares of common stock (or pre-funded warrants in lieu thereof), with an exercise price of $4.0165 per share; and (b) Series B warrants to purchase up to 3,734,678 shares of common stock (or pre-funded warrants in lieu thereof), with an exercise price of $5.00 per share. The Series A and Series B warrants became exercisable upon issuance and are subject to customary anti-dilution adjustments, beneficial ownership limitations and other customary terms contained in the respective warrant agreements. The Series A warrants will expire on the earlier of (i) December 25, 2027 and (ii) 30 days following our public announcement of the clearance of our Investigational New Drug Application by the U.S. Food and Drug Administration for CM5480. The Series B Warrants will expire on June 25, 2031.

The Company evaluated the pre-funded warrants and the contractual rights to receive the Series A and Series B warrants under ASC 480 and ASC 815-40. Management concluded that the pre-funded warrants and the Series A and Series B warrants meet the requirements for equity classification. Accordingly, the proceeds from the financing were allocated between the common stock, pre-funded warrants and the Series A and Series B warrants on a relative fair value basis. The allocated amounts were recorded within additional paid-in capital upon issuance.

Underwritten Public Offering

On November 1, 2024, the Company closed an underwritten public offering of 544,000 shares of its common stock at a price to the public of $18.75 per share (the “2024 Follow-On”). The gross proceeds from the offering, before deducting underwriting discounts and commissions and offering expenses, were $10.2 million. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 81,600 shares of its common stock at the public offering price, less underwriting discounts and commissions, which option expired unexercised.

Shelf Registration Statement and At the Market Offering

In August 2023, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”). The Shelf Registration Statement permitted the offering, issuance and sale of common stock, preferred stock, debt securities and warrants having an aggregate offering price of up to $100.0 million in one or more offerings and in any combination of the foregoing.

The Shelf Registration Statement contained two prospectuses, a base prospectus and an at-the-market offering prospectus, as supplemented on March 29, 2024 (as supplemented, the “Original Prospectus Supplement”), that covered the offering, issuance and sale of up to $17.3 million of common stock through an at-the-market offering facility (the “ATM Facility”) pursuant to an at-the-market offering agreement (“ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), acting as sales agent.

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

The Company intends to use the net proceeds from the ATM Facility for general corporate purposes, which may include research and development expenses, clinical trial expenses, capital expenditures and working capital. The ATM Facility will terminate upon the earlier of (i) the sale of all of the shares of our common stock provided for in the at-the-market offering prospectus or (ii) termination of the ATM Agreement as permitted therein. The ATM Agreement may be terminated at any time by either party upon written notice.

The Company filed a prospectus supplement (the “2025 Prospectus Supplement”) to the Shelf Registration Statement with the SEC on November 6, 2025 providing for the sale of shares of common stock under the ATM Facility having an aggregate gross sales price of up to $9.7 million. During the nine months ended September 30, 2026, there were 9,822 shares sold under the ATM Facility for net proceeds of $0.03 million, after deducting negligible commissions and settlement expenses. As of September 30, 2026, the Company has sold 416,188 shares of common stock for net proceeds of approximately $5.8 million, after deducting $294,000 of commissions and settlement expenses paid under the ATM Facility. On August 18, 2026, the Shelf Registration Statement expired.

On March 3, 2026, the Company filed a shelf registration statement on Form S-3 (the “2026 Shelf Registration Statement”), which was declared effective on March 11, 2026. The 2026 Shelf Registration Statement permits the offering, issuance and sale of common stock, preferred stock, debt securities and warrants having an aggregate offering price of up to $125.0 million in one or more offerings and in any combination of the foregoing.

The Company filed a prospectus supplement (the “2026 Prospectus Supplement”) to the 2026 Shelf Registration Statement with the SEC on September 30, 2026 providing for the sale of shares of common stock under the ATM Facility having an aggregate gross offering price of up to $25.0 million.

As of September 30, 2026, approximately $25.0 million remained available under the ATM Facility for the offer and sale of shares of common stock pursuant to the 2026 Prospectus Supplement.

Common Stock Warrants

In October 2022, Private CalciMedica granted warrants to certain officers and directors to purchase 99,394 shares of common stock. In conjunction with the Merger, the warrants converted to 2,862 warrants of the Company at an exercise price of $52.10. The warrants have a 10-year term and vest ratably over 12 and 48 months. At the date of issuance, the fair value of the warrants collectively was $125,000 and was determined utilizing Black-Scholes and will be recognized as general and administrative expense over the vesting periods. Assumptions used in the valuation were as follows: expected term of ten years, risk free rate of 4.10%, volatility of 82% and a dividend yield of zero. The warrants are classified as equity, and the Company expensed zero to general and administrative expense for the three months ended September 30, 2026 and 2025 and zero and $1,000 to general and administrative expense for the nine months ended September 30, 2026 and 2025, respectively.

In connection with the 2024 Private Placement, the Company issued Tranche A Common Warrants, Tranche B Common Warrants and Pre-Funded Warrants. Tranche A Common Warrants were exercisable until July 27, 2024. The Tranche B Common

Warrants were exercisable immediately upon issuance and will expire upon the earlier of (i) 5:00 p.m. (New York City time) on December 31, 2026 and (ii) 30 days following the Company's public disclosure of topline results from a Phase 2 clinical trial in patients with acute kidney injury. The purchase price per share and accompanying Common Warrants was $19.135 (or $21.9575 for directors, employees or consultants of the Company participating in the 2024 Private Placement) (or $19.1345 per Pre-Funded Warrant and accompanying Common Warrants, which represented the price of $19.135 per share and accompanying Common Warrants minus the $0.0005 per share exercise price of each such Pre-Funded Warrant).

The Tranche A Common Warrants had a strike price of $26.80 per share, were not deemed equity and were classified as a liability in the Company’s unaudited condensed consolidated balance sheets. At the date of issuance, the fair value of the Tranche A Common Warrants was $4.1 million utilizing Black-Scholes with the following assumptions: expected term of 0.94 years, risk-free interest rate of 4.9%, volatility of 100% and a dividend yield of zero. As of the balance sheet date of September 30, 2026, the value of the Tranche A Common Warrants was zero as the Tranche A Common Warrants expired on July 27, 2024.

The Tranche B Common Warrants have a strike price of $35.75 per share, are not deemed equity and are classified as a liability in the Company’s unaudited condensed consolidated balance sheets. At the date of issuance, the fair value of the Tranche B Common Warrants was $7.1 million utilizing Black-Scholes with the following assumptions: expected term of 1.69 years, risk-free interest rate of 4.5%, volatility of 100% and a dividend yield of zero. As of the balance sheet date of September 30, 2026, the value of the Tranche B Common Warrants was nil, with the change in fair value of zero and $0.8 million for the three months ended September 30, 2026 and 2025, respectively, and $4.4 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively, recorded in the unaudited condensed consolidated statements of operations in other income (expense).

The Pre-Funded Warrants have a strike price of $0.0005 per share, are deemed equity and included in the equity section of the Company’s unaudited condensed consolidated balance sheets. At the date of issuance, the fair value of the Pre-Funded Warrants was $0.5 million using the relative fair value method. The Pre-Funded Warrants were exercised on January 28, 2026.

The Placement Agent Warrants have a strike price of $0.0005 per share, are deemed equity and included in the equity section of the Company’s unaudited condensed consolidated balance sheets. At date of issuance, the fair value of the Placement Agent Warrants was $0.1 million using the relative fair value method and is included in equity at September 30, 2026.

In May 2024, the Company granted a warrant to a consulting firm affiliated with its former interim chief financial officer to purchase 2,000 shares of common stock (“Common Stock Warrant”). At the date of issuance, the fair value of the warrant was $20,000 and was determined utilizing Black-Scholes and will be recognized as general and administrative expense over the vesting periods. Assumptions used in the valuation were as follows: expected term of twelve months, risk free rate of 4.42%, volatility of 89% and a dividend yield of zero. The warrant is classified as equity, and the Company expensed zero for the three months ended September 30, 2026 and 2025, and zero and $7,000 for the nine months ended September 30, 2026 and 2025, respectively, to general and administrative expense in the unaudited condensed consolidated statements of operations.

In connection with the Loan, pursuant to the funding of Tranche 1 on the Closing Date, the Company issued to the Lender a warrant to purchase 128,232 shares of common stock of the Company (the “Warrant”) at an exercise price per share equal to $11.60 (the “Stock Purchase Price”) which is classified as a liability in the Company’s unaudited condensed consolidated balance sheets. At the date of issuance, the fair value of the Warrant was $1.1 million and was determined utilizing Black-Scholes with the following assumptions: expected term of 5.0 years, risk-free interest rate of 3.9%, volatility of 110% and a dividend yield of zero. The Warrant is exercisable until February 28, 2030 (the “Expiration Date”) and upon a change of control, the Lender would be entitled to receive the shares of common stock underlying the Warrant without payment of the exercise price.

In connection with the First Amendment to the Loan Agreement, the Company (a) amended the existing lender warrant issued on February 28, 2025 by reducing its exercise price from $11.60 per share to $5.00 per share and adding a beneficial ownership limitation; and (b) issued to the Lender a new warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $5.00 per share, exercisable through June 23, 2031, with customary anti-dilution provisions and cashless exercise features.

The Series A Warrants and Series B Warrants (together, the “Series Warrants”) were issued following stockholder approval obtained on August 19, 2026, with Series A Warrants to purchase up to 3,734,678 shares of common stock at an exercise price of $4.0165 per share and Series B Warrants to purchase up to 3,734,678 shares of common stock at an exercise price of $5.00 per share, with the Series B Warrants expiring on June 25, 2031. The Series Warrants are deemed as equity and included in the equity section of the Company’s unaudited condensed consolidated balance sheets.

As of the balance sheet date September 30, 2026, the fair value of the Warrants was $0.3 million, with a decrease in fair value of $1.0 million and an increase in fair value of $0.8 million for the three months ended September 30, 2026 and 2025, respectively, and a decrease in fair value of $3.3 million and an increase in fair value of $0.4 million for the nine months ended September 30, 2026 and 2025, respectively, being recorded in the unaudited condensed consolidated statements of operations in other income (expense).

7. Stock-based Compensation

2023 Equity Incentive Plan

The Company adopted its 2023 Equity Incentive Plan (the “2023 Plan”), which became effective at the closing of the Merger and replaced the Company’s 2020 Equity Incentive Plan (“2020 Plan”) on the effective date of the Merger. As of the effective date of the Merger, there were 200,000 shares of the Company’s common stock available for grant under the 2023 Plan. In addition, the share reserve is subject to annual increases each January 1 for the first ten years following approval of the 2023 Plan of up to 5% of shares of the Company’s common stock outstanding (or a lesser number determined by the Company’s board of directors). Effective January 1, 2024, the shares reserved for issuance under the 2023 Plan were increased by 57,545 shares. Effective March 28, 2024, the Board approved an increase of 300,000 shares of the Company’s common stock reserved under the 2023 Plan, which was subsequently approved by the stockholders of the Company on August 27, 2024. Effective on January 1, 2025, the shares reserved for issuance under the 2023 Plan were increased by 134,819 shares. On April 23, 2025 the Board approved an increase of 120,000 shares of the Company’s common stock reserved for issuance under the 2023 Plan, which was subsequently approved by the stockholders of the Company on June 24, 2025. Effective on January 1, 2026, the shares reserved for issuance under the 2023 Plan were increased by 154,374 shares. On July 20, 2026, the Board approved an amendment to the 2023 Plan (the “2023 Amended Plan”) to, among other things, increase the number of shares of common stock authorized for issuance under the plan by 1,500,000 shares and to include in the calculation of the annual automatic share reserve increase shares of common stock issuable upon conversion or exercise of convertible preferred stock and pre-funded warrants, as applicable, which amendment was approved by the Company’s stockholders at the 2026 Annual Meeting of Stockholders held on August 19, 2026. As of September 30, 2026, 53,700 options have been returned to the 2023 Plan and 364,612 shares of the Company’s common stock were available for grant under the 2023 Plan.

2023 Employee Stock Purchase Plan

The Company adopted the 2023 Employee Stock Purchase Plan (the “2023 ESPP”) which became effective at the closing of the Merger. As of the effective time of the Merger, there were 13,000 shares of the Company’s common stock reserved for issuance under the 2023 ESPP. In addition, the share reserve is subject to annual increases each January 1 for the first ten years following approval of the 2023 ESPP of the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 39,000 shares of the Company’s common stock, or (iii) such lesser number of shares of the Company’s common stock as determined by the Company’s board of directors. An annual increase of 26,963 and 30,875 shares of the Company’s common stock was automatically added to the share reserve under the 2023 ESPP on January 1, 2025 and 2026, respectively. As of September 30, 2026, 82,347 shares of the Company’s common stock were available for grant under the 2023 ESPP.

As of September 30, 2026, no shares have been issued under the 2023 ESPP.

The following table summarizes the stock option transactions for the 2023 Plan:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	970,598	$19.34	8.10	$15,936
Granted	1,350,491	1.89	9.93	—
Exercised	—	—	—	—
Forfeited/Cancelled	(56,237)	10.28	—	—
Outstanding at September 30, 2026	2,264,852	$9.16	8.87	$—
Vested and exercisable at September 30, 2026	682,312	$21.75	7.06	$—

There were no options exercised and 1,350,491 options granted during the nine months ended September 30, 2026. The weighted-average fair value of options granted during the nine months ended September 30, 2026 and 2025 was $1.73 and $6.65, respectively. The total fair value of shares vested was $1.6 million and $2.2 million for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, stock-based compensation not yet recognized is $4.9 million, which the Company expects to recognize over an estimated weighted-average term of 2.5 years.

The following are the underlying assumptions in Black-Scholes to determine the fair value of the stock option grants for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
	2026	2025
Risk free interest rate	4.30%	3.85%
Expected volatility	121%	101%
Expected term (years)	5.92	5.86
Expected dividend yield	0%	0%

Restricted Stock Units (“RSUs”)

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. The aggregate grant date fair value of RSUs vested during the nine months ended September 30, 2026 was $26,250.

The following table summarizes RSU activity for the 2023 Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Nonvested at December 31, 2025	6,000	$17.50	2.75	$198
Vested	(1,500)	17.50	—	—
Nonvested at September 30, 2026	4,500	$17.50	2.00	$7
Expected to vest at September 30, 2026	4,500	$17.50	2.00	$7

Stock-based Compensation Expense

Stock-based compensation expense recognized for options, RSUs and Common Stock Warrants granted was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$170	$219	$613	$777
General and administrative	326	407	984	1,572
Total stock-based compensation expense	$496	$626	$1,597	$2,349

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at September 30, 2026:

September 30,
2026
Common stock warrants	8,360,347
Stock options issued and outstanding	2,264,852
RSUs outstanding	4,500
Shares available for issuance under the 2023 Plan	364,612
Shares available under the 2023 ESPP	82,347
Total	11,076,658

8. Commitments and Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

The Company has historically entered into contracts in the normal course of business with contract development and manufacturing organizations, for the manufacturing process development and the nonclinical/clinical supply manufacturing, and its vendors for nonclinical research studies and other services or products for operating purposes. These contracts generally provide for termination on notice of 60 to 90 days. As of September 30, 2026, there are seven such contracts related to the CDMO for the development of Auxora and CM5480 for $1.1 million of associated costs, still in effect for future services, and there were no unpaid cancellation or other related costs.

The Company is also, from time to time, a party or subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Some of these proceedings have involved, and may involve in the future, claims that are subject to substantial uncertainties and unascertainable damages.

Operating Lease Agreements

The Company has an operating lease for office space in La Jolla, California. In December 2025, the lease was amended and renewed for an additional month-to-month term through March 1, 2026, with an option that was extended for another 12-month term through February 28, 2027, and therefore qualifies for the short-term lease exception. The Company also relocated to smaller premises of approximately 691 square feet with a new monthly rent amount of $4,375. Monthly rent expense of approximately $13,300 was paid for each of the first two months of 2026. Over the next five months, the Company expects cash requirements for its lease obligation to be approximately $22,000.

Rent expense for the three months ended September 30, 2026 and 2025 was $13,000 and $32,000, respectively, and for the nine months ended September 30, 2026 and 2025 was $57,000 and $95,000, respectively, which is included in operating expenses.

Legal Proceedings

On April 11, 2025, Henry McKinnell, a stockholder of the Company (“McKinnell”), filed a complaint (the “Complaint”) against the Company and two members of the Company’s board of directors regarding a $1.5 million investment in the Company in connection with the Company’s merger with Graybug. The Complaint was filed in the Superior Court of the State of California for the County of San Diego and alleges that the Company made false representations to McKinnell to induce his investment. McKinnell seeks return of his investment plus interest and attorneys’ fees. The Complaint asserts causes of action for fraud, violation of the California Corporations Code, conspiracy to commit fraud, breach of contract, and breach of the duty of good faith and fair dealing.

The Company cannot predict the outcome of any litigation. The Company intends to vigorously defend against the allegations made in the Complaint.

9. Employee Benefits

In January 2007, Private CalciMedica adopted a defined contribution 401(k) plan for substantially all employees. There were no contributions made by the Company to the 401(k) plan for the three and nine months ended September 30, 2026 and 2025, respectively.

10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2026 and 2025 due to continuing losses. As of both September 30, 2026 and December 31, 2025, the Company continues to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative net losses.

11. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(1,674)	$(7,804)	$(4,350)	$(18,802)
Denominator
Basic and diluted
Weighted-average common shares outstanding, basic and diluted	6,894,741	2,810,605	4,496,714	2,668,494
Weighted-average pre-funded warrants outstanding, basic and diluted	—	61,301	—	61,301
Weighted-average placement agent warrants outstanding, basic and diluted	15,148	15,148	15,148	15,148
Weighted-average lender warrants outstanding, basic and diluted	—	128,232	—	100,989
Weighted-average number of shares used to calculate basic and diluted net loss per share	6,909,889	3,015,286	4,511,862	2,845,932
Net loss per share - basic and diluted	$(0.24)	$(2.59)	(0.96)	$(6.61)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of September 30,
	2026	2025
Stock options to purchase common stock	2,264,852	956,681
RSUs	4,500	8,000
Warrants to purchase common stock	8,345,199	722,306
Total	10,614,551	1,686,987

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

Clinical and nonclinical data suggest that inhibition of CRAC channels may have therapeutic potential through a dual mechanism involving modulation of inflammatory signaling and protection of tissue cells from calcium-mediated injury. Dysregulated CRAC channel signaling has been implicated in a range of acute and chronic diseases characterized by immune activation, inflammation, vascular dysfunction, fibrosis, remodeling, and cellular injury. We seek to leverage our CRAC channel inhibitor platform to develop therapies for indications in which these pathways are clinically relevant.

Our pipeline includes Auxora, a potent and selective small-molecule CRAC channel inhibitor formulated for intravenous administration whose active compound is zegocractin (formerly CM4620), and CM5480, a proprietary, selective oral small-molecule CRAC channel inhibitor. Auxora has been evaluated in multiple Phase 2 clinical trials in acute and critical-care settings, including acute pancreatitis (“AP”), severe COVID-19 pneumonia, pediatric asparaginase-induced pancreatic toxicity (“AIPT”), and acute kidney injury (“AKI”). Following feedback from the FDA in July 2026, we are advancing preparations for a potential Phase 2b clinical trial evaluating Auxora in AP, which is intended to inform the design of a potential Phase 3 development program. We also plan to evaluate Auxora in a Phase 1b proof-of-concept study in patients with pulmonary hypertension (“PH”). Details on this trial and the target patient population are expected by year-end 2026, with data anticipated in mid-2027.

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

In January 2026, following a recommendation from the Independent Data Monitoring Committee (“IDMC”), we paused enrollment in the KOURAGE Phase 2 clinical trial evaluating Auxora in patients with AKI and acute hypoxemic respiratory failure (“AHRF”) due to a safety concern relating to a mortality imbalance that warranted reevaluation of the study design. The IDMC did not identify evidence of drug-related toxicity, and our comprehensive review, performed in conjunction with external experts, reached the same conclusion. Our review also identified imbalances in patients’ baseline disease severity that informed revisions to the protocol design.

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

In January 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors, in which we sold the following securities to the accredited investors in a private placement transaction (the “2024 Private Placement”): (i) an aggregate of 997,122 shares of our common stock; (ii) to certain investors, in lieu of shares, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 61,301 shares of our common stock; (iii) Tranche A Common Warrants (the “Tranche A Common Warrants”) to purchase an aggregate of up to 529,211 shares of our common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of our common stock issuable upon exercise of such Pre-Funded Warrants); and (iv) Tranche B Common Warrants (the “Tranche B Common Warrants” and together with the Tranche A Common Warrants, the “Common Warrants”) to purchase an aggregate of up to 529,211 shares of our common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of our common stock issuable upon exercise of such Pre-Funded Warrants). The purchase price per share and accompanying Common Warrants was $19.135 (or $21.9575 for directors, employees or consultants participating in the 2024 Private Placement) (or $19.1345 per Pre-Funded Warrant and accompanying Common Warrants, which represented the price of $19.135 per share and accompanying Common Warrants minus the $0.0005 per share exercise price of each such Pre-Funded Warrant).

The initial closing of the 2024 Private Placement occurred on January 23, 2024 and the second closing occurred on February 5, 2024. Gross proceeds from the transaction were $20.4 million with net proceeds of approximately $19.0 million after deducting $1.4 million in commissions and other transaction costs. The Tranche A Common Warrants expired unexercised on July 27, 2024.

On November 1, 2024, we closed an underwritten public offering of 544,000 shares of our common stock at a price to the public of $18.75 per share pursuant to the Shelf Registration Statement (the “2024 Follow-On”). The gross proceeds from the offering, before deducting underwriting discounts and commissions and offering expenses, were $10.2 million.

In August 2023, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which contained two prospectuses, a base prospectus and an at-the-market offering prospectus, as supplemented on March 29, 2024 (as supplemented, the “Original Prospectus Supplement”) that covered the offering, issuance and sale of up to $17.3 million of common stock pursuant to an at the market offering agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) acting as sales agent (the “ATM Facility”). The Shelf Registration Statement permitted the offering, issuance and sale of common stock, preferred stock, debt securities and warrants having an aggregate offering price of up to $100.0 million in one or more offerings and in any combination of the foregoing.

In connection with the 2024 Follow-On, on October 30, 2024, we suspended sales of common stock under the ATM Facility pursuant to the Original Prospectus Supplement, and until December 20, 2024, did not offer for sale any shares of common stock. We filed the 2024 Prospectus Supplement with the SEC on December 20, 2024 providing for the sale of shares of common stock under the ATM Facility having an aggregate gross sales price of up to $4.45 million. On November 6, 2025, we filed the 2025 Prospectus Supplement which increased our capacity for sales of common stock under the ATM Facility to an aggregate gross sales price of up to $9.7 million. During the three and nine months ended September 30, 2026, there were 9,822 shares sold under the ATM Facility for net proceeds of $0.03 million, after deducting negligible commissions and settlement expenses. As of September 30, 2026, we sold an aggregate of 416,188 shares of common stock for net proceeds of approximately $5.8 million, after deducting $294,000 of commissions and settlement expenses paid under the ATM Facility. On August 18, 2026, the Shelf Registration Statement expired.

On February 28, 2025 (the “Closing Date”), we entered into a Loan and Security Agreement and the Supplement to the Loan and Security Agreement (together, the “Loan Agreement”) with Avenue Venture Opportunities Fund II, L.P. (“Lender”) and Avenue Capital Management II, L.P., as administrative agent and collateral agent, for growth capital loans in an aggregate principal amount of up to $32,500,000 (the “Loan”), with (i) $10,000,000 funded on March 3, 2025 (“Tranche 1”), (ii) up to $7,500,000 to be made available to us between September 1, 2025 and March 31, 2026, which was subject to, among other things, our achievement of certain milestones with respect to certain of our ongoing clinical trials (“Tranche 2”) and (iii) up to $15,000,000 to be made available to us between October 1, 2025 and March 31, 2026, which was subject to, among other things, (a) our achievement of additional milestones with respect to certain of our ongoing clinical trials and (b) the mutual written agreement of us and the Lender (upon its investment committee approval) (“Tranche 3”). In connection with the pause in enrollment in the KOURAGE trial, Tranche 2 and Tranche 3 are no longer available to us. The Loan bears interest at an annual rate equal to the greater of (a) the sum of 5.00% plus the prime rate as reported in The Wall Street Journal and (b) 12.75%. The Loan is secured by a lien upon and security interest in all of our assets, including intellectual property, subject to agreed exceptions.

On June 23, 2026, we amended the Loan Agreement to extend the interest-only period by one year through September 30, 2027 and extend the maturity date to September 1, 2029. The amendment also modified certain conversion features and increased the final payment fee payable at maturity or repayment. Management believes the amendment provides additional financial flexibility by deferring scheduled principal repayments on the outstanding loan. Tranche 2 and Tranche 3 are no longer available to us.

On March 3, 2026, we filed a shelf registration statement on Form S-3 (the “2026 Shelf Registration Statement”). The 2026 Shelf Registration Statement permits the offering, issuance and sale of common stock, preferred stock, debt securities and warrants having an aggregate offering price of up to $125.0 million in one or more offerings and in any combination of the foregoing.

On June 25, 2026, we completed a private placement (the “PIPE Financing”) pursuant to a Securities Purchase Agreement dated June 23, 2026 with certain new and existing institutional and accredited investors. Gross proceeds from the financing were approximately $15.0 million before deducting placement agent fees and other offering expenses. At the closing of the PIPE

Financing, we issued an aggregate of 3,734,678 units at a purchase price of $4.0165 per unit (or $4.016 per unit for units including a pre-funded warrant). Each unit consisted of (a) one share of our common stock or, at the election of the investor, one pre-funded warrant to purchase one share of common stock; and (b) a contractual right to receive one Series A warrant and one Series B warrant upon receipt of the required stockholder approval under Nasdaq Listing Rule 5635. We issued 2,987,667 shares of common stock and 747,011 pre-funded warrants at the closing of the financing. The pre-funded warrants have an exercise price of $0.0005 per share, are immediately exercisable, do not expire and are exercisable for cash or, under certain circumstances, on a cashless basis. The pre-funded warrants contain customary anti-dilution adjustments for stock splits, stock dividends and similar recapitalization events and include beneficial ownership limitations that prohibit exercise if the holder would beneficially own more than a specified percentage of our outstanding common stock, unless such limitation is waived in accordance with the terms of the warrants.

At the 2026 Annual Meeting of Stockholders held on August 19, 2026, our stockholders approved, among other things, (a) the issuance of Series A Warrants to purchase up to an aggregate of 3,734,678 shares of common stock and Series B Warrants to purchase up to an aggregate of 3,734,678 shares of common stock pursuant to the Securities Purchase Agreement, including issuances to certain directors and officers of the Company, and (b) the issuance of shares of common stock upon exercise of such Series A Warrants and Series B Warrants, or in lieu thereof, pre-funded warrants to purchase shares of common stock and the shares of common stock issuable upon exercise thereof, in each case, pursuant to Nasdaq Listing Rule 5635(d). Following receipt of such stockholder approval, we issued (a) Series A Warrants to purchase up to 3,734,678 shares of common stock (or pre-funded warrants in lieu thereof), with an exercise price of $4.0165 per share, and (b) Series B Warrants to purchase up to 3,734,678 shares of common stock (or pre-funded warrants in lieu thereof), with an exercise price of $5.00 per share. The Series A Warrants and Series B Warrants became exercisable upon issuance and are subject to customary anti-dilution adjustments, beneficial ownership limitations and other customary terms contained in the respective warrant agreements. The Series A Warrants will expire on the earlier of (i) December 25, 2027 and (ii) 30 days following our public announcement of the clearance of our Investigational New Drug Application by the U.S. Food and Drug Administration for CM5480. The Series B Warrants will expire on June 25, 2031.

We filed the 2026 Prospectus Supplement to the 2026 Shelf Registration Statement with the SEC on September 30, 2026 providing for the sale of shares of common stock under the ATM Facility having an aggregate gross offering price of up to $25.0 million.

On August 27, 2026, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-5 reverse stock split of our issued and outstanding common stock (the "Reverse Stock Split") and a reduction in the total number of authorized shares of our common stock from 500,000,000 to 100,000,000. The Reverse Stock Split became effective at 5:00 p.m. Eastern Time on August 28, 2026, and our common stock began trading on the Nasdaq Capital Market on a post-Reverse Stock Split basis when the market opened on August 31, 2026. Except as otherwise noted or the context otherwise requires, all share and per share amounts in this Quarterly Report on Form 10-Q give retroactive effect to the Reverse Stock Split.

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Through September 30, 2026, our operations have been funded primarily by aggregate net proceeds of $207.5 million from the issuance of convertible preferred stock, convertible promissory notes, promissory notes, warrants, common stock, and the Merger. Since inception we have had significant net losses, except for the three-month periods ended March 31, 2026 and March 31, 2024. Our net loss was $4.4 million for the nine months ended September 30, 2026. Included in the net loss for the nine months ended September 30, 2026 were total operating expenses of $14.4 million, interest expense of $1.0 million offset by a non-cash gain from the fair value adjustment to our warrant liability and promissory note of $10.5 million, interest income of $0.3 million and other income of $0.2 million. As of September 30, 2026, we had an accumulated deficit of $193.7 million and $13.8 million in cash, cash equivalents and short-term investments. Specifically, we expect that our cash, cash equivalents and short-term investments will allow us to fund our current operating plan into the second half of 2027 through the anticipated data readout of our planned Phase 1b proof-of-concept study of Auxora in patients with PH and our planned submission of an IND for CM5480 in PH. As a result, there is substantial doubt about our ability to continue as a going concern. In addition, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, nor will it be sufficient to initiate and complete our planned Phase 2b clinical trial of Auxora in AP, nor will they be sufficient to pursue additional indications for Auxora or CM5480 beyond our current operating plan, nor will it be sufficient to fund work on other product candidates in our portfolio aside from Auxora and CM5480, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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
•
costs related to production of nonclinical and clinical materials, including fees paid to contract manufacturers;
•
laboratory and vendor expenses related to the execution of nonclinical studies and previously planned and ongoing clinical trials;
•
laboratory supplies and materials used for internal research and development activities;

Most of our historical research and development expenses have been related to the nonclinical and clinical development of Auxora. We have not reported program costs since inception because we have not tracked or recorded our research and development expenses on a program-by-program basis historically due to the fact that these costs do not necessarily correlate to the overall research and development efforts attributable to such programs and these costs can vary significantly from period to period. We have historically used our personnel and infrastructure resources across the breadth of our research and development activities, which are directed toward identifying and developing product candidates.

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

Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of the current or future nonclinical studies and clinical trials or if, when, or to what extent we will generate revenues from the commercialization and sale of our product candidates or if we even continue to pursue such product development, commercialization or sales. We may never succeed in achieving regulatory approval for our product candidates. The duration, costs and timing of nonclinical studies and clinical trials and development of our remaining product candidates, to the extent we continue to pursue such activities, will depend on a variety of factors, including:

•
successful completion of nonclinical studies and initiation of clinical trials for Auxora, our other current product candidates and any future product candidates;
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

We may never succeed in achieving regulatory approval for any of our remaining product candidates. We may obtain unexpected results from our nonclinical studies and subsequent clinical trials, if any. We may elect to discontinue, delay or modify future clinical trials or nonclinical activities of some product candidates or focus on others. A change in the outcome of any of these factors could mean a significant change in the costs and timing associated with the development of our current nonclinical product candidates. For example, if the FDA, or another regulatory authority, were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development, or if we experience significant delays in execution of or enrollment in any of our nonclinical studies or future clinical trials, if any, we could be required to expend significant additional financial resources and time on the completion of nonclinical and clinical development.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following sets forth our results of operations (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
Operating expenses:
Research and development	$2,319	$3,851	$(1,532)	(40%)
General and administrative	2,432	1,767	665	38%
Total operating expenses	4,751	5,618	(867)	(15%)
Loss from operations	(4,751)	(5,618)	867	(15%)
Other income (expense)	3,077	(2,186)	5,263	(241%)
Net loss	$(1,674)	$(7,804)	$6,130	(79%)

Research and Development Expenses

Research and development expenses comprised (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
Nonclinical studies and clinical trial-related activities	$710	$2,158	$(1,448)	(67%)
Chemistry, manufacturing and controls	113	415	(302)	(73%)
Personnel costs	1,194	934	260	28%
Consultants and other costs	302	344	(42)	(12%)
Total research and development expenses	$2,319	$3,851	$(1,532)	(40%)

Research and development expenses were $2.3 million for the three months ended September 30, 2026, compared to $3.9 million for the three months ended September 30, 2025. The decrease of $1.5 million was due primarily to a decrease of $1.4 million in nonclinical activities relating to Auxora and the pause of our clinical trial for AKI and a decrease of $0.3 million in chemistry, manufacturing and controls also due to our clinical trial for AKI pausing, partially offset by an increase of $0.2 million in personnel inclusive of severance, consultants and other costs.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
Personnel costs	$1,134	$1,108	$26	2%
Facility costs	110	129	(19)	(15%)
Professional services	751	393	358	91%
Consultants and other costs	437	137	300	219%
Total general and administrative expenses	$2,432	$1,767	$665	38%

General and administrative expenses were $2.4 million for the three months ended September 30, 2026, compared to $1.8 million for the three months ended September 30, 2025. The increase of $0.7 million was primarily related to an increase of $0.4 million in professional services and $0.3 million in consultants and other costs.

Other Income (Expense)

Other income for the three months ended September 30, 2026 was $3.1 million, compared with other expense of $2.2 million for the three months ended September 30, 2025. The increase of $5.3 million was due to a $3.3 million gain compared to a $2.0 million loss from fair value adjustments to our financial instruments for the three months ended September 30, 2026 and September 30, 2025, respectively.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following sets forth our results of operations (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
Operating expenses:
Research and development	$7,906	$12,127	$(4,221)	(35%)
General and administrative	6,468	6,609	(141)	(2%)
Total operating expenses	14,374	18,736	(4,362)	(23%)
Loss from operations	(14,374)	(18,736)	4,362	(23%)
Other income (expense)	10,024	(66)	10,090	(15,288%)
Net loss	$(4,350)	$(18,802)	$14,452	(77%)

Research and Development Expenses

Research and development expenses comprised (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
Nonclinical studies and clinical trial-related activities	$2,951	$6,290	$(3,339)	(53%)
Chemistry, manufacturing and controls	660	1,265	(605)	(48%)
Personnel	3,292	2,903	389	13%
Consultants and other costs	1,003	1,669	(666)	(40%)
Total research and development expenses	$7,906	$12,127	$(4,221)	(35%)

Research and development expenses were $7.9 million for the nine months ended September 30, 2026, compared to $12.1 million for the nine months ended September 30, 2025. The decrease of $4.2 million was due primarily to a decrease of $3.3 million in nonclinical studies and clinical trial activities for Auxora, including its AKI program, a decrease of $0.7 million in consultants and other costs and a decrease of $0.6 million in chemistry, manufacturing and controls activities for our Phase 2 clinical trials of Auxora. These decreases were partially offset by an increase of $0.4 million in personnel costs inclusive of severance.

General and Administrative Expenses

General and administrative expenses to support our business activities comprised (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
Personnel costs	$3,152	$3,788	$(636)	(17%)
Facility costs	310	411	(101)	(25%)
Professional services	2,197	1,731	466	27%
Consultants and other costs	809	679	130	19%
Total general and administrative expenses	$6,468	$6,609	$(141)	(2%)

General and administrative expenses were $6.5 million for the nine months ended September 30, 2026, compared to $6.6 million for the nine months ended September 30, 2025. The decrease of $0.1 million was primarily related to a decrease in personnel and facilities of $0.7 million offset by an increase of $0.6 million in professional services, consultants and other costs.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2026 was $10.0 million, compared to other expense of $0.1 million for the nine months ended September 30, 2025. The increase of $10.1 million was due to the fair value adjustments to our financial instruments which resulted in a net gain of $10.5 million compared to a $0.2 million gain for the nine months ended September 30, 2026 and 2025, respectively. Additionally there was a decrease in interest expense associated with our promissory note of $0.1 million. These were both offset by a decrease in interest income of $0.3 million driven by the balances of our cash equivalents and short-term investments.

Liquidity and Capital Resources

Overview

As of September 30, 2026, we had cash, cash equivalents and short-term investments of $13.8 million.

As further described below, on February 28, 2025, the Company entered into the Loan Agreement with Avenue Venture Opportunities Fund II, L.P. and Avenue Capital Management II, L.P. for an initial $10.0 million of gross proceeds. We filed the 2026 Prospectus Supplement to the 2026 Shelf Registration Statement with the SEC on September 30, 2026 providing for the sale of shares of common stock under the ATM Facility having an aggregate gross sales price of up to $25.0 million. As of September 30, 2026, our remaining capacity for sales of common stock under the ATM Facility was $25.0 million.

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis which assumes we are a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Based on our current operating plans, we believe our cash, cash equivalents and short-term investments may not be sufficient to fund our operations for a period of one year following the issuance of the accompanying financial statements. Specifically, we expect that our cash, cash equivalents and short-term investments will allow us to fund our current operating plan into the second half of 2027 through the anticipated data readout of our planned Phase 1b proof-of-concept study of Auxora in patients with PH and our planned submission of an IND for CM5480 in PH. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. In addition, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, nor will it be sufficient to initiate and complete our planned Phase 2b clinical trial of Auxora in AP, nor will they be sufficient to pursue additional indications for Auxora or CM5480 beyond our current operating plan, nor will it be sufficient to fund work on other product candidates in our portfolio aside from Auxora and CM5480, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

Continued losses or declines in stockholders’ equity could require us to raise capital sooner than anticipated to maintain compliance with Nasdaq’s listing standards. Failure to maintain compliance could result in delisting, reduce the liquidity of our common stock and further impair our ability to raise capital. See Part II, Item 1A, “Risk Factors.”

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•
the progress, costs and results of our ongoing and planned clinical trials of Auxora and our ongoing and planned nonclinical studies and clinical trials for our other product candidates, including CM5480;
•
the scope, progress, results and costs of discovery research, nonclinical development, laboratory testing and clinical trials for our product candidates, including our ongoing and planned clinical trials of Auxora and our ongoing and planned nonclinical studies and clinical trials of CM5480;
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

Since we commenced operations in October 2006, we have primarily financed our operations through private placements of our preferred stock, convertible promissory notes, promissory notes, warrants, common stock, and through the Merger. We have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially for the foreseeable future. The development of drug product candidates is highly capital intensive. As our product candidates enter and advance through nonclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory and quality capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. The global credit and financial markets have experienced extreme volatility, including in liquidity and credit availability, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.

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

In August 2023, we filed the Shelf Registration Statement, which contains two prospectuses, a base prospectus and the Original Prospectus Supplement that covered the offering, issuance and sale of up to $17.3 million of common stock pursuant to the ATM Agreement with Wainwright, acting as sales agent. The Shelf Registration Statement permitted the offering, issuance and sale of common stock, preferred stock, debt securities and warrants having an aggregate offering price of up to $100.0 million in one or more offerings and in any combination of the foregoing.

In January 2024, we entered into the Purchase Agreement with certain accredited investors, in which we sold the following securities in the 2024 Private Placement: (i) an aggregate of 997,122 shares of our common stock; (ii) to certain investors, in lieu of shares, Pre-Funded Warrants to purchase an aggregate of 61,301 shares of our common stock; (iii) Tranche A Common Warrants to purchase an aggregate of up to 529,211 shares of our common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of our common stock issuable upon exercise of such Pre-Funded Warrants); and (iv) Tranche B Common Warrants to purchase an aggregate of up to 529,211 shares of our common stock (or Pre-Funded Warrants in lieu thereof and, in such case, shares of our common stock issuable upon exercise of such Pre-Funded Warrants). The purchase price per share and accompanying Common Warrants was $19.135 (or $21.9575 for directors, employees or consultants participating in the 2024 Private Placement) (or $19.1345 per Pre-Funded Warrant and accompanying Common Warrants, which represented the price of $19.135 per share and accompanying Common Warrants minus the $0.0005 per share exercise price of each such Pre-Funded Warrant).

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

In connection with the 2024 Follow-On, on October 30, 2024, we suspended sales of common stock under the ATM Facility pursuant to the Original Prospectus Supplement, and until December 20, 2024, did not offer for sale any shares of common stock. We filed the 2024 Prospectus Supplement with the SEC on December 20, 2024 providing for the sale of shares of common stock under the ATM Facility having an aggregate gross sales price of up to $4.45 million of shares of common stock. On November 6, 2025, we filed the 2025 Prospectus Supplement providing for the sales of shares of common stock under the ATM Facility having an aggregate gross sales price of up to $9.7 million. During the nine months ended September 30, 2026, there were 9,822 shares sold under the ATM Facility for net proceeds of $0.03 million, after deducting negligible commissions and settlement expenses. As of September 30, 2026, we sold an aggregate of 416,188 shares of common stock for net proceeds of approximately $5.8 million, after deducting $294,000 of commissions and settlement expenses paid under the ATM Facility. On August 18, 2026, the Shelf Registration Statement expired. Our ability to make sales under the ATM Facility is dependent on a number of factors as set forth in the ATM Facility, and in connection with the PIPE Financing, we agreed to refrain from making sales of equity securities, including under our ATM Facility, for a certain period of time following the effectiveness of a registration statement on Form S-3 to register the resale of shares purchased by investors in the PIPE Financing.

On February 28, 2025, we entered into the Loan Agreement with Avenue Venture Opportunities Fund II, L.P. and Avenue Capital Management II, L.P., as administrative agent and collateral agent, for growth capital loans in an aggregate principal amount of up to $32,500,000, with (i) Tranche 1 for $10,000,000 funded on March 3, 2025, (ii) Tranche 2 for up to $7,500,000 to be made available to us between September 1, 2025 and March 31, 2026, which was subject to, among other things, our achievement of certain milestones with respect to certain of our ongoing clinical trials and (iii) Tranche 3 for up to $15,000,000 to be made available to the Company between October 1, 2025 and March 31, 2026, which was subject to, among other things, (a) our achievement of additional milestones with respect to certain of our ongoing clinical trials and (b) the mutual written agreement of us and the Lender (upon its investment committee approval). In connection with the pause in enrollment in the KOURAGE trial, Tranche 2 and Tranche 3 are no longer available to the Company. The Loan bears interest at an annual rate equal to the greater of (a) the sum of 5.00% plus the prime rate as reported in The Wall Street Journal and (b) 12.75%. The Loan is secured by a lien upon and security interest in all of our assets, including intellectual property, subject to agreed exceptions.

On June 23, 2026, we amended the Loan Agreement to extend the interest-only period by one year through September 30, 2027 and extend the maturity date to September 1, 2029. The amendment also modified certain conversion features and increased the final payment fee payable at maturity or repayment. Management believes the amendment provides additional financial flexibility by deferring scheduled principal repayments on the outstanding loan. Tranche 2 and Tranche 3 are no longer available to us.

On March 3, 2026, we filed a shelf registration statement on Form S-3 (the “2026 Shelf Registration Statement”). The 2026 Shelf Registration Statement permits the offering, issuance and sale of common stock, preferred stock, debt securities and warrants having an aggregate offering price of up to $125.0 million in one or more offerings and in any combination of the foregoing.

On June 25, 2026, we completed a PIPE Financing pursuant to a Securities Purchase Agreement dated June 23, 2026 with certain new and existing institutional and accredited investors. Gross proceeds from the financing were approximately $15.0 million before deducting placement agent fees and other offering expenses. At the closing of the PIPE Financing, we issued an aggregate of 3,734,678 units at a purchase price of $4.0165 per unit (or $4.016 per unit for units including a pre-funded warrant). Each unit consisted of (a) one share of our common stock or, at the election of the investor, one pre-funded warrant to purchase one share of common stock; and (b) a contractual right to receive one Series A warrant and one Series B warrant upon receipt of the required stockholder approval under Nasdaq Listing Rule 5635. We issued 2,987,667 shares of common stock and 747,011 pre-funded warrants at the closing of the financing. The pre-funded warrants have an exercise price of $0.0005 per share, are immediately exercisable, do not expire and are exercisable for cash or, under certain circumstances, on a cashless basis. The pre-funded warrants contain customary anti-dilution adjustments for stock splits, stock dividends and similar recapitalization events and include beneficial ownership limitations that prohibit exercise if the holder would beneficially own more than a specified percentage of our outstanding common stock, unless such limitation is waived in accordance with the terms of the warrants.

At the 2026 Annual Meeting of Stockholders held on August 19, 2026, our stockholders approved, among other things, (a) the issuance of Series A Warrants to purchase up to an aggregate of 3,734,678 shares of common stock and Series B Warrants to purchase up to an aggregate of 3,734,678 shares of common stock pursuant to the Securities Purchase Agreement, including issuances to certain directors and officers of the Company, and (b) the issuance of shares of common stock upon exercise of such Series A Warrants and Series B Warrants, or in lieu thereof, pre-funded warrants to purchase shares of common stock and the shares of common stock issuable upon exercise thereof, in each case, pursuant to Nasdaq Listing Rule 5635(d). Following receipt of such stockholder approval, we issued (a) Series A Warrants to purchase up to 3,734,678 shares of common stock (or pre-funded warrants in lieu thereof), with an exercise price of $4.0165 per share, and (b) Series B Warrants to purchase up to 3,734,678 shares of common stock (or pre-funded warrants in lieu thereof), with an exercise price of $5.00 per share. The Series A Warrants and Series B Warrants became exercisable upon issuance and are subject to customary anti-dilution adjustments, beneficial ownership limitations and other customary terms contained in the respective warrant agreements. The Series A Warrants will expire on the earlier of (i) December 25, 2027 and (ii) 30 days following our public announcement of the clearance of our Investigational New Drug Application by the U.S. Food and Drug Administration for CM5480. The Series B Warrants will expire on June 25, 2031.

We filed the 2026 Prospectus Supplement to the 2026 Shelf Registration Statement with the SEC on September 30, 2026 providing for the sale of shares of common stock under the ATM Facility having an aggregate gross offering price of up to $25.0 million.

Our operations through September 30, 2026, have been funded primarily by aggregate net proceeds of $207.5 million from the issuance of convertible preferred stock, convertible notes, promissory notes, warrants, common stock, and the Merger. Since inception, we have had significant net losses, except for the three-month periods ended March 31, 2026 and 2024. Our net loss for the nine months ended September 30, 2026 was $4.4 million and consisted of total operating expenses of $14.4 million, interest expense of $1.0 million offset by a non-cash gain from the fair value adjustment to our warrant liability and promissory note of $10.5 million, interest income of $0.3 million and other income of $0.2 million. As of September 30, 2026, we had an accumulated deficit of $193.7 million and $13.8 million in cash, cash equivalents and short-term investments. During the nine months ended September 30, 2026, cash used in operations was $13.3 million, primarily due to cash outlays for operations. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(13,339)	$(16,326)
Investing activities	(7,601)	2,403
Financing activities	13,994	11,458
Net decrease in cash and cash equivalents	$(6,946)	$(2,465)

Net Cash Used in Operating Activities

Cash used in operating activities of $13.3 million during the nine months ended September 30, 2026 was attributable to our net loss of $4.4 million and non-cash items of $8.9 million. The net change in our operating assets and liabilities was immaterial. Non-cash items consisted primarily of $2.8 million and $7.7 million due to a change in our promissory note and warrant liabilities offset by $1.6 million of stock-based compensation.

Cash used in operating activities of $16.3 million during the nine months ended September 30, 2025 was attributable to our net loss of $18.8 million, offset by non-cash items of $2.2 million and a net change in our operating assets and liabilities of $0.3 million. Non-cash items consisted primarily of $2.3 million of stock-based compensation and debt issuance costs of $0.4 million as a result of the debt financing in the first quarter of 2025 offset by $0.2 million due to a change in our warrant liabilities and accretion on our short-term investments of $0.3 million.

Net Cash Provided by (Used In) Investing Activities

Cash used in investing activities of $7.6 million for the nine months ended September 30, 2026 consisted of purchases of our short-term investments of $9.1 million offset by the maturing of our short-term investments of $1.5 million.

Cash provided by investing activities of $2.4 million for the nine months ended September 30, 2025 consisted of the maturing of short-term investments of $17.8 million offset by purchases of short-term investments of $15.4 million.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2026 was $14.0 million and consisted primarily of the PIPE Financing and issuance of common stock of $11.2 million and the issuance of pre-funded warrants of $2.8 million.

Cash provided by financing activities for the nine months ended September 30, 2025 was $11.5 million and consisted primarily of the debt financing of $9.7 million and $1.8 million as a result of our ATM.

Material Cash Requirements

Our material cash requirements from known contractual obligations consisted primarily of our lease obligation and Loan Agreement. We lease office space in La Jolla, California with monthly rent expense of approximately $4,375 pursuant to a lease agreement that commenced on March 1, 2026 for another 12-month term through February 28, 2027. We also relocated to smaller premises of approximately 691 square feet. Monthly rent expense of approximately $13,300 was paid for each of the first two months of 2026. Over the next 5 months, we expect cash requirements for our lease obligation to be approximately $22,000.

Pursuant to the terms of the Loan Agreement with Avenue Venture Opportunities Fund II, L.P. and Avenue Capital Management II, L.P., as amended, we will make interest-only payments through September 2027 and we will be required to make principal payments beginning in October 2027. The maturity date of the Loan is September 2029.

We enter into contracts in the normal course of business with third-party service providers for clinical trials, nonclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material and we cannot reasonably estimate the timing of any related payments. We could also enter into additional research, manufacturing, supplier and other agreements in the future, which may require up-front payments and even long-term commitments of cash.

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

Research and Development Costs

We incur substantial expenses associated with clinical trials. Accounting for clinical trials relating to activities performed by CROs and other external vendors requires management to make estimates in regard to the timing and accounting for these expenses. We estimate costs of research and development activities conducted by service providers, which include the conduct of sponsored research, nonclinical studies and contract manufacturing activities. The diverse nature of services being provided under CRO and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicate the estimation of accruals for services rendered by CROs and other vendors in connection with clinical trials. We record the estimated costs of research and development activities based upon the number of services provided but not yet invoiced and include these costs in the accrued and other current liabilities on the balance sheets and within research and development expense on the statements of operations, and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. In estimating the duration of a clinical trial, we evaluate the start-up, treatment and wrap-up periods, compensation arrangements and services rendered attributable to each clinical trial and fluctuations are regularly tested against payment plans and trial completion assumptions.

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

Valuation of Common Warrants

Common Warrants were valued using Black-Scholes utilizing the following inputs: (i) a risk-free interest rate; (ii) volatility based on the expected term of the Common Warrant; and (iii) an exercise price and stock price on the date of the transaction. Several different scenarios were considered, and probability weighted to arrive at the final valuation. Increases or decreases in the fair value of the Common Warrants can result from updates to assumptions such as the expected timing or probability of the different settlement scenarios. Judgment is used in determining these assumptions as of the initial valuation date and at each subsequent reporting period. Updates to assumptions could have a significant impact on our results of operations in any given period.

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

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal matters as of September 30, 2026, please refer to Note 8, Commitments and Contingencies, which is incorporated into this item by reference.

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

On February 28, 2025, we entered into the Loan Agreement with Avenue Venture Opportunities Fund II, L.P. (the “Lender”), for an initial growth capital loan in the principal amount of $10,000,000 funded on March 3, 2025.

We are supporting an investigator-initiated Phase 1/2 clinical trial in pediatric patients with AIPT. We completed a Phase 2b trial of Auxora in AP with accompanying systemic inflammatory response syndrome (“SIRS”) and are planning the next trial in this indication, for which we have aligned with the FDA on a Phase 2b trial intended to inform the design of a potential Phase 3 development program. We previously completed a Phase 2 trial in patients with COVID-19 pneumonia with acute respiratory distress syndrome (“ARDS”). In addition, we have conducted KOURAGE, a Phase 2 randomized, double-blind, placebo-controlled clinical trial in patients with Stage 2 or Stage 3 AKI and associated AHRF. Enrollment was paused in January 2026 following a recommendation from the Independent Data Monitoring Committee due to a safety concern relating to a mortality imbalance that warranted reevaluation of the study design. We have no current plans to resume dosing in the KOURAGE trial as we prioritize other development programs. We plan to evaluate Auxora in a Phase 1b proof-of-concept study in patients with PH, which has not yet been initiated. Details on this trial and the target patient population are expected by year-end 2026. We do not expect data from this planned study, if any, until mid-2027, and we cannot provide any assurances that we will obtain data within that time frame or that any data obtained will support further development of Auxora in PH.

Our other pipeline programs, which include new product candidates, are in nonclinical development, including CM5480, our nonclinical asset and proprietary oral small-molecule CRAC channel inhibitor being developed for pulmonary hypertension. CM5480 has not been dosed in humans and will require completion of IND-enabling studies, submission of an IND, which we do not expect until mid-2027, and FDA clearance before we can commence any clinical trial. We cannot provide any assurances that we will submit an IND within that time frame, that the FDA will allow clinical trials to begin, if at all, or that any future clinical data will support further development.

As of September 30, 2026, we had an accumulated deficit of $193.7 million and net loss of $4.4 million for the nine months ended September 30, 2026. Other than the three months ended March 31, 2026 and 2024, we have incurred net losses since our inception. We have never generated revenue from product sales and we expect that it will be several years, if ever, before we have a product candidate ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

To become and remain profitable, we must develop and eventually commercialize product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing nonclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, finding external manufacturing capacity sufficient to meet commercial demand, marketing and selling those product candidates for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we succeed in commercializing one or more of our product candidates, we may never generate revenue that is significant or large enough to achieve profitability. In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

Our need for additional capital raises substantial doubt about our ability to continue as a going concern. We will need to obtain substantial additional funding to complete the development and any commercialization of our product candidates. If we are unable to raise this capital when needed, on acceptable terms, or at all, we may be forced to delay, reduce or eliminate the development of our product candidates or other operations.*

Since we commenced operations in October 2006, we have primarily financed our operations through private placements of our preferred stock, convertible promissory notes, warrants and common stock, through the Merger with Graybug, through sales under our ATM Facility, through an underwritten public offering, and through our growth capital loan with Avenue Venture Opportunities Fund. We have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially for the foreseeable future. The development of drug product candidates is highly capital intensive. As our product candidates enter and advance through nonclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory and quality capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

This Quarterly Report on Form 10-Q includes disclosures regarding management’s assessment of our ability to continue as a going concern as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of September 30, 2026, we had $13.8 million in cash, cash equivalents and short-term investments. Specifically, we expect that our cash, cash equivalents and short-term investments will allow us to fund our current operating plan into the second half of 2027 through the anticipated data readout of our planned Phase 1b proof-of-concept study of Auxora in patients with PH and our planned submission of an IND for CM5480 in PH. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. In addition, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, nor will it be sufficient to initiate and complete our planned Phase 2b clinical trial of Auxora in AP, nor will they be sufficient to pursue additional indications for Auxora or CM5480 beyond our current operating plan, nor will it be sufficient to fund work on other product candidates in our portfolio aside from Auxora and CM5480, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis which assumes we are a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern.

We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•
the progress, costs and results of our ongoing and planned clinical trials of Auxora and our ongoing and planned nonclinical studies and clinical trials for our other product candidates, including CM5480;
•
our ability to service and comply with the terms of our outstanding indebtedness;
•
the scope, progress, results and costs of discovery research, nonclinical development, laboratory testing and clinical trials for our product candidates, including our ongoing and planned clinical trials of Auxora and ongoing and planned nonclinical studies and clinical trials of CM5480;
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

Attempting to secure additional financing may also divert our management from our day-to-day activities, which may impair or delay our ability to develop our proprietary platform. In addition, demands on our cash resources may change as a result of many factors currently unknown to us including, but not limited to, any unforeseen costs we may incur as a result of nonclinical study or clinical trial delays, or disruptions in the manufacturing of our product candidates, due to the ongoing or future international conflicts, potential future bank failures, international tariffs or other causes, and we may need to seek additional funds sooner than planned. If we are unable to obtain funding on a timely basis or at all, we may be required to significantly curtail or stop one or more of our research or development programs, reduce headcount, file for bankruptcy, reorganize, merge with another entity or cease operations.

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

On February 28, 2025, we entered into the Loan Agreement with Avenue Venture Opportunities Fund II, L.P. (the “Lender”), for (i) an initial growth capital loan in the principal amount of $10,000,000 funded on March 3, 2025; (ii) up to $7,500,000 to be made available to us between September 1, 2025 and March 31, 2026, which was subject to, among other things, our achievement of certain milestones with respect to certain of our ongoing clinical trials and (iii) up to $15,000,000 to be made available to us between October 1, 2025 and March 31, 2026, which was subject to, among other things, (a) our achievement of additional milestones with respect to certain of our ongoing clinical trials and (b) the mutual written agreement of us and the Lender (upon its investment committee approval). In connection with the pause in enrollment in the KOURAGE trial, Tranche 2 and Tranche 3 are no longer available to us.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

Our proprietary CRAC channel inhibition science is based on novel technologies that are unproven and may not result in approvable or marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval and we may not be successful in our efforts to use and expand our science to build a pipeline of product candidates.*

We are seeking to identify and develop a broad pipeline of product candidates using our proprietary CRAC channel inhibitor science to address acute critical illness and chronic inflammatory and immunologic diseases where there are no effective therapies. Our nonclinical asset, CM5480, has not yet completed any clinical trials. Our most advanced product candidate, Auxora, completed a Phase 2b clinical trial and we have only completed three randomized, blinded placebo-controlled trials with Auxora to date. We are not aware of any FDA approved therapeutics utilizing similar technology. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our proprietary CRAC channel inhibition science is both preliminary and limited. Additionally, although we have obtained FDA feedback on endpoints for our planned Phase 2b trial, there are no drugs currently approved for the treatment of AP and as a result the FDA has not established the endpoints that will be required for approval in this indication. As a result, we are exposed to a number of unforeseen risks and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates.

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

Our business is highly dependent on the success of our product candidates, in particular CM5480 and Auxora, and we may fail to develop CM5480 or Auxora successfully or be unable to obtain regulatory approval.*

Our future success is dependent on our ability to complete clinical trials in a timely and successful manner and obtain marketing approval for and successfully commercialize CM5480, our nonclinical asset, and Auxora, our most advanced product candidate. We are investing the majority of our efforts and financial resources in the research and development of CM5480 and Auxora for pulmonary hypertension. Auxora is currently in an ongoing Phase 1/2 clinical trial, for which the first cohort was completed, in pediatric patients with AIPT as a side effect of pediatric acute lymphoblastic leukemia treatment with asparaginase. We also initiated a Phase 2 trial of Auxora in AKI in July 2024, which we refer to as KOURAGE. In January 2026, dosing and enrollment in KOURAGE were paused following a recommendation from the Independent Data Monitoring Committee due to a safety concern relating to a mortality imbalance that warranted reevaluation of the study design. Following FDA's review of our protocol amendment and a comprehensive safety assessment that did not identify evidence of drug-related toxicity, we were notified that FDA had no comments on our submission and no clinical hold communication, and dosing may resume under the amended protocol; however, we currently have no plans to resume dosing in KOURAGE as we prioritize other development programs. Auxora was also studied in a completed Phase 2b clinical trial in AP and accompanying SIRS. Following a Type C meeting with the FDA, we announced in July 2026 that we are advancing preparations for a potential subsequent Phase 2b clinical trial of Auxora in AP that is intended to inform the design of a potential Phase 3 development program. We have not yet initiated that trial, and its initiation is subject to our ability to obtain additional financing. We also completed a Phase 2 trial in COVID-19 pneumonia patients with ARDS which may inform the design of clinical development in AHRF and/or ARDS due to a broad range of etiologies. We also plan to evaluate Auxora in a planned Phase 1b proof-of-concept study in PH, and we cannot provide any assurances that this planned study will be initiated or completed on the timeline we expect, if at all, or that any resulting data will support the continued development of Auxora in PH. We also have additional nonclinical product candidates, including CM5480, our nonclinical asset and proprietary oral CRAC channel inhibitor candidate for pulmonary hypertension, that will need to progress through IND application enabling studies prior to clinical development. None of our product candidates have advanced into late-stage or pivotal trials for the indications for which we are pursuing development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.

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

Clinical development is a lengthy, expensive and uncertain process. The results of nonclinical studies and early clinical trials are not always predictive of future results. Any product candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.*

The research and development of drugs is extremely risky. Only a small percentage of programs that enter the clinical development process ever receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate in humans. Clinical testing is expensive, can take many years to complete and its outcome is uncertain. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates.

The results of nonclinical studies and early clinical trials of product candidates, even those with the same or similar mechanisms of action, may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through nonclinical studies and initial clinical trials. While we have previously received results, some preliminary, from three randomized, blinded placebo-controlled trials, one small blinded randomized standard-of-care (“SOC”) controlled trial, one small randomized open-label placebo-controlled trial, one small open-label single site trial, and one small open label investigator sponsored clinical trial, we do not know how Auxora will perform in the ongoing Phase 1/2 clinical trial in pediatric patients with AIPT or in future clinical trials with larger sample sizes, if initiated. Results of clinical trials with smaller sample sizes, such as our completed SOC-controlled Phase 2a clinical trial of Auxora in 21 patients with AP and accompanying SIRS plus hypoxemia, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. In general, clinical trial failure may result from a multitude of factors including flaws in trial design, dose selection, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

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

We may experience delays in site initiation and patient enrollment, failures to comply with study protocols, delays in the manufacture of our product candidates for clinical testing and other difficulties in starting or completing our clinical trials. Other events that may prevent successful or timely completion of clinical development include:

•
inability to generate sufficient nonclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•
delays in reaching a consensus with regulatory agencies, the FDA or foreign regulatory authorities, on trial design or implementation;
•
delays in reaching agreement on acceptable terms with prospective clinical research organizations (“CRO”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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
•
the cost of nonclinical studies or clinical trials of our product candidates being greater than we anticipate;
•
nonclinical studies or clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon development of such product candidates;
•
transfer of manufacturing processes to larger-scale facilities operated by a contract manufacturing organization, and delays or failure by such manufacturers or us to make any necessary changes to such manufacturing process;
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
•
suspensions or terminations by us, the IRBs (or the IECs) of the institutions at which such trials are being conducted, by the data safety monitoring board (“DSMB”) for such trial or by regulatory authorities due to a number of factors, including those described above;
•
lack of adequate funding;
•
changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
•
disruptions at the FDA and other governmental agencies caused by funding or staffing shortages.

In addition, disruptions caused by international conflicts may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing nonclinical studies and clinical trials. Any inability to successfully complete nonclinical and clinical development could result in additional costs to us or impair our ability to raise capital, generate revenues from product candidate sales and enter into or maintain collaboration arrangements. For example, if enrollment in a clinical trial is slowed, certain of our expenses related to the trial would not decrease and therefore the overall costs to complete the trial would increase. In addition, if we make manufacturing changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring product candidates to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our nonclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as participant enrollment and treatment continues and more data become available. Our data to date is based on a small number of subjects, and as a result, data from additional subjects can have a significant impact on the overall data viewed as a whole. Adverse differences between previous preliminary or interim data and future interim or final data could significantly harm our business prospects. We may also announce topline data following the completion of a nonclinical study or clinical trial, which may be subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, topline and preliminary data should be viewed with caution until the final data are available.

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

SAEs, undesirable side effects or other unexpected properties of our product candidates could lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates thereby limiting the commercial potential of such product candidate.*

As we continue developing Auxora and initiate clinical trials of our additional product candidates, Serious Adverse Events (“SAEs”), undesirable side effects, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable.

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

A Breakthrough Therapy is defined by the FDA as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. The designation also includes all of the Fast Track designation benefits, including eligibility for rolling review of an NDA submission.

Seeking and obtaining these designations is dependent upon results of our clinical program, and whether and when we may have the data from our clinical programs to support an application to obtain any such designation is uncertain. Even if we do receive the designations we may apply for, we may not experience a faster development process, review or approval compared to conventional FDA or similar foreign regulatory authorities’ procedures, as applicable. The FDA or similar foreign regulatory authorities, as applicable, may rescind any granted designations if they believe that the designation is no longer supported by data from our clinical development program.

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

Similarly, in the European Union, the European Commission grants orphan drug designation after receiving the opinion of the European Medicines Agency (“EMA”) Committee for Orphan Medicinal Products on an orphan drug designation application. Orphan drug designation is intended to promote the development of drugs that are (1) intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (2) either (a) affecting not more than five in 10,000 persons in Europe, or (b) when, without incentives, it is unlikely that sales of the drug in Europe would be sufficient to justify the necessary investment in developing the drug; and (3) for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or if such a method exists, the product will be of significant benefit to those affected by the condition). In Europe, orphan drug designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor. We have received orphan drug designation for Auxora for the treatment of AP in the European Union, and we may receive orphan drug designation for other product candidates in the future; however, we may not experience a faster development process, review or approval compared to conventional approval timelines, and the European Commission and EMA may still decline to approve Auxora or our other designated product candidates. The European Commission and EMA may rescind the orphan drug designation if they believe that the designation is no longer supported by data from our clinical development program or for any other reason.

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

We may attempt to secure approval from the FDA or comparable foreign regulatory authorities through the use of accelerated approval pathways. If we are unable to obtain such approval, we may be required to conduct additional clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA or other regulatory authorities, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA or foreign regulatory authorities may seek to withdraw accelerated approval.*

We may in the future seek an accelerated approval for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that such product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

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

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our potential future collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. In particular, because we are seeking to identify and develop product candidates using new technologies, there is heightened risk that the FDA or other regulatory authorities may impose additional requirements prior to granting marketing approval, including enhanced safety studies or monitoring. Furthermore, as more product candidates within a particular class of products proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change.

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
•
serious and unexpected results from nonclinical toxicity studies that will be completed in conjunction with late stage clinical trials;
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
•
such authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;
•
such authorities may not agree that the data collected from clinical trials of our product candidates are acceptable or sufficient to support the submission of an application for regulatory approval or other submissions or to obtain regulatory approval in the United States or elsewhere and such authorities may impose requirements for additional nonclinical studies or clinical trials;
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

Risks Related to Manufacturing, Commercialization and Reliance on Third Parties

We rely on third parties to conduct and perform most of our research, nonclinical studies and clinical trials. If these third parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements, fail to meet projected clinical trial enrollment schedules or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.

We do not have the ability to conduct most aspects of our nonclinical studies or clinical trials in-house. As a result, we are and expect to remain dependent on third parties to conduct or otherwise support our ongoing clinical trials and any future clinical trials of our product candidates. Specifically, CROs, clinical investigators, and consultants play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the member states of the European Economic Area (“EEA”), and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with investigational product produced under cGMP regulations (and similar foreign requirements). Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

CROs, clinical trial investigators or other third parties on which we rely may not devote adequate time and resources to our development activities or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise perform in a substandard manner, or terminate their engagements with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or any comparable foreign regulatory authority concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our product candidates.

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

In addition, with respect to investigator-sponsored trials being conducted with Auxora (the CRSPA trial with St. Jude Children’s Research Hospital) and those that may be conducted in the future, we do not and would not control the design or conduct of these trials, and it is possible that the FDA will not view these investigator-sponsored trials as providing adequate support for future clinical trials or market approval, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results. We expect that such arrangements will provide us certain information rights with respect to the investigator-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory submissions, resulting from the investigator-sponsored trials. However, we would not have control over the timing and reporting of the data from investigator-sponsored trials, nor would we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the firsthand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected. The investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in investigator-sponsored clinical trials could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates and the public perception of our product candidates. Additionally, the FDA may disagree with the sufficiency of our right of reference to the nonclinical or clinical data generated by these investigator-sponsored trials, or our interpretation of nonclinical, manufacturing or clinical data from these investigator-sponsored trials. If so, the FDA may require us to obtain and submit additional nonclinical or clinical data.

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

We contract with third parties for the manufacturing and supply of certain goods and services for our product candidates for use in nonclinical studies and clinical trials, which supply may become limited or interrupted or may not be of satisfactory quality and quantity.*

We do not have any manufacturing facilities. We rely on third parties for the manufacture of our product candidates for nonclinical testing and all of our product candidates for clinical testing and we will continue to rely on such third parties for commercial manufacture if any of our product candidates are approved. We currently have limited manufacturing arrangements for nonclinical and clinical trial materials for each of our product candidates, including Auxora, and one component of the latter is provided by a single source supplier in China, and will continue to be for the intermediate future. In addition, our single source supplier in China and any other foreign suppliers we may utilize in the future may be subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements, which may limit, delay, prevent or impair our ability to obtain nonclinical and clinical trial materials for our product candidates. For example, the United States has recently passed legislation, namely the BIOSECURE Act (the “BIOSECURE Act”), to prohibit U.S. federal executive agencies from procuring or obtaining any biotechnology equipment or service produced or provided by a “biotechnology company of concern” or entering into or renewing a contract, loan, or grant with an entity that uses such biotechnology equipment or services. Specifically, on December 18, 2025, President Trump signed the National Defense Authorization Act for fiscal year 2026 into law, which includes the BIOSECURE Act. The BIOSECURE Act prohibits the U.S. government from procuring or obtaining biotechnology equipment or services produced or provided by a “biotechnology company of concern” (“BCC”); entering into, extending, or renewing government contracts with an entity that directly or indirectly uses biotechnology equipment or services from a BCC in performance of that federal contract; and/or issuing grants or loans to purchase, obtain, or use biotechnology equipment or services produced by a BCC. The BIOSECURE Act also prohibits U.S. government loan and grant recipients from using federal loan or grant money to enter into contracts with entities that use equipment from BCCs in the performance of any federal prime contract or subcontract. The Office of Management and Budget (OMB) of the U.S. Government will issue a list of “biotechnology companies of concern” no later than December 18, 2026, which will include certain companies that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, other entities which the U.S. Government has deemed as such pursuant to a separate designation process, and certain subsidiary, parent, and successor entities of the foregoing. We are currently party to agreements with Wuxi Apptec, which was designated on the 1260H List on June 8, 2026. There is a “safe harbor” provision providing that the restrictions do not apply to equipment or services that were formerly but are no longer provided by a BCC, as well as a “grandfathering” provision providing that the prohibitions shall not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date. If Wuxi Apptec is designated as a “biotechnology company of concern” by OMB, we may be restricted in our ability to work with such company to the extent we would contract with, or otherwise receive funding from, the U.S. government. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Our third-party providers’ failure to execute on our manufacturing and supply requirements, do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including:

•
inability to initiate or continue clinical trials of our product candidates;
•
delays in submitting regulatory applications, or receiving marketing approvals, for our product candidates;
•
loss of the cooperation of future collaborators;
•
subjecting our or any third-party manufacturing facilities to additional inspections by regulatory authorities; or
•
requirements to cease development, marketing, or commercialization of our product candidates, or an inability to meet commercial demands for our current or any other future product candidates, if approved.

Any approved product candidates may fail to achieve the degree of market acceptance by physicians, patients, hospitals, healthcare payors and others in the medical community necessary for commercial success.

If any of our product candidates receives marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. Our CRAC channel inhibitors are a relatively novel technology, and no CRAC channel inhibitor-based therapy has been approved to date. Public perception may be influenced by third-party claims, such as claims that CRAC channel inhibitors are unsafe or ineffective, and, consequently, our approach may not gain the acceptance of the public or the medical community. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Reimbursement may not be available for any product that we commercialize and, if coverage and reimbursement are available, the level of reimbursement may not be adequate. Obtaining reimbursement for our product candidates may be particularly difficult because of the higher prices often associated with branded therapeutics and therapeutics administered under the supervision of a physician. Additionally, we expect our future products to potentially be more expensive than other therapeutics due to the personalized and proprietary product selection process of our product candidates, as well as our individualized approach to patient treatment, which requires patient hospitalization, in some cases intensive care unit admission and the potential administration of combination therapies, all of which increase costs and may result in reimbursement payment rates which may not be adequate or may require co-payments that patients find unacceptably high. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved product candidates that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates and our overall financial condition. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability of such product revenue to us is likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

Even if we obtain FDA approval of any of our product candidates, we may never obtain approval or commercialize such product candidates outside of the United States, which would limit our ability to realize their full market potential.

In order to market any product candidates outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional nonclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our ability to realize the full market potential of our product candidates will be harmed.

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

Our chief financial officer has announced his intention to resign following the filing of this Quarterly Report on Form 10-Q. The inability to adequately and timely fill this position could have a material adverse impact on our business and results of operations. In addition, the loss of the services of our executive officers or other key employees, including temporary loss due to illness, could impede the achievement of our development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous biopharmaceutical companies for similar personnel.

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

Dr. Rachel Leheny, our Chief Executive Officer and a member of our Board of Directors, and Eric W. Roberts, our Chief Business Officer and a member of our Board of Directors, also provide services for Valence, an investment fund that is one of our significant stockholders.*

Our Chief Executive Officer and member of our board of directors, Dr. Leheny, and our Chief Business Officer and member of our board of directors, Mr. Roberts, are the co-founders of Valence Life Sciences (“Valence”), are employed as managing directors of Valence and beneficially own the shares of the company held by Valence. Entities affiliated with Valence together with Dr. Leheny and Mr. Roberts beneficially own a significant portion of our common stock. Although we expect that each of Dr. Leheny and Mr. Roberts will devote on average the majority of their professional working time per week to our company and remain highly active in our management, they will also continue to devote time to Valence. Because Dr. Leheny and Mr. Roberts are not required to work exclusively for us, their attention to other activities could slow our operations, which could adversely affect our business. In addition, although we do not believe Valence currently has any investments that conflict with our interests, in the future Valence may invest in companies that may compete with us for business opportunities or develop products that are competitive with ours. As a result, Dr. Leheny’s and Mr. Roberts’ interests may not be aligned with the interests of our other stockholders, and they may from time to time be incentivized to take certain actions that benefit their other interests and that our other stockholders do not view as being in their interest as investors in our company.

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of September 30, 2026, we employed 12 full-time employees, five of whom were primarily engaged in research and development activities. We also engage various consultants that are primarily engaged in research and development activities. As we advance our research and development programs, we may be required to further increase the number of our employees, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

•
identify, recruit, integrate, maintain and motivate additional qualified personnel;
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
•
maintain sufficient quantities of drug product for clinical supply and establish manufacturing capabilities or arrangements with third-party manufacturers for commercial supply, if and when approved; and
•
continue to improve our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to develop, manufacture and commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert financial and other resources, and a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

We face substantial competition, which may result in others discovering, developing or commercializing product candidates more quickly or marketing them more successfully than us.*

The development and commercialization of new product candidates is highly competitive. We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop therapies for the treatment of acute critical illnesses. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize product candidates that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any product candidates that we may develop or that would render any product candidates that we may develop obsolete or non-competitive. Our competitors also may obtain marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Moreover, with the proliferation of new drugs and therapies into critical illnesses, we expect to face increasingly intense competition as new technologies become available. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The highly competitive nature of and rapid technological changes in the biotechnology and pharmaceutical industries could render our product candidates or our technology obsolete, less competitive or uneconomical.

The amount and type of clinical data that may be required by regulatory authorities may increase or change. Consequently, the results of our clinical trials for product candidates will likely need to show a risk benefit profile that is competitive with or more favorable than products approved prior to ours in order to obtain marketing approval or, if approved, a product label that is favorable for commercialization. If the risk benefit profile is not competitive with those products or product candidates, we may have developed a product that is not commercially viable, that we are not able to sell profitably or that is unable to achieve favorable pricing or reimbursement. In such circumstances, our future product business, financial condition, results of operations and prospects could be adversely affected.

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
•
disputes may arise between us and a collaborator that cause the delay or termination of the research, development, or commercialization of our current or future products or that result in costly litigation or arbitration that diverts management attention and resources;
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

Our actual or perceived failure, or that of the third parties with whom we work, to comply with applicable data protection laws, regulations, and other obligations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and mass arbitration demands, and/or adverse publicity and could negatively affect our operating results and business.*

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

Additionally, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses and existing laws are being updated and strengthened. For example, the California Consumer Privacy Act (“CCPA”) requires covered companies to provide certain disclosures to California consumers (including business representatives and employees who are California residents) and provide such consumers data protection and privacy rights, including the ability to opt-out of certain sales or sharing of personal data. The CCPA provides for administrative penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal data. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The California Privacy Rights Act (“CPRA”) expanded the CCPA’s requirements, including by adding a right for consumers to correct their personal data and establishing a regulatory agency to implement and enforce the law. Moreover, a number of other states have enacted data protection laws, and similar laws are being considered in several other states, as well as at the federal and local levels. Although these laws exempt some data processed in the context of clinical trials, these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products and services involving data are offered, all of which may harm our business, financial condition, results of operations and prospects.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework that may also apply to health-related and other personal data obtained outside of the United States. For example, the EU has adopted the EU General Data Protection Regulation and the United Kingdom has adopted the UK General Data Protection Regulation (collectively, “GDPR”), which imposes strict requirements for processing the personal data of individuals within the EEA and the United Kingdom. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to 20 million euros, 17.5 million pounds sterling under the UK GDPR, or in each case, up to 4% of the annual global revenue of the noncompliant company, whichever is greater, as well as private litigation related to the processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data.

Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the United Kingdom’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the United Kingdom, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and United Kingdom to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Moreover, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

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

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with U.S. and international data protection laws, regulations, and other obligations, we could face significant consequences, including without limitation government enforcement actions (which could include investigations, civil or criminal penalties, audits or inspections), private litigation or mass arbitration demands, additional reporting requirements or oversight, bans or restrictions on processing personal data, data breach reporting requirements and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights or failed to comply with data protection or privacy obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

We also have outsourced elements of our operations to third parties, and as a result we manage a number of third parties who have access to our sensitive information. We rely on these third parties and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or the supply chains of the third parties with whom we work have not been compromised.

While we invest in our information security systems, we cannot assure you that our data protection efforts and our investment in information technology will be effective and prevent breakdowns, data leakages, breaches in our systems or other cyber incidents that could have an adverse effect upon our reputation, business, financial condition, results of operations and prospects. We may not be successful in preventing or detecting cyber-attacks or mitigating their effects, or we may be perceived as having failed to do so. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as hardware and/or software, including that of the third parties with whom we work), but we have not, and in the future may not, however, be able to detect and remediate all such vulnerabilities, including on a timely basis. Further, we have (and may in the future) experienced delays in developing and deploying remedial measures and patches designed to address any such identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident. For example, if a cyber-attack were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Furthermore, any of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that has in the past and may in the future result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or access to our sensitive information (including trade secrets or other intellectual property, proprietary business information, and personal data) or our information technology systems, or those of the third parties with whom we work. For example, any such event that leads to unauthorized access, use, or disclosure of personal data, including personal data regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents (or we may voluntarily choose to make such notifications), subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal data, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business (and that of the third parties with whom we work).

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

We expect that these and other healthcare reform measures that may be adopted in the future, particularly in light of the recent U.S. Presidential and Congressional elections, may result in more rigorous coverage criteria and lower reimbursement and in additional downward pressure on the price that we receive for any approved product. The current presidential administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions and proposals include, for example, (1) reducing agency workforce and cutting programs; (2) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing certain tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again (“MAHA”) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (“PBM”) payment methodologies, among other things. The administration is also pursuing other most-favored-nation drug pricing policies for certain prescription drugs. As part of these initiatives, the administration is implementing or considering various CMS Center for Medicare and Medicaid Innovation models, under which manufacturers may owe rebates for certain prescription drugs under Medicaid or Medicare if the price of a drug included in an applicable model exceeds an international benchmark calculated based on prices available in certain reference countries. These include the finalized Global Benchmark for Efficient Drug Pricing (GLOBE) Model for certain Medicare Part B drugs; and the proposed Guarding United States Medicare Against Rising Drug Costs (GUARD) Model for certain Medicare Part D drugs, among others. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs, once marketing approval is obtained.

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

We are subject to applicable fraud and abuse, transparency, government price reporting, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.*

Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any future product candidates we may develop and any product candidates for which we obtain marketing approval. Our current and future arrangements with clinical investigators, third-party payors, healthcare providers and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we research, market, sell and distribute our product candidates. The laws that may affect our ability to operate include, but are not limited to:

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
•
federal civil and criminal false claims laws, such as the civil False Claims Act (“FCA”), which can be enforced by private citizens through civil qui tam actions, and civil monetary penalty laws prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment of federal funds, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. For example, pharmaceutical companies have been prosecuted under the FCA in connection with, among other things, their alleged off-label promotion of drugs, engaging in improper consulting arrangements with physicians, concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and providing free product to customers with the expectation that the customers would bill federal health care programs for the product. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Moreover, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;
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

We have entered into consulting and scientific advisory board arrangements with physicians and other healthcare providers, including some who could influence the use of our product candidates, if approved, and who have received equity awards as compensation for services provided to us. Because of the complex and far-reaching nature of these laws, regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant penalties. We could be adversely affected if regulatory agencies interpret our financial relationships with providers who may influence the ordering and use of our product candidates, if approved, to be in violation of applicable laws.

Federal and state enforcement bodies have continued their scrutiny of interactions between healthcare companies and healthcare providers, which has led to significant investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for Auxora, CM5480, other product candidates, and other proprietary technologies we develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize Auxora, CM5480, any future product candidates, and other proprietary technologies if approved, may be adversely affected.*

Our commercial success will depend in part on our ability to obtain and maintain a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to Auxora, CM5480, any future product candidates, and other proprietary technologies we develop. If we are unable to obtain or maintain patent protection with respect to Auxora, CM5480, any future product candidates, and other proprietary technologies we may develop, our business, financial condition, results of operations, and prospects could be materially harmed.

The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal, scientific, and factual questions and has been the subject of frequent litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our patent applications may not result in patents being issued which protect Auxora, CM5480, any future product candidates, and other proprietary technologies we may develop or which effectively prevent others from commercializing competitive technologies and products. Further, no consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States or in many jurisdictions outside of the United States. Changes in either the patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that may be issued from the applications we currently or may in the future own or license from third parties. Further, if any patents we obtain or license are deemed invalid and unenforceable, our ability to commercialize or license our technology could be adversely affected.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our actual or potential future collaborators will be successful in protecting Auxora, CM5480, any future product candidates, and other proprietary technologies and their uses by obtaining, defending and enforcing patents. These risks and uncertainties include the following:

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
•
because patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to Auxora, CM5480, any future product candidates, and other proprietary technologies and their uses;
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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use Auxora, CM5480, any future product candidates, and other proprietary technologies and erode or negate any competitive advantage we may have, which could have a material adverse effect on our financial condition and results of operations. For example:

•
others may be able to make compounds that are similar to Auxora, CM5480 and any future product candidates but that are not covered by the claims of our patents;
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

We cannot be certain that the claims in our issued patents and pending patent applications covering Auxora, CM5480 or any future product candidates will be considered patentable by the USPTO, courts in the United States, or by patent offices and courts in foreign countries. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property internationally.

The strength of patents in the biotechnology and pharmaceutical fields involves complex legal and scientific questions and can be uncertain. The patent applications that we own may fail to result in issued patents with claims that cover Auxora, CM5480 and any future product candidates in the United States or in foreign countries. Even if such patents do successfully issue, third parties may challenge the ownership, validity, enforceability, or scope thereof, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful opposition to our patents could deprive us of exclusive rights necessary for the successful commercialization of Auxora, CM5480 and any future product candidates. Furthermore, even if they are unchallenged, our patents may not adequately protect our intellectual property, provide exclusivity for Auxora, CM5480 or any future product candidates or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents we hold with respect to Auxora, CM5480 or any future product candidates is threatened, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize, Auxora, CM5480 or any future product candidates.

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

For U.S. patent applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act, or America Invents Act, was signed into law. The America Invents Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO is developing regulations and procedures to govern the administration of the America Invents Act, and many of the substantive changes to patent law associated with the America Invents Act, and in particular, the “first to file” provisions, were enacted on March 16, 2013. This will require us to be cognizant going forward of the time from invention to filing of a patent application and be diligent in filing patent applications, but circumstances could prevent us from promptly filing patent applications on our inventions. It remains unclear what impact the America Invents Act will have on the operation of our business. As such, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

If we do not obtain patent term extension for Auxora or CM5480, our business may be materially harmed.*

Depending upon the timing, duration, and specifics of any FDA marketing approval of Auxora, CM5480 or any future product candidate we may develop, one or more patents issuing from our U.S. patent applications may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, (the “Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplementary Protection Certificate. If we encounter delays in our development efforts, including our clinical trials, the period of time during which we could market Auxora, CM5480 and any future product candidates under patent protection would be reduced. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced.

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

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect Auxora, CM5480 and future product candidates.*

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly on obtaining and enforcing patents. Our patent rights may be affected by developments or uncertainty in U.S. or foreign patent statutes, patent case law, USPTO rules and regulations or the rules and regulations of foreign patent offices. Obtaining and enforcing patents in the biotechnology and pharmaceutical industry involve both technological and legal complexity, and are therefore costly, time-consuming and inherently uncertain. In addition, the United States may, at any time, enact changes to U.S. patent law and regulations, including by legislation, by regulatory rule-making, or by judicial precedent, that adversely affect the scope of patent protection available and weaken the rights of patent owners to obtain patents, enforce patent infringement and obtain injunctions and/or damages. For example, the scope of patentable subject matter under 35 U.S.C. 101 has evolved significantly over the past several years as the Court of Appeals for the Federal Circuit and the Supreme Court issued various opinions, and the USPTO modified its guidance for practitioners on multiple occasions. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. We cannot predict how decisions by the federal courts, the U.S. Congress or the USPTO may impact the value of our patent rights. For example, the Supreme Court of the United States held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the Federal Circuit recently issued a decision, In re Cellect, LLC (2023) involving the interaction of patent term adjustment (“PTA”), terminal disclaimers, and obviousness-type double patenting which may affect the patent term of any issued patents that rely on any PTA. Other countries may likewise enact changes to their patent laws in ways that adversely diminish the scope of patent protection and weaken the rights of patent owners to obtain patents, enforce patent infringement, and obtain injunctions and/or damages.

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

We may not be able to protect our intellectual property rights throughout the world.*

Patents are of national or regional effect. Filing, prosecuting, and defending patents on Auxora, CM5480, any future product candidates, and other proprietary technologies we develop in all countries throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights in the same manner and to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement of such patent protection is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology or pharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. In Europe, beginning June 1, 2023, European applications and patents may be subjected to the jurisdiction of the Unified Patent Court (“UPC”). Also, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty. As a single court system can invalidate a European patent, we, where applicable, may opt out of the UPC and as such, each European patent would need to be challenged in each individual country. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

We may become subject to claims challenging the inventorship or ownership of our patents and other intellectual property.*

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patent rights, trade secrets, or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. For example, we may have inventorship disputes arise from conflicting views regarding the contributions of different individuals named as inventors, conflicting obligations of third parties involved in developing Auxora, CM5480 or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business, financial condition, results of operations and prospects. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.*

Our program may require the use of intellectual property rights held by third parties. The growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, Auxora, CM5480 and future product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license, on reasonable terms, proprietary rights related to any compositions, formulations, methods of use, processes or other intellectual property rights from third parties that we identify as being necessary for Auxora and CM5480. Even if we are able to obtain a license to such proprietary rights, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

The licensing and acquisition of third-party proprietary rights is a competitive area, and companies, which may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party proprietary rights that we may consider necessary or attractive in order to commercialize Auxora, CM5480 and future product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

Third-party claims alleging intellectual property infringement may prevent or delay our drug discovery and development efforts.*

Our success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including inter partes review, interference and reexamination proceedings before the USPTO, or oppositions and other comparable proceedings in foreign jurisdictions. The America Invents Act introduced new procedures including inter partes review and post grant review. The implementation of these procedures brings uncertainty to the possibility of challenges to our patents in the future and the outcome of such challenges. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing Auxora and CM5480. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our activities related to Auxora, CM5480 and future product candidates may give rise to claims of infringement of the patent rights of others.

The pharmaceutical and biotechnology industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. We cannot assure you that any of our current or future product candidates will not infringe existing or future patents. We may not be aware of patents that have already issued that a third party might assert are infringed by one of our current or future product candidates. Nevertheless, we are not aware of any issued patents that will prevent us from marketing Auxora or CM5480.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of Auxora or CM5480. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be currently pending third-party patent applications which may later result in issued patents that Auxora, CM5480 any future product candidates, and other proprietary technologies may infringe, or which such third parties claim are infringed by the use of our technologies. Parties making claims against us for infringement or misappropriation of their intellectual property rights may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize Auxora, CM5480 or future product candidates. Defense of these claims, regardless of their merit, could involve substantial expenses and could be a substantial diversion of management and other employee resources from our business.

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
•
cause development delays;

•
prevent us from commercializing Auxora, CM5480 or any future product candidates until the asserted patent expires or is finally held invalid, unenforceable, or not infringed in a court of law;
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

If we are sued for patent infringement, we would need to demonstrate that our products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do either. Proving invalidity or unenforceability is difficult. For example, in the United States, proving invalidity before federal courts requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, which may not be available, defend an infringement action or challenge the validity or enforceability of the patents in court. Patent litigation is costly and time-consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we cannot obtain a license, develop or obtain non-infringing technology, successfully defend an infringement action or have infringed patents declared invalid or unenforceable, we may incur substantial monetary damages, encounter significant delays in bringing Auxora, CM5480 or any future product candidates to market and be precluded from developing, manufacturing or selling Auxora, CM5480 or any future product candidates.

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
•
pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, Auxora, CM5480 and any future product candidates or the use of Auxora, CM5480 and any future product candidates;
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

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours, and others may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import Auxora, CM5480 and future approved products or impair our competitive position. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of Auxora or CM5480. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions. Other countries have similar laws that permit secrecy of patent applications, and such applications may be entitled to priority over our applications in such jurisdictions.

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

We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of Auxora or CM5480. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize Auxora or CM5480, which could harm our business significantly. Even if we were able to obtain a license, the rights may be nonexclusive, which may give our competitors access to the same intellectual property.

We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.*

As is common in the biotechnology and pharmaceutical industries, in addition to our employees, we engage the services of consultants to assist us in the development of Auxora, CM5480 any future product candidates, and other proprietary technologies. Many of these consultants, and many of our employees, were previously employed at, or may have previously provided or may be currently providing consulting services to, other pharmaceutical companies including our competitors or potential competitors. We may become subject to claims that we, our employees or a consultant inadvertently or otherwise used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

We may be involved in lawsuits to protect or enforce our patents which could be expensive, time-consuming, and unsuccessful. Further, our issued patents could be found invalid or unenforceable if challenged in court, and we may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

Third parties including competitors may infringe, misappropriate or otherwise violate our patents or patents that may issue to us in the future. To counter infringement or unauthorized use, we may need to or choose to file infringement claims, which can be expensive and time-consuming. We may not be able to prevent infringement, misappropriation, or other violation of our intellectual property, particularly in countries where the laws may not protect those rights as fully as in the United States.

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

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development or manufacturing partnerships that would help us bring Auxora and any future product candidates to market.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.*

We may be unable to obtain rights to our future trademarks or trade names, and such marks or names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, trade secrets, domain names, copyrights, or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

Moreover, any trade name we have proposed to use for products in the United States, such as Auxora, must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA. Similar requirements exist in Europe. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

If we are unable to maintain our listing on Nasdaq, it could become more difficult to sell our common stock in the public market.*

If we are unable to continue to meet Nasdaq’s listing standards for any reason, our common stock could be delisted from Nasdaq. If delisted, we may seek to list our securities on a different stock exchange or, if one or more broker-dealer market makers comply with applicable requirements, the OTC. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were to trade in the OTC market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. On March 13, 2026, we received a notice from Nasdaq that we were not in compliance with Nasdaq’s Listing Rule 5550(b)(2) as the market value of listed securities (the “MVLS Requirement”) for our common stock had been below the minimum MVLS Requirement of $35,000,000 for the last 30 consecutive business days. Nasdaq also noted that the Company does not meet the requirements under Listing Rules 5550(b)(1) and 5550(b)(3). Under Nasdaq Listing Rule 5810(c)(3)(C), we had 180 calendar days following the date of the notice, or until September 9, 2026, to regain compliance. On August 31, 2026, we received a letter from the Nasdaq Listing Qualifications Department (the “Staff”) of Nasdaq stating that, based on our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, which reported stockholders’ equity of $5,513,000, and our submissions to the Staff, the Staff determined that we were compliant with the alternative minimum stockholders’ equity requirement set forth under Nasdaq Listing Rule 5550(b)(1) (the “Stockholder’s Equity Requirement”).

In addition, on March 16, 2026, we received a notice from Nasdaq that we were not in compliance with Nasdaq’s Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days (the “Minimum Bid Price Requirement”). Under Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days following the date of the notice, or until September 14, 2026, to regain compliance with the Minimum Bid Price Requirement. On August 27, 2026, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, which became effective at 5:00 p.m. Eastern Time on August 28, 2026, with our common stock beginning to trade on a post-split basis on The Nasdaq Capital Market when the market opened on August 31, 2026. On September 15, 2026, we received a letter from the Staff notifying us that the Staff had determined that, for the 10 consecutive business days from August 31, 2026 to September 14, 2026, the closing bid price of our common stock had been at $1.00 per share or greater, and that we had accordingly regained compliance with Nasdaq Listing Rule 5550(a)(2). As of the date of this Quarterly Report on Form 10-Q, we have no outstanding deficiency notices from Nasdaq. However, there can be no assurance that we will continue to satisfy Nasdaq’s continued listing requirements in the future, including the MVLS Requirement or the alternative Stockholder’s Equity Requirement and the Minimum Bid Price Requirement.

We effected the Reverse Stock Split, among other reasons, with the intention of regaining and maintaining compliance with the Minimum Bid Price Requirement. Even though we have regained compliance with the Minimum Bid Price Requirement and the Stockholder’s Equity Requirement, the market price of our common stock may not remain at the level required to maintain compliance with Nasdaq’s continued listing requirements. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. Other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could also adversely affect the market price or market value of our common stock and thus jeopardize our ability to maintain compliance with the Minimum Bid Price Requirement, the Stockholder’s Equity Requirement or the alternative MVLS Requirement and our overall continued listing on The Nasdaq Capital Market. In addition, although the Staff determined that we complied with the Stockholder’s Equity Requirement based on the stockholders’ equity of $5,513,000 we reported for the quarter ended June 30, 2026, our stockholders’ equity was $4,227,000 as of September 30, 2026, and we have a history of net losses and negative cash flows from operations. If our stockholders’ equity were to fall below $2,500,000, the minimum threshold under Nasdaq Listing Rule 5550(b)(1), we would again be out of compliance with the Stockholder’s Equity Requirement and could receive an additional deficiency notice from Nasdaq. We cannot assure you that we will continue to satisfy the Stockholder’s Equity Requirement, and continued losses or further declines in our stockholders’ equity could require us to raise additional capital on an accelerated basis, on terms that may not be favorable to us, or at all, in order to maintain our Nasdaq listing.

In January 2025, the SEC approved amendments to Nasdaq’s continued listing requirements designed to limit reliance on reverse stock splits. The amendments provide that if a company fails to meet the Minimum Bid Price Requirement and the company has effected a reverse stock split over the prior one-year period, the company would not be eligible for any compliance period to address the Minimum Bid Price Requirement deficiency, and Nasdaq will instead move forward directly with delisting proceedings. Because we effected the Reverse Stock Split, if we fail to maintain compliance with the Minimum Bid Price Requirement prior to the one-year anniversary of the Reverse Stock Split, we would not be granted a compliance period to address such deficiency and would instead be issued a delisting determination.

In addition, on July 22, 2026, the SEC approved a new Nasdaq market value of listed securities continued listing requirement requiring companies listed on The Nasdaq Capital Market to maintain an MVLS of at least $5 million (the “New MVLS Requirement”). On July 29, 2026, the SEC stayed the approval order after receiving petitions for commission-level review, and the New MVLS Requirement is not currently in effect. If the New MVLS Requirement becomes effective, a company whose MVLS remains below $5 million for 30 consecutive business days will receive a Staff Delisting Determination, and its securities will be immediately suspended from trading and subject to delisting proceedings. The New MVLS Requirement affords no cure or compliance period with respect to the suspension of trading. A company may appeal the delisting determination to the Nasdaq Hearings Panel, but a timely request for a hearing will not automatically stay the suspension of trading pending the outcome of any appeal. The Hearings Panel may, in its discretion, grant an exception of up to 180 days for the company to demonstrate compliance with Nasdaq’s initial listing standards, which represent greater requirements than merely curing the specific MVLS deficiency. Our MVLS may fall below $5 million in the future. There can be no assurance that the SEC will not ultimately approve the New MVLS Requirement or that, if it becomes effective, we will be able to maintain compliance with it. If the New MVLS Requirement goes into effect and we fail to maintain compliance with it, our common stock could be immediately suspended and delisted from The Nasdaq Capital Market.

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

We cannot eliminate the risk of contamination, which could cause an interruption of our research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers and suppliers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, this may not be the case, and we may not eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage. Any contamination by such hazardous materials could therefore adversely affect our business, financial condition, results of operations and prospects.

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

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.*

U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, including the U.S. Foreign Corrupt Practices Act (collectively, “Trade Laws”), prohibit, among other things, companies and their employees, agents, CROs, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Trade Laws also prohibit the provision of certain products and services to countries, governments and persons targeted by sanctions. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase over time. We expect to rely on third parties for research, nonclinical studies, and clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other marketing approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

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
•
the initiation of, material developments in, or conclusion of, disputes or litigation to enforce or defend any of our intellectual property rights or defend against the intellectual property rights of others;
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

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, several of our suppliers are located outside of the United States, and our principal suppliers of critical raw materials are located in China and Germany. The active pharmaceutical ingredient for Auxora is manufactured in China, and our Auxora product candidate is manufactured in the United States. We also rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

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

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management needs to devote substantial time to compliance matters.*

As a publicly traded company, we incur significant additional legal, accounting and other expenses, including costs associated with public company reporting requirements. The obligations of being a public company in the United States require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain such insurance. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules and regulations will make some activities more time-consuming and costly, particularly after we are no longer a “smaller reporting company”. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation, among other potential problems.

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

We are a smaller reporting company. We cannot be certain whether the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors or otherwise limit our ability to raise additional funds.*

We are a “smaller reporting company” under applicable securities regulations. A smaller reporting company is a company that, as of the last business day of its most recently completed fiscal quarter, has an aggregate market value of the company’s voting stock held by non-affiliates, or public float, of less than $250 million, or has annual revenues less than $100 million and either no public float or public float less than $700 million. SEC rules provide that companies with a non-affiliate public float of less than $75 million may only sell shares under a Form S-3 shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the public float. If we do not meet this public float requirement, any offering by us under a Form S-3 will be limited to raising an aggregate of one-third of our public float in any 12-month period. In addition, a smaller reporting company is able to provide simplified executive compensation disclosures in its filings, is exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting if its public float is less than $70 million, and has certain other reduced disclosure obligations in its SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Reduced disclosure in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.

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

If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.*

The trading market for our common stock will be influenced by the research and reports that industry or equity research analysts publish about us and our business. Equity research analysts may elect not to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. In the event we do have equity research analyst coverage, we will not have any control over the analysts, or the content and opinions included in their reports. The price of our common stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which in turn could cause its stock price or trading volume to decline.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for any state law claims for (a) any derivative action or proceeding brought on behalf of us; (b) any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any of our directors, officers, stockholders, employees or agents to us or our stockholders; (c) any action asserting a claim against us or any of our directors, officers, stockholders, employees or agents arising pursuant to any provision of the DGCL, the certificate of incorporation or the bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; (d) any action to interpret, apply, enforce or determine the validity of the certificate of incorporation or the bylaws; or (e) any action asserting a claim against us or any of our directors, officers, stockholders, employees or agents governed by the internal affairs doctrine; provided, that these choice of forum provisions do not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. The amended and restated bylaws provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. The choice of forum provision may make it more expensive for stockholders to bring a claim than if the stockholders were permitted to select another jurisdiction and limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. If a court were to find the choice of forum provision contained in the bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our bylaws described above.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our product candidates and impairment of our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products or services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the fiscal quarter ended September 30, 2026, none of our directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39538	March 22, 2023	3.1

3.2	Certificate of Amendment, dated March 20, 2023 to Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39538	March 22, 2023	3.2

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of CalciMedica, Inc., effective August 28, 2026.	8-K	001-39538	August 27, 2026	3.1

3.4	Restated Bylaws of the Registrant.	10-Q	001-39538	November 12, 2020	3.2

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1/A	333-248611	September 21, 2020	4.1

4.3	Form of Registration Rights Agreement, dated November 21, 2022, by and among CalciMedica, Inc. and the several purchasers signatory thereto.	8-K	001-39538	March 22, 2023	4.1

4.4	Form of Registration Rights Agreement by and among CalciMedica, Inc. and the persons party thereto.	8-K	001-39538	January 24, 2024	10.2

4.5	Warrant to Purchase Common Stock dated as of December 11, 2019, by and between the Registrant and SG Dan Equity Holdings, LLC.	S-1	333-248611	September 4, 2020	4.3

4.6	Warrant to Purchase Common Stock dated as of November 9, 2020, issued by the Registrant to SG Dan Equity Holdings, LLC.	8-K	001-39538	March 22, 2023	4.3

4.7	Warrant to Purchase Common Stock, dated as of October 18, 2022, issued by CalciMedica, Inc. to SG Dan Equity Holdings, LLC.	8-K	001-39538	March 22, 2023	4.4

4.8	Warrant to Purchase Common Stock, dated as of October 18, 2022, issued by CalciMedica, Inc. to Eric Roberts.	8-K	001-39538	March 22, 2023	4.5

4.9	Warrant to Purchase Common Stock, dated as of October 25, 2022, issued by CalciMedica, Inc. to Fred Middleton.	8-K	001-39538	March 22, 2023	4.6

4.10	Form of Warrant to Purchase Shares of Series B Convertible Preferred Stock of CalciMedica, Inc.	S-3	333-271115	April 4, 2023	4.9

4.11	Form of Tranche B Common Warrant	8-K	001-39538	January 24, 2024	4.2

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
4.12	Form of Placement Agent Warrant	8-K	001-39538	January 24, 2024	4.4

4.13	Warrant to Purchase Common Stock, dated as of May 17, 2024, issued by the Registrant to SG Dan Equity Holdings, LLC.	10-Q	001-39538	August 12, 2024	4.16

4.14	Warrant to Purchase Shares of Stock of CalciMedica, Inc. dated February 28, 2025, by and between CalciMedica, Inc. and Avenue Venture Opportunities Fund II, LP.	8-K	001-39538	March 5, 2025	4.1

4.15	Form of Series A Warrant	S-3	333-297681	July 24, 2026	4.23

4.16	Form of Series B Warrant	S-3	333-297681	July 24, 2026	4.24

4.17	First Amendment to Warrant to Purchase Shares of Stock dated June 23, 2026, by and between CalciMedica, Inc. and Avenue Venture Opportunities Fund II, L.P.	8-K	001-39538	June 24, 2026	4.2
4.18	First Amendment Warrant to Purchase Shares of Stock of CalciMedica, Inc. dated June 23, 2026, by and between CalciMedica, Inc., Avenue Venture Opportunities Fund II, L.P. and Avenue Capital Management II, L.P.	8-K	001-39538	June 24, 2026	4.3

10.1	CalciMedica, Inc. Amended 2023 Equity Incentive Plan.	8-K	001-39538	August 20, 2026	10.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

* This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALCIMEDICA, INC.

Date: November 10, 2026	By:	/s/ A. Rachel Leheny
A. Rachel Leheny, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Stephen Bardin
Stephen Bardin, MBA
Chief Financial Officer (Principal Accounting and Financial Officer)